Form 10-Q
period 2021-09-30
Solo Brands, Inc.
filed 2021-12-09
CIK 1870600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number 001-40979
Solo Brands, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware		87-1360865
State or Other Jurisdiction of Incorporation or Organization		I.R.S. Employer Identification No.

1001 Mustang Dr.
Grapevine,	TX	76051
Address of Principal Executive Offices		Zip Code
(817) 900-2664
Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	DTC	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Smaller reporting company	☐
Accelerated filer	☐	Emerging growth company	☒
Non-accelerated filer	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of November 30, 2021, there were 63,397,635 shares of the registrant’s Class A common stock, $0.001 par value per share, outstanding and 33,416,783 shares of the registrant’s Class B common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, business strategy, plans, market growth and our objectives for future operations.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.

WHERE YOU CAN FIND MORE INFORMATION

We may use the Investor Relations section of our Website as a distribution channel of material information about the Company including through press releases, investor presentations, and notices of upcoming events. We intend to utilize the Investor Relations section of our Website at https://investors.solobrands.com as a channel of distribution to reach public investors and as a means of disclosing material non-public information for complying with disclosure obligations under Regulation FD.
i

Basis of Presentation

This Quarterly Report on Form 10-Q covers a period prior to the completion of the initial public offering (“IPO”) on October 28, 2021. In connection with the completion of the IPO, we effected certain reorganization transactions collectively referred to as the “Reorganization Transactions.” Unless stated otherwise, this Quarterly Report on Form 10-Q contains information about Solo Stove Holdings, LLC, which we refer to as “Holdings,” before the IPO.

We also made three recent acquisitions, two of which occurred during the period covered by this Quarterly Report on Form 10-Q. On May 3, 2021, Holdings acquired 60% of the voting equity interests in Oru Kayak, Inc. (“Oru”), and an option to purchase the remaining 40% of voting equity interests in Oru upon a liquidity event at the option of Holdings, for total net cash paid of $25.4 million (the “Oru Acquisition”). On September 8, 2021, we acquired the remaining 40% ownership interest in Oru in exchange for 9.3 million Class B Units of Holdings. On August 2, 2021, Holdings acquired International Surf Ventures, Inc. (“ISLE”) for approximately $24.8 million in cash, subject to working capital adjustments and completion of the determination of total purchase consideration (the “ISLE Acquisition”). On September 1, 2021, Holdings acquired Chubbies, Inc. (“Chubbies”) for approximately $129.5 million in net consideration provided, subject to the finalization of the estimated total purchase consideration and net assets acquired (the “Chubbies Acquisition” and together with the Oru Acquisition and the ISLE Acquisition, the “Acquisitions” and each an “Acquisition”). See the Notes to the unaudited financial statements of Holdings included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the Acquisitions.

Accordingly, unless the context otherwise requires, references to:
•“we,” “us,” “our,” the “Company,” “Solo Stove,” “Solo Brands, Inc.” and similar references refer: (i) following the consummation of the Reorganization Transactions, including the IPO, to Solo Brands, Inc., and, unless otherwise stated, all of its subsidiaries, Holdings, and, unless otherwise stated, all of its subsidiaries, and (ii) on or prior to the completion of the Reorganization Transactions, including the IPO, to Holdings and, unless otherwise stated, all of its subsidiaries. In each case, such references include the companies acquired in the Acquisitions from the date of the applicable Acquisition. Unless otherwise indicated, (i) information presented for a period entirely preceding an Acquisition does not give effect to the consummation of such Acquisition and reflects only the subsidiaries and brands owned prior to such Acquisition and (ii) information presented for a period following an Acquisition or during which an Acquisition occurred includes the impact of the Acquisition from the date of such Acquisition.
•“Continuing LLC Owners” refers to Original LLC Owners who continue to own LLC Interests (as defined below) after the Reorganization Transactions and who may, following the completion of the IPO, exchange their LLC Interests for shares of our Class A Common Stock or a cash payment, in each case, together with a cancellation of the same number of its shares of Class B Common Stock.
•“Former LLC Owners” refers to all of the Original LLC Owners (excluding the Continuing LLC Owners) who exchanged their indirect ownership interests in Holdings for shares of our Class A Common Stock and cash in connection with the completion of the IPO.
•“LLC Interests” refer to a single class of common membership interests of Holdings.
•“Original LLC Owners” refer to the direct and certain indirect owners of Holdings, collectively, prior to the Reorganization Transactions.

ii

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our Class A common stock. The principal risks and uncertainties affecting our business include the following:
•Our business depends on maintaining and strengthening our brand and generating and maintaining ongoing demand for our products, and a significant reduction in such demand could harm our results of operations.
•If we are unable to successfully design and develop new products, our business may be harmed.
•We may acquire or invest in other companies, which could divert our management’s attention, result in dilution to our stockholders, and otherwise disrupt our operations and harm our results of operations.
•Our recent growth rates may not be sustainable or indicative of future growth and we may not be able to effectively manage our growth.
•If we are unable to successfully obtain and enforce protection for our trademarks and patents, our ability to compete in the market could be harmed.
•Our business could be harmed if we are unable to accurately forecast demand for our products or our results of operations.
•Our marketing strategy of associating our brand and products with outdoor, group activities may not be successful with existing and future customers.
•If we fail to attract new customers in a cost-effective manner, our business may be harmed.
•Our net sales and profits depend on the level of customer spending for our products, which is sensitive to general economic conditions and other factors.
•The COVID-19 pandemic or other pandemics could adversely affect our business, sales, financial condition, results of operations and cash flows, and our ability to access current or obtain new lending facilities.
•The markets in which we compete are highly competitive and we could lose our market position.
•Competitors have imitated and will likely continue to imitate our products. If we are unable to protect or preserve our brand image and proprietary rights, our business may be harmed.
•We rely on third-party manufacturers and problems with, or the loss of, our suppliers or an inability to obtain raw materials could harm our business and results of operations.
•Our business relies on cooperation of our suppliers, but not all relationships include written exclusivity agreements. If they produce similar products for our competitors, it could harm our results of operations.
•Fluctuations in the cost and availability of raw materials, equipment, labor, and transportation could cause manufacturing delays or increase our costs.
•If we fail to timely and effectively obtain shipments of products from our manufacturers and deliver products to our retail partners and customers, our business and results of operations could be harmed.
•Our collection, use, storage, disclosure, transfer and other processing of personal information could give rise to significant costs and liabilities, including as a result of governmental regulation, uncertain or inconsistent interpretation and enforcement of legal requirements or differing views of personal privacy rights, which may have a material adverse effect on our reputation, business, financial condition and results of operations.
•Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.
iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SOLO STOVE HOLDINGS, LLC
Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$9,529	$32,753
Accounts receivable, net	15,204	4,166
Inventory	113,634	14,348
Prepaid expenses and other current assets	6,377	328
Total current assets	144,744	51,595
Non-current assets
Property and equipment, net	6,679	980
Intangible assets, net	267,453	200,587
Goodwill	406,238	289,096
Other non-current assets	388	149
Total non-current assets	680,758	490,812
Total assets	$825,502	$542,407

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Accounts payable	$9,647	$1,377
Accrued expenses and other current liabilities	15,578	15,203
Contingent consideration	—	100,000
Deferred revenue	1,360	20,246
Current portion of long-term debt	2,500	450
Total current liabilities	29,085	137,276
Non-current liabilities
Long-term debt, net	372,558	72,898
Deferred tax liability	18,644	—
Other non-current liabilities	326	133
Total non-current liabilities	391,528	73,031

Commitments and contingencies (Note 14)

Members’ equity
Class A units	205,805	237,309
Class B units	163,754	103,109
Incentive units	732	—
Retained earnings (accumulated deficit)	34,598	(8,318)
Total members’ equity	404,889	332,100
Total liabilities and members’ equity	$825,502	$542,407

See Notes to Consolidated Financial Statements

SOLO STOVE HOLDINGS, LLC
Consolidated Statements of Operations
(Unaudited)

	SUCCESSOR	INTERMEDIATE SUCCESSOR	SUCCESSOR	INTERMEDIATE SUCCESSOR
(In thousands, except per unit data)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Net sales	$69,433	$29,135	$227,249	$66,592
Cost of goods sold	28,412	8,362	80,064	21,195
Gross profit	41,021	20,773	147,185	45,397
Operating expenses
Selling, general & administrative expenses	28,584	9,464	76,980	20,405
Depreciation and amortization expenses	5,063	648	12,968	2,172
Other operating expenses	3,063	—	5,673	6
Total operating expenses	36,710	10,112	95,621	22,583
Income (loss) from operations	4,311	10,661	51,564	22,814
Non-operating expenses
Interest expense (income)	2,233	216	7,350	1,084
Other non-operating expenses	7	166	9	244
Total non-operating expenses	2,240	382	7,359	1,328
Income (loss) before income taxes	2,071	10,279	44,205	21,486
Income tax expense (benefit)	(49)	11	123	11
Net income (loss)	2,120	10,268	44,082	21,475
Less: net income (loss) attributable to noncontrolling interest	937	—	1,166	—
Net income (loss) attributable to Solo Stove Holdings, LLC	$1,183	$10,268	$42,916	$21,475

Net income (loss) per unit(1)
Basic	$0.00	$0.13	$0.10	$0.27
Diluted	$0.00	$0.13	$0.10	$0.27

Weighted-average units outstanding
Basic	432,080	78,806	427,369	78,634
Diluted	432,080	78,806	427,369	78,634
(1) In the Successor period, the basic and diluted net income (loss) per unit amounts for the Class A and Class B units is the same for each class of unit. In the Intermediate Successor period, the basic and diluted net income (loss) per unit amounts for the Class A-1 and Class A-2 units is the same for each class of unit.

See Notes to Consolidated Financial Statements

SOLO STOVE HOLDINGS, LLC
Consolidated Statements of Cash Flows
(Unaudited)

	SUCCESSOR	INTERMEDIATE SUCCESSOR
(In thousands)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$44,082	$21,475
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities
Depreciation	301	69
Amortization of intangible assets	12,667	2,103
Non-cash interest expense	1,944	114
Equity based compensation	732	—
Deferred income taxes	(944)	—
Bad debt expense	103	(77)
Changes in assets and liabilities
Accounts receivable	(8,715)	(1,249)
Inventory	(62,343)	961
Prepaid expenses and other current assets	(4,621)	(33)
Other non-current assets	188	(66)
Accounts payable	3,736	305
Accrued expenses and other current liabilities	(18,833)	(1,899)
Deferred revenue	(20,141)	4,069
Other non-current liabilities	180	49
Net cash provided by (used in) operating activities	(51,664)	25,821
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,104)	(663)
Assets and liabilities acquired, Oru acquisition, net cash paid	(19,135)	—
Assets and liabilities acquired, ISLE acquisition, net cash paid	(21,757)	—
Assets and liabilities acquired, Chubbies acquisition, net cash paid	(92,416)	—
Net cash provided by (used in) investing activities	(138,412)	(663)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit	249,000	—
Proceeds from term loan	100,000	—
Proceeds from line of credit	9,600	10,000
Repayment of senior debt facility	(45,000)	—
Repayment of term loan	—	(14,325)
Repayment of line of credit	(9,600)	(10,000)
Debt issuance costs paid	(4,234)	—
Payment of contingent consideration	(100,000)	(2,080)
Contributions	250	700
Distributions	(33,164)	(3,825)
Net cash provided by (used in) financing activities	166,852	(19,530)
Net change in cash and cash equivalents	(23,224)	5,628
Cash and cash equivalents balance, beginning of period	32,753	5,025
Cash and cash equivalents balance, end of period	$9,529	$10,653
SUPPLEMENTAL DISCLOSURES:
Cash interest paid	$5,292	$7,219
SUPPLEMENTAL NONCASH INVESTING AND FINANCING DISCLOSURES:
Non-cash issuance of Class B units - noncontrolling interest purchase of Oru	$16,486	$—
Non-cash issuance of Class B units - ISLE	$16,494	$—
Non-cash issuance of Class B units - Chubbies	$29,075	$—
See Notes to Consolidated Financial Statements

SOLO STOVE HOLDINGS, LLC
Consolidated Statements of Members’ Equity
(Unaudited)

For the Three and Nine Months Ended September 30, 2021

(In thousands)	Class A		Class B
SUCCESSOR	Units	Amount	Units	Amount	Incentive Units	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total Members’ Equity
Balance at December 31, 2020	250,000	$237,309	175,000	$103,109	$—	$(8,318)	$—	$332,100
Share-based compensation	—	—	—	—	229	—	—	229
Net income	—	—	—	—	—	22,234	—	22,234
Balance at March 31, 2021	250,000	$237,309	175,000	$103,109	$229	$13,916	$—	$354,563
Member tax distributions	—	(24,704)	—	(1,348)	—	—	—	(26,052)
Share-based compensation	—	—	—	—	261	—	—	261
Noncontrolling interest in Oru	—	—	—	—	—	—	15,320	15,320
Net income	—	—	—	—	—	19,499	229	19,728
Balance at June 30, 2021	250,000	$212,605	175,000	$101,761	$490	$33,415	$15,549	$363,820
Member tax distributions	—	(6,800)	—	(312)	—	—	—	(7,112)
Contributions	—	—	60	250	—	—	—	250
Share-based compensation	—	—	—	—	242	—	—	242
Issuance of Class B units for acquisitions	—	—	10,996	45,569	—	—	—	45,569
Purchase of remaining interest in Oru	—	—	9,265	16,486	—	—	(16,486)	—
Net income	—	—	—	—	—	1,183	937	2,120
Balance at September 30, 2021	250,000	$205,805	195,321	$163,754	$732	$34,598	$—	$404,889
See Notes to Consolidated Financial Statements

SOLO STOVE HOLDINGS, LLC
Consolidated Statements of Members’ Equity
(Unaudited)

For the Three and Nine Months Ended September 30, 2020

(In thousands)	Class A-1		Class A-2
INTERMEDIATE SUCCESSOR	Units	Amount	Units	Amount	Incentive Units	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total Members’ Equity
Balance at December 31, 2019	76,131	$77,244	1,975	$1,933	$—	$(5,022)	$—	$74,155
Rollover contribution	—	—	700	700	—	—	—	700
Net income	—	—	—	—	—	1,444	—	1,444
Balance at March 31, 2020	76,131	$77,244	2,675	$2,633	$—	$(3,578)	$—	$76,299
Member tax distributions	—	(574)	—	(58)	—	—	—	(632)
Net income	—	—	—	—	—	9,763	—	9,763
Balance at June 30, 2020	76,131	$76,670	2,675	$2,575	$—	$6,185	$—	$85,430
Member tax distributions	—	(3,099)	—	(94)	—	—	—	(3,193)
Net income	—	—	—	—	—	10,268	—	10,268
Balance at September 30, 2020	76,131	$73,571	2,675	$2,481	$—	$16,453	$—	$92,505

See Notes to Consolidated Financial Statements

SOLO STOVE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – Organization and Description of Business

Description of Business

Solo Stove Holdings, LLC (“Company”, “We”, “Our”, “Solo Stove”, or “Holdings”), through a wholly-owned subsidiary, Solo DTC Brands, LLC (formerly named Frontline Advance, LLC) (dba Solo Stove), offers portable, low-smoke fire pits, grills, and camping stoves for backyard and outdoor use in different sizes, fire pit bundles, gear kits, stoves, cookware, dinnerware, and a variety of clothing and accessories. Solo Stove distributes its products through its website and other partners across North America and Europe.

Organization
Solo DTC Brands, LLC was formed as a limited liability company in the state of Texas on June 10, 2011. While operating as a limited liability company from 2011 to 2019, Solo Stove had two owners (“Founders”), which together owned 100 percent of the outstanding membership interest. For all periods, the operations of the Company are conducted through Solo DTC Brands, LLC.
Pursuant to the membership interest purchase agreement (the “2019 Agreement”) dated September 24, 2019, SS Acquisitions, Inc. (which was majority-owned by Bertram Capital) acquired 66.74 percent of the total Class A-1 and Class A-2 units of Solo DTC Brands, LLC from the Founders for total consideration paid of $52.3 million. The remaining interests were retained by the Founders and other employees who acquired interest as part of the 2019 Agreement.
The Company was formed as a single-member limited liability company in the state of Delaware on October 6, 2020. Through a wholly-owned subsidiary, and pursuant to the securities purchase agreement (the “2020 Agreement”) dated October 9, 2020, the Company acquired 100 percent of the outstanding units of Solo DTC Brands, LLC. As a result, Solo DTC Brands, LLC became a wholly-owned subsidiary of the Company. In exchange, Solo Stove Holdings, LLC issued Class A and B units, through which Summit Partners Growth Equity Funds, Summit Partners Subordinated Debt Funds, and Summit Investors X Funds (collectively, the “Summit Partners”) acquired an effective 58.82 percent of the Company for total consideration paid of $273.1 million. The remaining units were retained by the Founders, SS Acquisitions, Inc., and other employees as part of the 2020 Agreement.
Solo Brands, Inc. was incorporated in Delaware on June 23, 2021 for the purpose of facilitating an initial public offering and other related transactions in order to carry on the Company’s business. On October 28, 2021, Solo Brands, Inc. completed its initial public offering of 14,838,708 shares of Class A common stock, including 1,935,483 Class A Common Stock the underwriters exercised their option to purchase subsequent to the initial public offering, at an offering price of $17.00 per share. Solo Brands, Inc. received gross proceeds of approximately $250.0 million, including $30.6 million from the underwriters exercised option, before deducting underwriting discounts, commissions and offering related transaction costs. The unaudited consolidated financial statements as of September 30, 2021, including per unit amounts, do not include the effects of the initial public offering, as it was completed subsequent to September 30, 2020 (refer to Note 18).
Subsequent to the initial public offering, Solo Brands, Inc. is a holding company, and the principal assets is a controlling equity interest in Solo Stove Holdings, LLC. As the sole managing member, Solo Brands, Inc. operates and controls all of the business and affairs, and through Solo Stove Holdings, LLC, conducts the business.
Basis of Presentation
The three and nine month periods ended September 30, 2020, are referred to as “Intermediate Successor.” The Intermediate Successor period reflects the costs and activities as well as the recognition of assets and liabilities at their fair values pursuant to the election of push-down accounting as of the consummation of the 2019 Agreement. Prior to the formation of the Company, the members’ equity represents interest in Solo DTC Brands, LLC.
The three and nine month periods ended September 30, 2021, are referred to as “Successor or Company” The Successor period reflects the costs and activities as well as the recognition of assets and liabilities of the Company at their fair values pursuant to the election of push-down accounting as of the consummation of the 2020 Agreement. Due to the application of acquisition accounting, the election of push-down accounting, and the conforming of significant accounting policies, the results of the consolidated financial statements for Intermediate Successor and Successor periods are not comparable. Subsequent to the formation of the Company, the members’ equity represents interest in Solo Stove Holdings, LLC. However, the operations of the Company are conducted through Solo DTC Brands, LLC.
The unaudited consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to applicable rules and regulations of the SEC. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in the registration statement on Form S-1, as amended, filed with the SEC and declared effective on October 28, 2021.

NOTE 2 – Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses during the reporting period and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates and assumptions about future events and their effects cannot be made with certainty. Estimates may change as new events occur when additional information becomes available and if our operating environment changes. Actual results could differ from our estimates.
Concentrations of Credit Risk
The Company extends trade credit to its customers on terms that generally are practiced in the industry. The Company periodically performs credit analyses and monitors the financial condition of its customers to reduce credit risk. The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support accounts receivable. Accounts receivable mostly consist of amounts due from our business-to-business customers.
As of September 30, 2021, Bed Bath and Beyond accounts for 15.0 percent of the Company’s total outstanding accounts receivable. As of December 31, 2020, Dick’s Sporting Goods accounted for 17.0 percent of the Company’s total outstanding accounts receivable. Additionally, accounts receivable from credit card merchants was 19.0 percent and 25.0 percent, respectively, of the Company’s total outstanding accounts receivable, as of September 30, 2021, and December 31, 2020. There are no other significant concentrations of receivables that represent a significant credit risk. In the Successor period for the three and nine months ended September 30, 2021, and in the Intermediate Successor period for the three and nine months ended September 30, 2020, no single customer accounted for more than 10% of total net sales.
We are exposed to risk due to our concentration of business activity with certain third-party manufacturers of our products. The majority of our camp stoves and fire pits are currently made in China between three of our manufacturers, with additional limited production in India and Vietnam. The majority of our kayaks and kayak accessories are currently made by one manufacturer in Mexico. The majority of our stand up paddle boards and paddle board accessories are currently made in China between nine manufacturers, with an additional manufacturer in Vietnam. The majority of our casual wear, sportwear, swimwear, outerwear, loungewear, and other accessories are currently made in China between five manufacturers, with additional manufacturers in India, Vietnam, and the U.S.
Segment Information
The Company’s Chief Executive Officer, as the chief operating decision-maker, organizes the Company, manages resource allocations, and measures performance on the basis of one operating segment. We report our operations as a single reportable segment and manage our business as a single-brand outdoor consumer products business. This is supported by our operational structure, which includes sales, research, product design, operations, marketing, and administrative functions focused on the entire product suite rather than individual product categories. Our chief operating decision maker does not regularly review financial information for individual product categories, sales channels, or geographic regionals that would allow decisions to be made about the allocation of resources or performance.
Fair Value Measurements

Accounting standards require certain assets and liabilities to be reported at fair value in the consolidated financial statements and provide a framework for establishing that fair value. The framework for determining fair value is based on a hierarchy that prioritizes the inputs and valuation techniques used to measure fair value.

Fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Fair values determined by Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar assets or liabilities in active markets and other inputs, such as interest rates and yield curves, that are observable at commonly quoted intervals.

Fair values determined by Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related liability. These Level 3 fair value measurements are based primarily on management’s own estimates using pricing models, discounted cash flow methodologies, or similar techniques taking into account the characteristics of the asset or liability.

In instances whereby inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Company’s assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.

Our financial instruments consist primarily of cash, accounts receivable, accounts payable, and bank indebtedness. The carrying amount of cash, accounts receivable, and accounts payable, approximates fair value due to the short-term maturity of these instruments.

Risks and Uncertainties
On March 11, 2020, the World Health Organization declared the outbreak of a respiratory disease caused by a new coronavirus as a “pandemic”. First identified in late 2019 and known now as COVID-19, the outbreak has impacted millions of individuals worldwide and continues to do so with new variants as well. In response, many countries have implemented measures to combat the outbreak, which have impacted global business operations. While the Company’s results of financial position, cash flows, and results of operations were not significantly impacted, the extent of any future impact cannot be reasonably estimated at this time.
Cash and Cash Equivalents

The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. The Company continually monitors its position with, and the credit quality of, the financial institutions with which it invests. The Company has maintained bank balances in excess of federally insured limits. We have not historically experienced any losses in such accounts.

Accounts Receivable, net

Accounts receivables consists of amounts due to the Company from retailers and direct to corporate customers. Accounts receivable are recorded at invoiced amounts, less contractual allowances for trade terms, sales incentive programs, and discounts. The Company maintains an allowance for doubtful accounts for estimated losses that will result from the inability of customers to make required payments. The allowance is determined based on a review of specific customer accounts where the collection is doubtful, as well as an assessment of the collectability of total receivables considering the aging of balances, historical and anticipated trends, and current economic conditions. All accounts are subject to an ongoing review of ultimate collectability. Receivables are written off against the allowance when it is probable the amounts will not be recovered. The allowance for doubtful accounts on accounts receivable balances was $0.3 million as of September 30, 2021. This balance was nominal as of December 31, 2020.

Inventory

Inventories are comprised primarily of finished goods and are recorded at the lower of cost or net realizable value. Cost is determined using average costing that approximates actual cost on a first-in, first-out (FIFO) method. Obsolete or slow-moving inventory is written down to estimated net realizable value.

Property and Equipment, net

Property and equipment acquired through acquisitions (as described in Note 4) are recorded at estimated fair value as of that date. Property and equipment acquired subsequent to acquisitions are recorded at cost, net of accumulated depreciation. Costs of maintenance and repairs are charged to expense when incurred. When property and equipment are sold or disposed of, the cost and related accumulated depreciation is written off, and a gain or loss, if applicable, is recorded. We review property and equipment for impairment annually in the fourth quarter of each fiscal year and on an interim basis whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Property and equipment are depreciated on a straight-line method over their estimated useful lives. The useful lives for property and equipment are as follows:

Useful Life
Computers, software, and other equipment	3 Years
Machinery	5 Years
Leasehold improvements	Shorter of lease term or 5 Years
Furnitures and fixtures	5 Years

Goodwill and Intangible Assets

Goodwill is determined based upon the excess enterprise value of the Company over the estimated fair value of assets and liabilities assumed at the acquisition date. Intangible assets are comprised of brand, patents, and customer relationships. Goodwill and intangible assets are recorded at their estimated fair values at the date of acquisition. We review goodwill and indefinite-lived intangible assets for impairment annually on October 1st of each fiscal year and on an interim basis whenever events or changes in circumstances indicate the fair value of such assets may be below their carrying value. In conducting our annual impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying value. If factors indicate that the fair value of the asset is less than its carrying value, we perform a quantitative assessment of the asset, analyzing the expected present value of future cash flows to quantify the amount of impairment, if any.

For our annual goodwill and indefinite-lived intangibles impairment tests on October 1, 2020, and 2019, we performed a qualitative assessment to determine whether the fair value of goodwill and indefinite-lived intangibles was more likely than not less than the carrying value. Based on the timing of the change in control events, economic conditions, and industry and market considerations, we determined that it was more likely than not that the fair value of goodwill and indefinite lived intangibles was greater than their carrying value; therefore, the quantitative impairment test was not performed. As a result, there was no impairment charge recognized for the years 2020 and 2019.

Intangible assets are comprised of brand, patents, customer relationships, developed technology, in-process research and development, and IP and trademark. Intangible assets are recorded at their estimated fair values at the date of acquisition.
Acquired definite lived intangible assets subject to amortization are amortized using the straight-line method over the estimated useful lives of the assets. The useful lives for intangible assets subject to amortization are as follows:

Useful Life
Brand	15 Years
Patents	8 Years
Customer relationships	6-15 Years
Developed technology	6 Years
Trademark	9-15 Years
Proprietary software	5 Years

Debt Issuance Costs

Debt issuance costs were incurred by the Company in connection with obtaining debt in the change of control transactions and funding acquisitions and inventory purchases. These are recorded on the balance sheet as a direct deduction from the carrying value of the associated debt liability. The costs are amortized on a straight-line basis over the term of the related debt and reported as a component of interest expense.

Leases

The Company accounts for leases in accordance with Accounting Standards Codification (“ASC”) No. 840, Leases. The Company deals primarily with operating leases for office space and distribution facilities and does not have any assets or liabilities under capital leases.

Rent expense on operating leases is recorded on a straight-line basis over the lease term. Deferred rent represents the difference between rent amounts paid and amounts recognized as straight-line rent expense. The excess of straight-line rent expense over lease payments due is recorded as a deferred rent liability in accrued expenses for the current portion and other long-term liabilities, for the noncurrent portion, in the consolidated balance sheets.

Revenue Recognition

The Company primarily engages in direct-to-consumer transactions, which is comprised of product sales directly from the Company’s website, and business-to-business transactions, which is comprised of product sales to retailers, including where possession of the Company’s products is taken and sold by the retailer in-store or online.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which provides new guidance on the recognition of revenue and states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this ASU on January 1, 2019, on a modified retrospective basis only to contracts that were not complete at the date of initial application. There was no material cumulative effect of initially applying the standard. See Note 3 for further information.

For the Company’s direct-to-consumer and wholesale transactions, performance obligations are satisfied at the point of shipment. To determine the point in time at which a customer obtains control of a promised asset and the Company satisfies a performance obligation, the Company considered the following:

a.The Company has a present right to payment for the asset
b.The customer has legal title to the asset
c.The Company has transferred physical possession of the asset
d.The customer has the significant risks and rewards of ownership of the asset
e.The customer has accepted the asset.

There are no significant extended payment terms with our customers. Payment is due at the time of sale on our website for our direct-to-consumer transactions. Our business-to-business customers’ payment terms vary depending on the contract with each retailer, but the most common is net 30 or net 60 days.

Under ASC 606, revenue is recognized for the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods to a customer. The consideration promised in a contract with a customer includes fixed and variable amounts. The fixed amount of consideration is the stand-alone selling price of the goods sold. Variable considerations, including cash discounts and rebates, are deducted from gross sales in determining net sales. Variable considerations also include the portion of goods that are expected to be returned and refunded. Any consideration received (or receivable) that the Company expects to refund to the customer will be recognized as a refund liability. Our refund liability is based on historical experience and trends. Net sales include shipping costs charged to the customer and are recorded net of taxes collected from customers, which are remitted to government authorities.

We offer a lifetime warranty on a number of our products to be free of manufacturing defects. We do not warranty our products against normal wear or misuse. The warranty is not sold separately and does not represent a separate performance obligation. Therefore, such warranties are accounted for under ASC 460, Guarantees.

For periods prior to the adoption of the new revenue recognition standard, revenue was recognized when (i) there was a contract or other arrangement of sale, (ii) the sales price was fixed or determinable, (iii) title and the risks of ownership had been transferred to the customer, and (iv) collection of the receivable was reasonably assured. Sales to business-to-business customers were recognized when title and the risks and rewards of ownership had passed to the customer, based on the terms of the sale. E-commerce sales were generally recognized when the product had been shipped from our warehouse.

Sales Returns and Allowances

Sales returns and allowances are recorded when the customer makes a return of a purchased product or when the customer agrees to keep a purchased product in return for a reduction in the selling price. Total sales returns and allowances were $1.4 million and $5.6 million in the Successor period for the three and nine months ended September 30, 2021, respectively. This amount was $1.5 million and $3.0 million in the Intermediate Successor period for the three and nine months ended September 30, 2020, respectively. These amounts are included in net sales on the consolidated statement of operations.

Contract Balances
Contract liabilities are recorded when the customer pays consideration, or the Company has a right to an amount of consideration that is unconditional before the transfer of a good to the customer and thus represents our obligation to transfer the good to the customer at a future date. The Company’s primary contract liabilities are from our direct-to-consumer channel and represent payments received in advance from our customers for our products. The Company also has $0.7 million of contract liabilities from unredeemed gift cards and loyalty rewards. We recognize contract liabilities as revenue once all performance obligations have been satisfied.
Contract liabilities were $1.4 million and $20.2 million as of September 30, 2021, and December 31, 2020, respectively. For the periods presented on the consolidated statement of operations, we recognized $19.9 million of revenue that was previously included in the contract liability balance as of December 31, 2020. The change in the contract liability balance primarily results from timing differences between the customer’s payment and our satisfaction of performance obligations.
Cost of Goods Sold

Cost of goods sold includes the purchase price of merchandise sold to customers and inbound shipping and handling costs. Cost of goods sold also includes depreciation and amortization, allocated overhead, and direct and indirect labor for warehouse personnel.

Shipping and Handling Costs

Costs associated with the shipping and handling of customer sales are expensed when the product ships to the customer. Total outbound shipping and handling costs were $5.2 million and $16.9 million in the Successor period for the three and nine months ended September 30, 2021, respectively. This cost was $2.0 million and $4.9 million in the Intermediate Successor period for the three and nine months ended September 30, 2020, respectively. These costs are included in selling, general, & administrative expenses on the consolidated statements of operations.

Advertising Expense

Advertising expense is expensed as incurred. Advertising expense was $14.3 million and $37.5 million in the Successor period for the three and nine months ended September 30, 2021, respectively. This expense was $4.5 million and $7.8 million in the Intermediate Successor period for the three and nine months ended September 30, 2020, respectively. These costs are included in selling, general, & administrative expenses on the consolidated statements of operations.

Other Operating Expenses

Other operating expenses consist primarily of acquisition-related expenses related to the Oru, ISLE, and Chubbies acquisitions in 2021, the change in control event in 2020, and other acquisition activities. Additionally, other operating expenses include costs incurred for the initial public offering related expenses and business optimization expenses.
Income Taxes
The Company is structured as a limited liability company for income tax purposes and is not subject to federal and state income taxes. Accordingly, taxable income and losses of the Company are reported on the income tax returns of the Company's members, and no provision for federal income taxes has been recorded in the accompanying consolidated financial statements.
Oru Kayak, Inc. and Chubbies, Inc., wholly owned subsidiaries, are subject to federal and state income taxes on corporate earnings and accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are calculated by applying existing tax laws and the rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

In accordance with authoritative guidance on accounting for and disclosure of uncertainty in tax positions, the Company follows a more likely than not measurement methodology to reflect the financial statement impact of uncertain tax positions taken or expected to be taken in a tax return. For tax positions meeting the more-likely-than-not threshold, the tax liability recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. If tax authorities were to disallow any tax positions taken by the Company, the additional income taxes, if any, would be imposed on the members rather than the Company.
No amounts have been accrued for uncertain tax positions as of September 30, 2021, and December 31, 2020. However, management’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations, and interpretations thereof, and other factors. The Company does not have any unrecognized tax benefits as of September 30, 2021, and December 31, 2020, and does not expect that the total amount of unrecognized tax benefits will materially change over the next six months. Additionally, no interest or penalty related to uncertain taxes has been recognized in the accompanying consolidated financial statements.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, and local jurisdictions, where applicable. If such examinations result in changes to income or loss, the tax liability of the Company could be changed accordingly.
Warranty

The Company warrants its products against manufacturing defects and will replace all products sold by an authorized retailer that are deemed defective. The Company does not warranty its products against normal wear or misuse. Historically, warranty claims have been nominal, and the Company does not expect large warranty claims in the future. As of September 30, 2021, the amount of warranty claims was $0.2 million. This amount was nominal as of December 31, 2020.

Earnings Per Unit

Basic earnings per unit are computed by dividing net income (loss) by the weighted average number of units of Class A, Class B, Class A-1, and Class A-2 units outstanding during the period. Diluted earnings per unit include other dilutive units issued by the Company to employees, such as incentive units.

Employee Compensation

The Company recognizes employee compensation expense for employees and non-employees based on the grant-date fair value of incentive units. Certain incentive units contain service and performance vesting conditions. For awards that vest based on continued service, employee compensation cost is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the awards. For awards with performance vesting conditions, employee compensation cost is recognized on a graded vesting basis over the requisite service period when it is probable the performance condition will be achieved. The grant-date fair value of incentive units that contain service or performance conditions is estimated using a Monte Carlo simulation model. The grant date fair value of restricted stock awards that contain service vesting conditions are estimated based on the fair value of the underlying shares on the grant date. For awards with market vesting conditions, the fair value is estimated using a Monte Carlo simulation model, which incorporates the likelihood of achieving the market condition.

Net Income (Loss) Per Unit

The Company follows the two-class method when computing net income (loss) per unit for its units issued. Basic net income (loss) per unit is computed using the weighted average number of units outstanding during the period. Diluted net income (loss) per unit is computed using the weighted-average number of units outstanding during the period plus the effect of all potentially dilutive securities, which include dilutive stock options and awards. Potential dilutive securities are not reflected in diluted net income (loss) per unit because such units are anti-dilutive.

Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract", an update that aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company early adopted this standard on January 1, 2021. It did not materially impact our consolidated financial statements or disclosures.
In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes,” an update that simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 by clarifying and amending existing guidance. The guidance became effective for the Company on January 1, 2021, but did not materially impact our financial statements.

Recently Issued Accounting Pronouncements - Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will supersede the current lease requirements in ASC 840. The ASU requires lessees to recognize a right-to-use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of operations. Currently, leases are classified as either capital or operating, with only capital leases recognized on the consolidated balance sheets. The reporting of lease-related expenses in the statements of operations and cash flows will generally be consistent with the current guidance. In June 2020, the FASB issued ASU 2020-05, deferring the effective date of ASU 2016-02 to annual periods beginning after December 15, 2021. Upon adoption, the ASU will be applied using a modified retrospective transition method to either the beginning of the earliest period presented or the beginning of the year of adoption. The Company is still evaluating which method it will apply. The new lease standard is expected to have an impact on the Company’s consolidated financial statements as a result of the Company’s operating leases, as disclosed in Note 11, that will be reported on the consolidated balance sheets at adoption. Upon adoption, the Company will recognize a lease liability and corresponding right-to-use asset based on the present value of the minimum lease payments. The effects on the results of operations are not expected to be significant as recognition and measurement of expenses and cash flows for leases will be substantially the same under the new standard.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU includes changes to the accounting and measurement of financial assets, including the Company’s accounts receivable and held-to-maturity debt securities, by requiring the Company to recognize an allowance for all expected losses over the life of the financial asset at origination. This is different from the current practice, where an allowance is not recognized until the losses are considered probable. The ASU also changes the way credit losses are recognized for available-for-sale debt securities. Credit losses are recognized through the recording of an allowance rather than as a write-down of the carrying value. In November 2019, the FASB issued ASU 2019-10, deferring the effective date of ASU 2016-13 to annual periods beginning after December 15, 2022. Upon adoption, the ASU will be applied using a modified retrospective transition method to the beginning of the earliest period presented. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. Although early adoption is permitted, the Company does not plan to early adopt. The Company is still evaluating the impact of this standard on our consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, an update that provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions effected by reference rate reform if certain criteria are met. The optional guidance is provided to ease the potential burden of accounting for reference rate reform. The guidance is effective as of March 12, 2020, and is available for contract modifications through December 31, 2022. The Company is still evaluating the impact of this standard on our consolidated financial statements.

NOTE 3 – Revenue

The Company primarily engages in direct-to-consumer transactions, which is comprised of product sales directly from our website, and business-to-business transactions, which is comprised of product sales to retailers, including where possession of the Company's products is taken and sold by the retailer in-store or online.
The following table disaggregates our net sales by channel (in thousands):

	SUCCESSOR	INTERMEDIATE SUCCESSOR	SUCCESSOR	INTERMEDIATE SUCCESSOR
	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Net sales by channel
Direct-to-consumer	$58,081	$26,454	$191,492	$59,993
Wholesale	11,352	2,681	35,757	6,599
Total net sales	$69,433	$29,135	$227,249	$66,592
NOTE 4 – Acquisitions

The following transaction was accounted for as business combinations under ASC 805, Business Combinations.

Oru Kayak, Inc.

On May 3, 2021, Solo DTC Brands, LLC entered into the Equity Purchase Agreement (the “Agreement”) to acquire 60 percent of the voting equity interests in Oru Kayak, Inc. (“Oru”) for total net cash paid of $25.4 million. Additionally, the Company had the option to purchase the remaining 40 percent upon a liquidity event, which it did. The exercise price of the option was equal to Oru’s last twelve months adjusted EBITDA times a predetermined multiple. The Company acquired Oru to increase its brand and market share in the overall outdoor activities industry, as Oru manufactures, markets, and sells kayak boats and kayak accessories.

The excess enterprise value of Oru over the estimated fair value of assets and liabilities assumed was recorded as goodwill. Goodwill was recorded to reflect the excess purchase consideration over net assets acquired, which represents the value that is expected from expanding the Company’s product offerings and other synergies. Factors that contributed to the recognition of goodwill included the expected future revenue growth of Oru. None of the goodwill recognized was expected to be deductible for tax purposes. The acquisition will be accounted for under the acquisition method of accounting for business combinations.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed by the Company at the acquisition date (in thousands):

Cash	$6,307
Accounts receivable	357
Inventory	4,145
Property and equipment	436
Prepaid expenses and other assets	902
Intangible assets	24,265
Accounts payable and accrued liabilities	(4,119)
Deferred revenue	(778)
Deferred tax liability	(6,686)
Total identifiable net assets	24,829
Noncontrolling interest	(15,320)
Goodwill	15,933
Total	25,442
Less: cash acquired	(6,307)
Total, net of cash acquired	$19,135

The intangible assets and related deferred tax assets and liabilities are estimates and are pending final valuation and tax provision calculations. The final purchase price allocation could result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill.
Acquisition-related costs of the buyer, which include legal, accounting, and valuation fees, totaled $0.7 million for the six months ended June 30, 2021, and were paid by the Company subsequent to the transaction date. These costs are included in other operating expenses on the consolidated statements of operations.

The amounts of net sales and net income of Oru included in the Company’s consolidated income statement from the acquisition date to the six months ended June 30, 2021 are $5.6 million and $0.8 million, respectively.

On September 8, 2021, the Company acquired the remaining 40% ownership interest in Oru in exchange for 9.3 million Class B Units of Solo Stove Holdings, LLC.

International Surf Ventures, LLC

On August 2, 2021, Solo DTC Brands, LLC entered into the Equity Purchase Agreement (the “Agreement”) to acquire 100 percent of the voting equity interests in International Surf Ventures, LLC (“ISLE”) for total consideration of cash paid of $24.8 million and Class B units of $16.5 million. The Company acquired ISLE to increase its brand and market share in the overall outdoor activities industry, as ISLE manufactures, markets, and sells stand up paddle boards and paddle board accessories.
The excess enterprise value of ISLE over the estimated fair value of assets and liabilities assumed was recorded as goodwill. Goodwill was recorded to reflect the excess purchase consideration over net assets acquired, which represents the value that is expected from expanding the Company’s product offerings and other synergies. Factors that contributed to the recognition of goodwill included the expected future revenue growth of ISLE. None of the goodwill recognized was expected to be deductible for tax purposes. The acquisition will be accounted for under the acquisition method of accounting for business combinations.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed by the Company at the acquisition date (in thousands):

Cash	$3,085
Accounts receivable	107
Inventory	8,203
Property and equipment	110
Prepaid expenses and other assets	60
Intangible assets	3,530
Accounts payable and accrued liabilities	(4,695)
Total identifiable net assets	10,400
Goodwill	30,936
Total	41,336
Less: fair value of class B units	(16,494)
Less: cash acquired	(3,085)
Total, net of cash acquired	$21,757

The intangible assets and related deferred tax assets and liabilities are estimates and are pending final valuation and tax provision calculations. The final purchase price allocation could result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill.
Acquisition-related costs of the buyer, which include legal, accounting, and valuation fees, totaled $0.3 million in the Successor period for the three and nine months ended September 30, 2021, and were paid by the Company subsequent to the transaction date. These costs are included in other operating expenses on the consolidated statements of operations.

The amounts of net sales and net loss of ISLE included in the Company’s consolidated income statement from the acquisition date to the three and nine months ended September 30, 2021 are $3.2 million and $2.8 million, respectively.
Chubbies, Inc.
On September 1, 2021, Solo DTC Brands, LLC entered into the Equity Purchase Agreement (the “Agreement”) to acquire 100 percent of the voting equity interests in Chubbies, Inc. (“Chubbies”) for total net cash paid of $100.4 million. The Company acquired Chubbies to increase its brand and market share in the overall outdoor activities industry, as Chubbies sells casual wear, sportwear, swimwear, outerwear, loungewear, and other accessories.
The excess enterprise value of Chubbies over the estimated fair value of assets and liabilities assumed was recorded as goodwill. Goodwill was recorded to reflect the excess purchase consideration over net assets acquired, which represents the value that is expected from expanding the Company’s product offerings and other synergies. Factors that contributed to the recognition of goodwill included the expected future revenue growth of Chubbies. None of the goodwill recognized was expected to be deductible for tax purposes. The acquisition will be accounted for under the acquisition method of accounting for business combinations.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed by the Company at the acquisition date (in thousands):

Cash	$7,990
Accounts receivable	1,962
Inventory	24,594
Property and equipment	401
Prepaid expenses and other assets	893
Intangible assets	51,685
Accounts payable and accrued liabilities	(15,023)
Deferred revenue	(392)
Deferred tax liability	(12,902)
Total identifiable net assets	59,208
Goodwill	70,273
Total	129,481
Less: cash acquired	(7,990)
Less: fair value of class B units	(29,075)
Total, net of cash acquired	$92,416

The intangible assets and related deferred tax assets and liabilities are estimates and are pending final valuation and tax provision calculations. The final purchase price allocation could result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill.
Acquisition-related costs of the buyer, which include legal, accounting, and valuation fees, totaled $1.6 million in the Successor period for the three and nine months ended September 30, 2021, and were paid by the Company subsequent to the transaction date. These costs are included in other operating expenses on the consolidated statements of operations.

The amounts of net sales and net loss of Chubbies included in the Company’s consolidated income statement from the acquisition date to the three and nine months ended September 30, 2021 are $3.8 million and $2.4 million, respectively.
The historical net loss of Chubbies for the two months and eight months ended August 31, 2021 was $18.6 million and $7.9 million, respectively. This, if combined with the net income of $2.1 million and $44.1 million in the Successor period for the three and nine months ended September 30, 2021, respectively, would have resulted in net income (loss) of $(16.4) million and $36.2 million.
The historical net sales of Chubbies for the two months and eight months ended August 31, 2021, respectively was $13.9 million and $58.5 million, respectively. This, if combined with the net sales of $69.4 million and $227.2 million in the Successor period for the three and nine months ended September 30, 2021, respectively, would have resulted in $83.3 million and $285.7 million.
NOTE 5 – Inventory

Inventory consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Purchased inventory on hand	$68,556	$2,725
Inventory in transit	31,691	10,964
Raw materials	1,685	—
Fair value write-up	11,702	659
Inventory	$113,634	$14,348

NOTE 6 – Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Computer, software, and other equipment	$2,718	$923
Leasehold improvements	2,592	48
Machinery	931	—
Furniture and fixtures	786	46
Property and equipment, gross	7,027	1,017
Accumulated depreciation	(348)	(37)
Property and equipment, net	$6,679	$980
Depreciation expense was $0.1 million and $0.3 million in the Successor period for the three and nine months ended September 30, 2021, respectively. Depreciation expense was nominal and nominal in the Intermediate Successor period for the three and nine months ended September 30, 2020, respectively.
NOTE 7 – Intangible Assets, net

Intangible assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Gross carrying value
Brand	$196,093	$196,083
Trademark	33,345	—
Customer relationships	31,911	6,796
Developed technology	21,050	—
Patents	956	956
Intangible assets, gross	283,355	203,835

Accumulated amortization
Brand	(12,741)	(2,964)
Trademark	(312)	—
Customer relationships	(1,270)	(257)
Developed technology	(1,462)	—
Patents	(117)	(27)
Accumulated amortization, gross	(15,902)	(3,248)
Intangible assets, net	$267,453	$200,587

Amortization expense was $4.9 million and $12.7 million in the Successor period for the three and nine months ended September 30, 2021, respectively. Amortization expense was $0.6 million and $2.1 million in the Intermediate Successor period for the three and nine months ended September 30, 2020, respectively.

Based on the carrying amounts of amortizable intangible assets noted above, estimated amortization expense for the next five years beginning in Fiscal Year 2022 is $21.9 million, $21.9 million, $21.9 million, $21.9 million, and $21.6 million, respectively.

NOTE 8 – Goodwill

The carrying value of goodwill associated with continuing operations and appearing in the accompanying consolidated balance sheets at September 30, 2021, and December 31, 2020, was as follows (in thousands):

Balance, December 31, 2020	$289,096
Acquisitions	—
Balance, March 31, 2021	289,096
Acquisitions	15,933
Balance, June 30, 2021	305,029
Acquisitions	101,209
Balance, September 30, 2021	$406,238

NOTE 9 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities include the following (in thousands):

	September 30, 2021	December 31, 2020
Sales, federal, state, value-added, and other taxes	$3,823	$1,924
Inventory	3,749	—
Payroll	2,244	875
Shipping costs	1,257	1,681
Credit cards	1,305	—
Allowance for sales returns	1,141	1,208
Interest	490	—
Insurance	484	193
Seller fees	347	299
Accrued distributions	—	8,608
Other	738	415
Accrued expenses and other current liabilities	$15,578	$15,203

NOTE 10 – Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Revolving credit facility	$249,000	$—
Term loan	100,000	—
Subordinated debt - related party	30,000	30,000
Senior debt facility	—	45,000
Unamortized debt issuance costs	(3,942)	(1,652)
Total debt, net of debt issuance costs	375,058	73,348
Less current portion of long-term debt	2,500	450
Long-term debt, net	$372,558	$72,898
Interest expense related to long-term debt was $2.2 million and $7.4 million in the Successor period for the three and nine months ended September 30, 2021, respectively. Interest expense was $0.2 million and $1.1 million in the Intermediate Successor period for the three and nine months ended September 30, 2020, respectively.
Senior Debt Facility
The Company voluntarily repaid in full the principal amount and $1.0 million of accrued interest outstanding under the Senior Debt Facility on May 31, 2021, using proceeds from the Revolving Credit Facility described below. The Company wrote off $1.5 million of debt issuance costs associated with the Senior Debt Facility in 2021.

Revolving Credit Facility and Term Loan

On May 12, 2021, the Company entered into a credit agreement with a bank (the “Revolving Credit Facility”). Under the terms of this agreement, the Company may borrow up to $200 million under a revolving credit facility. On June 2, 2021, the Company entered into an amendment to the Revolving Credit Facility to increase the maximum amount available under the Revolving Credit Facility to $250 million. Under the terms of the Revolving Credit Facility, the Company has access to certain swing line loans and letters of credit. The Revolving Credit Facility matures on May 12, 2026 and bears interest at a rate equal to the base rate as defined in the agreement plus an applicable margin, which as of September 30, 2021, was based on LIBOR. During the three months ended September 30, 2021, the Company had total draws of $63 million on its Revolving Credit Facility, with a weighted average interest rate of 3.0%.

On September 1, 2021, the Company entered into an amendment to the Revolving Credit Facility to increase the maximum amount available under the Revolving Credit Facility to $350 million. All outstanding principal and interest due on the Revolving Credit Facility are due at maturity.

In addition to the above, the amendment included a provision for the Company to borrow up to $100 million under a term loan (the “Term Loan”). The proceeds from the Term Loan were used to fund the Chubbies acquisition (see Note 4). The term loan matures on September 1, 2026 and bears interest at a rate equal to a base rate defined in the agreement plus an applicable margin, which as of September 30, 2021 was based on LIBOR. The Company is required to make quarterly principal payments on the Term Loan beginning on December 31, 2021. All outstanding principal and interest due on any outstanding borrowing under the facility are due at maturity.
The Company recorded $3.3 million of deferred debt issuance costs related to the Revolving Credit Facility and $0.9 million related to the Term Loan. The costs were amortized over the term of the related debt and are presented net of long-term debt on the consolidated balance sheets.
As of September 30, 2021, the future maturities of principal amounts of our total debt obligations, excluding lease obligation (see Note 11 for future maturities of lease obligations), for the next five years and in total, consists of the following (in thousands):

Years Ending December 31	Amount
2021 (remaining three months)	$625
2022	3,125
2023	5,000
2024	6,250
2025	7,500
Thereafter	356,500
Total	$379,000
NOTE 11 – Leases

The Company is obligated under operating leases primarily for its warehouse, distribution, and office space in Southlake, Texas, expiring in April 2024, and warehouse and distribution space in Salt Lake City, Utah, expiring September 2025. The Company is also obligated through April 2026 for warehouse and distribution space in Elizabethtown, Pennsylvania, and warehouse and office space in Rotterdam, Netherlands expiring in October 2026. Chubbies, ISLE, and Oru maintain operating leases for retail locations and office operations in Texas, California, Georgia, Florida, and Mexico, all of which expire during or prior to December 2024. These leases require the Company to pay taxes, insurance, utilities, and maintenance costs. Total rent expense under these leases was $0.6 million and $1.4 million in the Successor period for the three and nine months ended September 30, 2021, respectively. In the Intermediate Successor period for the three and nine months ended September 30, 2020, total rent expense was $0.2 million and $0.6 million, respectively. Rent expense is included in selling, general, & administrative expenses on the consolidated statements of operations. Fixed payments may contain predetermined fixed rent escalations. We recognize the related rent expense on a straight-line basis from the commencement date to the end of the lease term.

On April 8, 2021, the Company entered into a lease agreement to move its global headquarters from Southlake, Texas, to Grapevine, Texas, and entered into a surrender agreement to terminate the existing lease in Southlake, Texas. The new lease expires 88 months after the commencement date in October 2021, assuming substantial completion of initial improvements. The lease will require the Company to pay certain operating expenses, including utilities, maintenance, repairs, and insurance.

Future minimum annual commitments under these operating leases are as follows (in thousands):

Years Ending December 31	Amount
2021 (remaining three months)	$961
2022	5,295
2023	5,222
2024	4,766
2025	4,415
Thereafter	8,200
Total minimum lease payments	$28,859

NOTE 12 – Employee Compensation

Incentive Units
On December 31, 2020, the Company granted 8.1 million incentive units that contained a service condition and granted 16.4 million incentive units that contained performance and market vesting conditions. On January 15, 2021, the Company granted 0.4 million incentive units that contained a service condition and granted 0.8 million incentive units that contained performance and market vesting conditions. On March 29, 2021, the Company granted 0.9 million incentive units that contained a service condition and granted 1.7 million incentive units that contained performance and market vesting conditions. On August 31, 2021, the Company granted 0.3 million incentive units that contained a service condition and granted 0.2 million incentive units that contained performance and market vesting conditions.
The awards with a service condition vest over 4 years with 25 percent vesting on the one-year anniversary of the grant date and the remaining 75 percent vesting ratably over the remaining 3 years. The awards with a performance and market condition fully vest upon a liquidity event, as defined by the Holdings LLC Agreement, if the investor return, as defined by the Holdings LLC Agreement, is equal to, or above, 4.0. If the investor return is below 2.5, then no incentive units with a performance and market condition vest. If the investor return is above 2.5 but less than 4.0, the total percent of incentive units that vests is calculated on a straight-line basis.
For the awards with service conditions, the Company recognizes employee compensation costs on a straight-line basis from the grant date. For the awards with performance and market conditions, the Company commences recognition of employee compensation cost once it is probable that the performance and market conditions will be achieved. These conditions are not probable to be achieved for accounting purposes until the event occurs. Once it is probable that the performance and market conditions will be achieved, the Company recognizes employee compensation costs in that period. In the Successor period for the nine months ended September 30, 2021, employee compensation was $0.7 million and attributable to incentive units that contain a service condition. This expense was $0.2 million for the three months ended September 30, 2021. This expense is recorded in the selling, general and administrative expense line item on the consolidated statement of operations.
Determining the fair value of incentive units requires judgment. The Monte Carlo simulation model is used to estimate the fair value of incentive units that have service and/or performance vesting conditions, as well as those that have market vesting conditions. The fair value of the incentive units was based on the valuation of Company as a whole.
For the units granted in 2020, the weighted average fair value at the date of the grant was determined to be $0.25. For the units granted in 2021, the weighted average fair value at the date of the grant was determined to be $0.32.
A summary of the incentive units is as follows for the periods indicated (in thousands, except per share data):

	Outstanding Units	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2020	24,550,532	$0.25	3.25	$6,220
Granted	4,211,117	0.32	3.43	1,176
Exercised	—	—		—
Forfeited/canceled	—	—		—
Balance, September 30, 2021	28,761,649	0.26	3.28	7,396
Exercisable, September 30, 2021	28,761,649	$0.26	3.28	$7,396

No incentive units were exercised or vested during the period ended September 30, 2021.

NOTE 13 – Income Taxes
Two of the Company’s wholly owned subsidiaries, Oru and Chubbies, have a total provision for income taxes of $0.1 million in the Successor period for the nine months ended September 30, 2021. As a result, the Company’s effective tax rate is 0.28%. The Company’s effective tax rate is less than the statutory rate of 21% primarily because the Company is not liable for income taxes on limited liability company earnings that are attributable to its members. Only the Oru subsidiary (acquired on May 3, 2021) and the Chubbies subsidiary (acquired on September 1, 2021), are subject to corporate federal income taxes. The deferred tax liabilities are principally related to the purchased intangible assets acquired in the Oru and Chubbies acquisitions.
The Company has evaluated all significant tax positions for federal and state income tax purposes and believes that all income tax positions would more likely than not be sustained by examination. Therefore, As of September 30, 2021 and December 31, 2020, the Company has not established any reserves, nor recorded any unrecognized benefits related to, uncertain tax positions.

NOTE 14 – Commitment and Contingencies

Contingencies
From time to time, we are involved in various legal proceedings that arise in the normal course of business. While we intend to prosecute and defend any lawsuit vigorously, we presently believe that the ultimate outcome of any currently pending legal proceeding will not have any material adverse effect on our financial position, cash flows, or results of operations. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, which could impact our business and the results of operations for the period in which the ruling occurs or future periods. Based on the information available, we evaluate the likelihood of potential outcomes. We record the appropriate liability when the amount is deemed probable and reasonably estimable. In addition, we do not accrue for estimated legal fees and other directly related costs as they are expensed as incurred. The Company is not currently a party to any pending litigation that the Company considers material. Therefore, the consolidated balance sheets do not include a liability for any potential obligations as of September 30, 2021, and December 31, 2020.
Lease Commitments
The Company has entered into non-cancelable operating leases primarily for its warehouse, distribution, and office spaces. For information related to our lease commitments, see Note 11.
Purchase Commitments
The Company has entered into non-cancelable purchase contracts for operating expenditures, primarily inventory purchases, for $23.2 million as of September 30, 2021, and $17.5 million as of December 31, 2020.

NOTE 15 – Fair Value Measurements

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis as of September 30, 2021, and the valuation techniques used by the Company to determine those fair values:

		Fair Value Measurements
September 30, 2021	Total Fair Value	Level 1	Level 2	Level 3
Financial liabilities:
Long-term debt, net	$375,058	$—	$375,058	$—

		Fair Value Measurements
December 31, 2020	Total Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents:
Money market funds	$30,005	$—	$30,005	$—
Financial liabilities:
Long-term debt, net	$73,348	$—	$73,348	$—
Contingent consideration	$100,000	$—	$—	$100,000

The Company’s cash equivalents include money market funds with maturities within three months of their purchase dates that approximate fair value based on Level 2 measurements. The carrying value of our debt approximates fair value and is a Level 2 estimate based on quoted market prices or values of comparable borrowings. The contingent consideration represents a liability associated with additional cash consideration related to the 2020 Agreement and is a Level 3 estimate. The contingent consideration was paid off on May 13, 2021, using proceeds from the Revolving Credit Facility, as discussed in Note 10.

NOTE 16 – Members’ Equity

Class A Units

Pursuant to the 2020 Agreement, Solo Stove Holdings, LLC has authorized 250,000,000 Class A units for issuance at a price of $1 per unit. For so long as any of the Class A Units remain outstanding, the Class A units will rank senior to the Class B units discussed below. Holders of Class A units are entitled to one vote per share on all matters to be voted upon by the members. When and if distributions are declared by the Company’s board of directors, holders of Class A units are entitled to ratably receive distributions until the aggregate unreturned capital with respect to each holder’s Class A units has been reduced to zero. Upon dissolution, liquidation, distribution of assets, or other winding up, the holders of Class A units are entitled to receive ratably the assets available for distribution after payment of liabilities and before the holders of Class B units and Incentive units (see Note 12).

Class B Units

Pursuant to the 2020 Agreement, Solo Stove Holdings, LLC has authorized 175,000,000 Class B units for issuance at a price of $1 per unit. Holders of Class B units are entitled to one vote per share on all matters to be voted upon by the members. Holders of Class A units and Class B units generally vote together as a single class on all matters presented to the Company’s members for their vote or approval. When and if distributions are declared by the Company’s board of directors, holders of Class B units are entitled to ratably receive distributions until the aggregate unreturned capital with respect to each holder’s Class B units has been reduced to zero. Upon dissolution, liquidation, distribution of assets, or other winding up, the holders of Class B units are entitled to receive ratably the assets available for distribution after payment of liabilities and Class A unitholders and before the holders of Incentive units.

Pursuant to the 2020 Agreement, the Company’s board of directors may authorize Solo Stove Holdings, LLC to create and/or issue additional equity securities, provided that the number of additional authorized Incentive units do not exceed 10 percent of the outstanding Class A and Class B units without the prior written consent of the majority investors. Upon issuance of additional equity securities, all unitholders shall be diluted with respect to such issuance, subject to differences in rights and preferences of different classes, groups, and series of equity securities, and the Company’s board of directors shall have the power to amend the schedule of unitholders to reflect such additional issuances and dilution.

As part of the 2020 Agreement, certain members of management, in lieu of a cash transaction bonus, elected to receive Class B units which had a fair value of $4.7 million.

Class A-1 Units

Pursuant to the 2019 Agreement, Solo DTC Brands, LLC authorized 76,130,510 Class A-1 units for issuance at a price of $1 per unit. Holders of Class A-1 units are entitled to one vote per share on all matters to be voted upon by the members and have certain rights with respect to distributions as set forth in the 2019 Agreement. The Class A-1 units have a liquidation preference equal to the total invested capital plus an 8 percent annual return plus any representations and warranties insurance payments. Holders of Class A-1 units are paid out simultaneously with the Class A-2 unitholders. The remaining balance is then paid out to all unitholders in proportion to their respective unit percentages.

Class A-2 Units

Pursuant to the 2019 Agreement, Solo DTC Brands, LLC authorized 1,975,000 Class A-2 units for issuance at a price of $1 per unit. Holders of Class A-2 units are entitled to one vote per share on all matters to be voted upon by the members and have certain rights with respect to distributions as set forth in the 2019 Agreement. The Class A-2 units have a liquidation preference equal to the total invested capital plus an 8 percent annual return plus any representations and warranties insurance payments. Holders of Class A-2 units are paid out simultaneously with the Class A-1 unitholders. The remaining balance is then paid out to all unitholders in proportion to their respective unit percentages.

Pursuant to the 2019 Agreement, the Company’s board of directors may authorize, sell, and issue additional units and designate such units as a previously authorized or outstanding class or series or a new class or series of units. The issuance of additional units and a new member’s admittance to the Company shall cause a pro-rata reduction in each member’s unit percentage. No new members shall be entitled to any retroactive allocation of income, losses, or expense deductions the Company incurs.

NOTE 17 – Net Income (Loss) Per Unit

Basic income per unit is computed by dividing net income by the weighted average number of common units outstanding during the period. Diluted income per unit includes the effect of all potentially dilutive securities, which include dilutive stock options and awards.

The following table sets forth the calculation of earnings per unit and weighted-average common units outstanding at the dates indicated (in thousands, except per unit data):

	SUCCESSOR	INTERMEDIATE SUCCESSOR	SUCCESSOR	INTERMEDIATE SUCCESSOR
	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Net income (loss)	$2,120	$10,268	$44,082	$21,475
Less: Net income (loss) attributable to noncontrolling interest	937	—	1,166	—
Net income (loss) attributable to Solo Stove Holdings, LLC	1,183	10,268	42,916	21,475

Weighted average units outstanding - basic	432,080	78,806	427,369	78,634
Effect of dilutive securities	—	—	—	—
Weighted average units outstanding - diluted	432,080	78,806	427,369	78,634

Net income (loss) per unit
Basic	$0.00	$0.13	$0.10	$0.27
Diluted	$0.00	$0.13	$0.10	$0.27
NOTE 18 - Subsequent Events

Initial Public Offering and Reorganization
On October 28, 2021, the Company completed its initial public offering (“IPO”) of 12,903,225 shares of Solo Brands, Inc. Class A common stock at a price to the public of $17.00 per share. Solo Brands, Inc. received net proceeds of $200.5 million, after deducting underwriting discounts and commissions. Solo Brands, Inc. used the proceeds to acquire newly issued units from the Company, which the Company used to repay outstanding indebtedness under the Subordinated Debt and Revolving Credit Facility.
In connection with the IPO, on October 27, 2021, the Company’s organization structure was converted to an “Up-C” structure, with Solo Brands, Inc. becoming the sole managing member of the Company. As the sole managing member of the Company, Solo Brands, Inc. operates and controls the business and affairs of the Company and the subsidiaries and has the obligation to absorb losses and receive benefits from the Company. Solo Brands, Inc. will consolidate the Company in its consolidated financial statements and report a non-controlling interest related to the common units held by the pre-IPO common unitholders and the incentive units held by the continuing incentive unitholders in its consolidated financial statements. The pre-IPO common units and incentive units were converted into 81,975,710 Solo Brands, Inc. shares of common stock.
In November 2021, the underwriters exercised their option in full to purchase 1,935,483 Class A Common Stock for an aggregate amount of $30.6 million in net proceeds after underwriter discounts and commissions.

Repayment of Debt

In November 2021, the Company used the IPO and underwriter option proceeds to repay in full the Subordinated Debt - related party of $30.0 million, as well as pay down $196.8 million in outstanding indebtedness under the Revolving Credit Facility. As of November 30, 2021, the Company had $32.9 million in outstanding borrowings under the Revolving Credit Facility, and $100.0 million under the Term Loan Agreement. The borrowing capacity on the Revolving Credit Facility was $350.0 million as of November 30, 2021, leaving $317.1 million of availability.

Modification of Incentive Units

Certain employees of the Company purchased Incentive Units in Solo Stove Holdings, LLC for $0.000001 per Incentive Unit. The terms of the Incentive Units are as follows: each of the Incentive Units consist of service-based units (representing one third (1/3) of the Incentive Units) and performance-based units (representing two-thirds (2/3) of the Incentive Units).

Twenty-five percent (25%) of the service-based Incentive Units vest on the first anniversary of the grant date and the remaining seventy-five percent (75%) of such service-based units vest in substantially equal monthly installments over the following three (3) years, subject to the employee’s continued employment through each applicable vesting date. Additionally, the vesting of the service-based units will accelerate upon the occurrence of a sale transaction (which was not triggered by the initial public offering) prior to the employee’s termination of employment.

The performance-based Incentive Units vest upon the Company’s achievement of specified performance objectives. Specifically, provided that the employee remains employed through a Liquidity Event (as defined in the Solo Stove Holdings, LLC Limited Liability Company Agreement, including an initial public offering), up to 100% of the performance-based Incentive Units vest based on the investment return Summit Partners achieves in such Liquidity Event (0% if the investment return is equal to or less than 2.50x, 100% if the investment return is equal to or greater than 4.00x, with any vesting based on returns between 2.50x and 4.0x to be determined on the basis of linear interpolation). Depending on the deemed return achieved by Summit Partners in connection with the initial public offering, up to 100% of the performance-based Incentive Units could have vested, with any performance-based Incentive Units that did not vest in connection with the initial public offering forfeited for no consideration.

The Company modified the Incentive Units terms so that the unvested performance-based Incentive Units converted to restricted common units that vest over two years, with 50% of the remaining units vesting after one year and the remaining 50% vesting in four quarterly installments in the following year, subject to the employee’s continued employment with the Company through the applicable vesting date. If Summit Partners sells all of their equity interests in the Company or if the investment return to Summit equals or exceeds 4.00x on a per-share basis for four consecutive quarters, and in each case the employee remains employed with the Company on such date, then all unvested restricted common units that were previously performance-investing Incentive Units will vest.

As a result of the IPO, the Company recognized approximately $3.4 million of compensation expense associated with the units that vested upon the liquidity event.

2021 Employee Stock Purchase Plan

In October 2021, the board of directors adopted and the stockholders of the Company approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The maximum number of shares of common stock which will be authorized for sale under the ESPP is equal to the sum of (a) 1,618,434 shares of common stock and (b) an annual increase on the first day of each fiscal year beginning in 2023 and ending in 2031, equal to the lesser of (i) 0.5% of the shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the board of directors; provided, however, no more than 6,473,736 shares of common stock may be issued under the ESPP.

2021 Incentive Award Plan

In October 2021, the board of directors approved the 2021 Incentive Award Plan (“Incentive Award Plan”), which became effective on October 28, 2021 upon our IPO. Upon the Incentive Award Plan becoming effective, there were 10,789,561 shares of Class A common stock authorized under the Incentive Award Plan. The shares authorized under the Incentive Award Plan will increase annually, beginning on January 1, 2023 and continuing through 2031, by the lesser of (i) 5% of the then outstanding common stock, or (ii) a smaller amount as agreed by the board of directors.

Equity-Based Compensation

Upon IPO, we granted options and restricted stock units with respect to 938,964 shares of our Class A Common Stock under the Incentive Award Plan described above to certain of our directors and employees, including our named executive officers. The options and restricted stock units granted to our named executive officers are expected to vest over four years, with twenty-five percent (25%) vesting on the first anniversary of the grant date and the remainder vesting in substantially equal quarterly installments over the following three years, subject to the employee’s continued employment with the Company through the applicable vesting date.

Since IPO and through the filing date of this Quarterly Report on Form 10-Q we have issued 12,461 restricted stock units to certain employees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Risk Factors” and our unaudited consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our prospectus, dated October 27, 2021, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act on October 29, 2021 (the “Prospectus”) in connection with our initial public offering (“IPO”). The following discussion and analysis reflects the historical results of operations and financial position of Solo Stove Holdings, LLC and its consolidated subsidiaries prior to the Reorganization Transactions on October 27, 2021. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Item II, Part 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward-Looking Statements.”
Overview
Solo Brands is a large, rapidly growing DTC platform that operates four premium outdoor lifestyle brands—Solo Stove, Oru, ISLE, and Chubbies. Our brands develop innovative products and market them directly to consumers primarily through e-commerce channels. Our platform is led by our largest brand, Solo Stove, which was founded in 2011 by two brothers seeking to bring family together in the outdoors. Our founders combined their passion for e-commerce with their love of the outdoors to create a digitally-native platform to market the revolutionary Lite, an ultralight portable backpacking camp stove that can boil water in under 10 minutes using just twigs, sticks, and leaves. Solo Stove followed the success of the Lite with the launch of its iconic, stainless steel, virtually smokeless fire pits in 2016. We pioneered a new product category that has helped foster a loyal community of enthusiasts and furthers our efforts to bring people together.
Since our inception in 2011, Solo Stove’s growth and free cash flow allowed us to make significant investments in our global supply chain and bring fulfillment, research and development, sales and marketing, and customer service in-house. This infrastructure provides an authentic end-to-end customer experience, expedited delivery nationwide, greater cost efficiencies, and redundancy in manufacturing. It also laid the groundwork for a scalable DTC platform which, coupled with the acquisitions of Oru, ISLE, and Chubbies in 2021, led to the formation of Solo Brands in 2021.
Our DTC platform provides distinct competitive advantages, including a highly attractive financial profile. Through our DTC strategy we develop a direct connection with our customers, enhance our brand, and receive real-time feedback that informs our product development roadmap and digital marketing decisions. This deep connection with our customers helps to drive an attractive return on marketing spend and positions us to capitalize on a significant runway of future growth. We believe our direct connection with our customers creates a flywheel effect of rapid growth, scalability, and robust free cash flow generation, which in turn, enables us to re-invest in product innovation, marketing, and brand reach.
Our net sales increased from $29.1 million in the Intermediate Successor period for the three months ended September 30, 2020, to $69.4 million in the Successor period for the three months ended September 30, 2021, representing a growth rate of 138.3% and our net income decreased from $10.3 million to net income of $2.1 million. Over the same time period, our Adjusted EBITDA grew from $11.6 million to $18.2 million, representing a growth rate of 56.7%, our Adjusted EBITDA margin decreased from 39.8% of net sales to 26.2% of net sales and our Adjusted Net Income increased from $11.3 million to $15.8 million, representing a growth rate of 39.7%. Our strong profitability, coupled with our asset-light business model and low working capital requirements, drives robust free cash flow generation.
Our net sales increased from $66.6 million in the Intermediate Successor period for the nine months ended September 30, 2020, to $227.2 million in the Successor period for the nine months ended September 30, 2021, representing a growth rate of 241.3%, and our net income increased from $21.5 million to net income of $44.1 million. Over the same time period, our Adjusted EBITDA grew from $27.1 million to $77.8 million, representing a growth rate of 187.0%, our Adjusted EBITDA margin decreased from 40.7% of net sales to 34.2% of net sales and our Adjusted Net Income increased from $25.9 million to $70.0 million, representing a growth rate of 170.0%.
Initial Public Offering and Reorganization Transactions
On October 28, 2021, we completed our initial public offering (the “IPO”) of 12,903,225 shares of Solo Brands, Inc. Class A common stock at a price to the public of $17.00 per share. Solo Brands, Inc. received net proceeds of $200.5 million, after deducting underwriting discounts and commissions. Solo Brands, Inc. used the proceeds to acquire newly issued units from the Company, which the Company will in turn use to repay outstanding indebtedness under the Subordinated Debt of $30.0 million and Revolving Credit Facility of $170.5 million.
Prior to the completion of the IPO, we undertook certain reorganization transactions such that Solo Brands, Inc. is now a holding company, and its sole material asset is a controlling equity interest in Holdings. As the general partner of Holdings, Solo Brands, Inc. operates and controls the business and affairs of Holdings and its subsidiaries and has the obligation to absorb losses and receive benefits from Holdings. Solo Brands, Inc. will consolidate Holdings in its consolidated financial statements and report a non-controlling interest related to the common units held by the pre-IPO common unitholders and the incentive units held by the continuing incentive unitholders in its consolidated financial statements.

Solo Brands, Inc. is a corporation for U.S. federal and state income tax purposes. Holdings has been since the Summit Acquisition (as described in Note 1 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and the Solo Stove Holdings, LLC audited consolidated financial statements included in our Prospectus) treated as a flow-through entities for U.S. federal income tax purposes, and as such, has generally not been subject to U.S. federal income tax at the entity level. Accordingly, the historical results of operations and other financial information set forth in this Quarterly Report do not include any material provisions for U.S. federal income tax for the periods prior to our initial public offering. Following our initial public offering, Solo Brands, Inc. pays U.S. federal and state income taxes as a corporation on its share of Holdings’ taxable income.
In addition, in connection with the reorganization and our IPO, we entered into the tax receivable agreement as described under “Tax Receivable Agreement.”
Tax Receivable Agreement
In connection with the IPO, Solo Brands, Inc. entered into the Tax Receivable Agreement with the Continuing LLC Owners and Holdings. Under the Tax Receivable Agreement, Solo Brands, Inc. generally is required to make cash payments to the Continuing LLC Owners equal to 85% of the tax benefits, if any, that Solo Brands, Inc. actually realizes, or in certain circumstances is deemed to realize, as a result of (1) increases in Solo Brands, Inc.’s proportionate share of the tax basis of the assets of Holdings resulting from (a) any future redemptions or exchanges of LLC Interests by the Continuing LLC Owners for Solo Brands, Inc. Class A common stock or cash pursuant to the Holdings LLC Agreement, or (b) certain distributions (or deemed distributions) by Holdings and (2) certain other tax benefits arising from payments under the Tax Receivable Agreement. Although Solo Brands, Inc. will retain 15% of such tax benefits, this and other aspects of our organizational structure may adversely impact the future trading market for the Class A Common Stock. No such payments will be made to any holders of Solo Brands, Inc. Class A common stock unless such holders are also Continuing LLC Owners.
Effects of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic. The COVID-19 pandemic has significantly impacted global economies, resulting in travel restrictions, business slowdowns or shutdowns in affected areas, reduced economic activity, and changes in consumer behavior.
Disruptions related to the COVID-19 pandemic have affected our business, as well as those of our consumers, retail partners, and suppliers. Our financial performance to start fiscal year 2020 was strong, and we generated significant growth. As the COVID-19 pandemic worsened, and despite our continued growth and customer demand, as a precaution, we increased our cash position by drawing $10 million then available under our Revolving Credit Facility. Throughout the COVID-19 pandemic, our growth continued. In April 2020 we generated record year-over-year sales, which continued each month thereafter on a year-over-year basis through the end of fiscal 2020. In the summer of 2020, we repaid the amount drawn on our revolving credit facility. However, there were also negative impacts on our business due to the pandemic. One of our pillars of growth is word-of-mouth referrals. Because the COVID-19 pandemic required social distancing and restricted people from leaving their homes, in March 2020 word-of-mouth referrals only accounted for 26% of solostove.com orders. As the pandemic restrictions have softened, we have seen referral rates at more normalized levels. For example, in March 2021 word of mouth referrals accounted for 45% of solostove.com orders - a 70% year-over-year increase. This headwind was offset by two positive results of the pandemic. First, COVID-19 increased consumer interest for outdoor living and outdoor recreation. Second, it accelerated online shopping that has continued through today, increasing our DTC sales. Now that restrictions from the pandemic are lifting, we have seen an increase in referral purchases which we believe will continue to grow as there are now more of our products in the market and online shopping has become more popular.
The COVID-19 pandemic also created challenges with our supply chain. During the height of the COVID-19 pandemic, we were sold out of many of our products as a result of limitations on our ability to obtain additional products from suppliers. While we have maintained and added new suppliers to support our growth, ocean freightliners experienced unprecedented demand and the availability and cost of shipping containers severely increased. We experienced sharp increases to container costs and had to increase our resources to manage and ensure adequate space on ships to move our product from overseas by onboarding several new shipping carriers to our vendor list.
As we continue to monitor and navigate the COVID-19 pandemic and its effects, we may take additional actions based on the requirements and recommendations of local health guidelines, and intend to focus on investments for future, long-term growth. In certain circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the COVID-19 pandemic on our financial condition, results of operations or cash flows in the future. In addition, see Part II, Item 1A. “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q for more information regarding risks associated with the COVID-19 pandemic.

Key Factors Affecting Our Results of Operations

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part II, Item 1A. “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.
 Economic Conditions

Demand for our products is impacted by a number of economic factors impacting our customers, such as consumer confidence, demographic trends, employment levels, and other macroeconomic factors. These factors may influence the extent to which consumers invest in outdoor lifestyle products such as fire pits, stoves, grills, consumables, and associated accessories.
Success of Our Innovation Pipeline

Our future growth depends in part on our ability to introduce new and enhanced products. The success of our new and enhanced products depends on many factors, including anticipating consumer trends, finding innovative solutions to consumer needs, differentiating our products from those of our competitors, obtaining protection for our intellectual property and the ability to expand our brand beyond the categories of products we currently sell.
Seasonality/Weather

Sales have historically experienced seasonality, with our highest level of sales typically being generated in the second and fourth fiscal quarters. Unfavorable weather can impact demand, including wet or exceptionally hot or dry weather conditions. Widespread wild fires also have potential to adversely impact our business.
COVID-19 Impacts

Future developments, including the duration and severity of the outbreak (including the severity and transmission rates of new variants of the virus that causes COVID-19), rate of public acceptance and efficacy of vaccines and other treatments, the related impact on consumer confidence and spending, the effect of governmental regulations imposed in response to the pandemic, and the extent to which consumers modify their behavior as social distancing and related precautions are lifted, are uncertain and ever-changing. Any of the foregoing, or other cascading effects of the COVID-19 pandemic or its aftermath, could have an impact on our business performance.
Ability to Scale Our Operating Model

We depend on third-party manufacturers for the sourcing of our products and generally do not have long-term supply agreements with our manufacturers. Our future performance may be impacted by the inability or unwillingness of our third-party manufacturers to meet our product demand and the availability of land-based and air freight carriers. Our ability to support our growth will also be dependent on attracting, motivating, and retaining personnel.
Business Acquisitions

In fiscal year 2021, we acquired Oru Kayak and ISLE Paddle Boards, which expand our served marked opportunity into the U.S. paddle sports market, and Chubbies apparel, which expands our served market opportunity into the clothing and accessories category. Our ability to find suitable acquisition targets and integrate them on to the Solo Brands platform can impact our future business performance.
Key Performance Indicators

We track the following key business measures and non-GAAP financial measures to evaluate our performance, identify trends, formulate financial projections, and make strategic decisions. We believe that these key business measures, which include certain non-GAAP financial measures, provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team. These key business measures and non-GAAP financial measures are presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly titled measures presented by other companies.

	SUCCESSOR	INTERMEDIATE SUCCESSOR
(dollars in thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Revenue by sales channel
DTC	$58,081	$26,454
Wholesale	11,352	2,681
Gross profit	$41,021	$20,773
Gross margin	59.1%	71.3%
Adjusted gross profit(1)	$46,496	$20,920
Adjusted gross profit margin(1)	67.0%	71.8%
Net income (loss)	$2,120	$10,268
Adjusted Net Income(1)	15,818	11,324
Adjusted EBITDA(1)	$18,160	$11,590
Adjusted EBITDA margin(1)	26.2%	39.8%
(1) See “Non-GAAP Financial Measures” below for a reconciliation of this non-GAAP measure to the most closely comparable GAAP measure and why we consider it useful.

	SUCCESSOR	INTERMEDIATE SUCCESSOR
(dollars in thousands)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Revenue by sales channel
DTC	$191,492	$59,993
Wholesale	35,757	6,599
Gross profit	$147,185	$45,397
Gross margin	64.8%	68.2%
Adjusted gross profit(1)	$154,065	$47,261
Adjusted gross profit margin(1)	67.8%	71.0%
Net income (loss)	$44,082	$21,475
Adjusted Net Income(1)	70,034	25,942
Adjusted EBITDA(1)	$77,821	$27,115
Adjusted EBITDA margin(1)	34.2%	40.7%
(1) See “Non-GAAP Financial Measures” below for a reconciliation of this non-GAAP measure to the most closely comparable GAAP measure and why we consider it useful.
Net sales by sales channel
Net sales by sales channel represents the proportion of our sales derived through our DTC channel (including Amazon and corporate sales) and through our wholesale channel (including domestic retail and international sales).
Adjusted gross profit/Adjusted gross profit margin
Adjusted gross profit reflects gross profit adjusted for fair value write-up of inventory as a result of change in control transactions in 2019 and 2020 and the Oru, ISLE and Chubbies acquisitions.
We define Adjusted gross profit margin as adjusted gross profit divided by net sales.
Adjusted Net Income
We define Adjusted Net Income as net income (loss), adjusted for amortization of intangible assets recognized from the change in control transactions and the Oru, ISLE, and Chubbies acquisitions, expenses incurred with the initial public offering, one-time transaction costs related to change in control transactions, acquisition related costs, inventory fair value write-up, compensation expense related to the incentive units, business expansion and optimization expenses, and management fees.

Adjusted EBITDA/Adjusted EBITDA Margin

We define Adjusted EBITDA as net income (loss) before interest expense, income taxes and depreciation and amortization expenses, adjusted for one-time transaction costs related to change in control transactions, the initial public offering, the Oru, ISLE and Chubbies acquisitions, acquisition related costs, inventory fair value write-up, compensation expense related to the incentive units, business expansion and optimization expenses, and management fees.
We define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales.
Components of Our Results of Operations
Net Sales

Net sales are comprised of sales through our DTC channel and wholesale channel sales to retail partners. Net sales in both channels reflect the impact of partial shipments, product returns, and discounts for certain sales programs or promotions.
We believe that our net sales include a seasonal component. In the DTC channel, our historical net sales tend to be highest in our second and fourth quarters, while our wholesale channel has generated higher sales in the first and third quarters. However, due to timing of product launches, quarter-end timing relative to weekends and holidays, we expect volatility in the results of operations throughout the year.
Gross Profit

Gross profit reflects net sales less cost of goods sold, which primarily includes the purchase cost of our products from our third-party manufacturers, inbound freight and duties, product quality testing and inspection costs, and depreciation on molds and equipment that we own.

Selling, General, & Administrative Expenses

Selling, general, and administrative, or SG&A, expenses consist primarily of marketing costs, employee compensation and benefits costs, costs of our warehousing and logistics operations, costs of operating on third-party DTC marketplaces, professional fees and services, cost of product shipment to our customers, and general corporate infrastructure expenses. We anticipate that SG&A expenses will increase in the future based on our plans to increase staff levels, expand marketing activities, and bear additional costs as a public company.

Other Operating Expenses

Other operating expenses consist primarily of acquisition-related expenses related to the Oru, ISLE, and Chubbies acquisitions in 2021, the change in control event in 2020, and other acquisition activities. Additionally, other operating expenses include costs incurred for the initial public offering related expenses and business optimization expenses.
Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2021

Net Sales

	SUCCESSOR	INTERMEDIATE SUCCESSOR	Change
(dollars in thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	$	%
Net sales	$69,433	$29,135	40,298	138.3%

Net sales increased $40.3 million, or 138.3%, to $69.4 million in the Successor period for the three months ended September 30, 2021, compared to $29.1 million in the Intermediate Successor period for three months ended September 30, 2020. $7.0 million of this increase was due to the acquisition of ISLE and Chubbies. The remaining increase was primarily driven by a 104.7% increase in total orders period over period. The average order size increased by 3.9%, period over period. We believe the increase in the number of orders was primarily due to our increased spending on our digital marketing strategy, growing brand awareness, and increased demand for outdoor recreation and leisure lifestyle products, which we believe was partially attributable to the COVID-19 pandemic solidifying consumer interest in the outdoors and our products.

Cost of Goods Sold and Gross Profit

	SUCCESSOR	INTERMEDIATE SUCCESSOR	Change
(dollars in thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	$	%
Cost of goods sold	$28,412	$8,362	20,050	239.8%
Gross profit	$41,021	$20,773	20,248	97.5%
Gross margin (Gross profit as a % of net sales)	59.1%	71.3%		(12.2)%

Cost of goods sold increased $20.1 million, or 239.8%, to $28.4 million in the Successor period for the three months ended September 30, 2021, compared to $8.4 million in the Intermediate Successor period for the three months ended September 30, 2020. $7.5 million of this increase was due to the acquisition of ISLE and Chubbies. The remaining increase is primarily due to increased product and freight expenses associated with the increased demand of our products. Gross profit also increased $20.2 million, or 97.5%, to $41.0 million in the Successor period for the three months ended September 30, 2021, compared to $20.8 million in the Intermediate Successor period for the three months ended September 30, 2020, due to an increased demand of our products.
Gross margin decreased one thousand two hundred twenty-two basis points to 59.1% in the Successor period for the three months ended September 30, 2021, from 71.3% in the Intermediate Successor period for the three months ended September 30, 2020. The change in gross margin was primarily due to the increase in demand for our products offset by product and freight expenses associated with this demand.
Selling, General, and Administrative Expenses

	SUCCESSOR	INTERMEDIATE SUCCESSOR	Change
(dollars in thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	$	%
Selling, general, and administrative expenses	$28,584	$9,464	19,120	202.0%
SG&A as a % of net sales	41.2%	32.5%		8.7%

SG&A increased $19.1 million, or 202.0%, to $28.6 million in the Successor period for the three months ended September 30, 2021, compared to $9.5 million in the Intermediate Successor period for the three months ended September 30, 2020. As a percentage of net sales, SG&A increased to 41.2% in the Successor period for the three months ended September 30, 2021, from 32.5% in the Intermediate Successor period for the three months ended September 30, 2020. $4.3 million of this increase was due to the acquisition of ISLE and Chubbies. The increase in SG&A was primarily driven by the following: an increase in our advertising and marketing spend of $9.8 million; increase in shipping costs of $3.2 million; increase in seller fees of $1.0 million, and an increase in employee costs of $3.0 million due to increased headcount.
Depreciation and Amortization Expenses

	SUCCESSOR	INTERMEDIATE SUCCESSOR	Change
(dollars in thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	$	%
Depreciation and amortization expenses	$5,063	$648	4,415	681.3%
Depreciation and amortization expenses as a % of net sales	7.3%	2.2%		5.1%

Depreciation and amortization expenses increased $4.4 million, or 681.3%, to $5.1 million in the Successor period for the three months ended September 30, 2021, compared to $0.6 million in the Intermediate Successor period for the three months ended September 30, 2020. As a percentage of net sales, depreciation and amortization increased to 7.3% in the Successor period for the three months ended September 30, 2021, from 2.2% in the Intermediate Successor period for the three months ended September 30, 2020. The increase in depreciation and amortization expenses was primarily driven by an increase in definite lived intangible assets. As of September 30, 2020, we had a carrying value of definite lived intangible asset balance of $41.1 million. This balance increased by $242.3 million to $283.4 million as of September 30, 2021, due to the 2020 change in control event and the Oru, ISLE and Chubbies acquisitions. The increase in definite lived intangible assets resulted in $4.3 million of additional amortization expense in the Successor period for the three months ended September 30, 2021, as compared to the Intermediate Successor period for the three months ended September 30, 2020.

Other Operating Expenses

	SUCCESSOR	INTERMEDIATE SUCCESSOR	Change
(dollars in thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	$	%
Other operating expenses	$3,063	$0	3,063	100.0%
Other operating expenses as a % of net sales	4.4%	0.0%		4.4%

Other operating expenses increased $3.1 million, or 100.0%, to $3.1 million in the Successor period for the three months ended September 30, 2021, compared to a nominal amount in the Intermediate Successor period for the three months ended September 30, 2020. As a percentage of net sales, other operating expenses increased to 4.4% in the Successor period for the three months ended September 30, 2021, from 0.0% in the Intermediate successor period for the three months ended September 30, 2020. The increase in other operating expenses was primarily driven by the following: $2.9 million of acquisition-related expenses and $0.2 million of business optimization expenses related to the Company's significant growth.
Non-Operating Expenses
Interest expense was $0.2 million in the three months ended September 30, 2020, and $2.2 million in the three months ended September 30, 2021. The increase in interest expense was primarily due to $379.0 million of gross debt outstanding as of September 30, 2021, as compared to $10.0 million of gross debt outstanding as of September 30, 2020.
Other non-operating expenses was nominal in the three months ended September 30, 2021, and $0.2 million in the three months ended September 30, 2020. Other non-operating expenses represents income and expenses from miscellaneous activities.
Income Taxes
Income taxes was nominal in the three months ended September 30, 2020, and $0.0 million in the three months ended September 30, 2021. Income taxes represents Texas franchise tax expense, as well as Oru and Chubbies state and federal tax expense.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2021

Net Sales

	SUCCESSOR	INTERMEDIATE SUCCESSOR	Change
(dollars in thousands)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	$	%
Net sales	$227,249	$66,592	160,657	241.3%

Net sales increased $160.7 million, or 241.3%, to $227.2 million in the Successor period for the nine months ended September 30, 2021, compared to $66.6 million in the Intermediate Successor period for nine months ended September 30, 2020. This increase was primarily driven by a 213.4% increase in total orders period over period. The average order size increased by 3.4%, period over period. We believe the increase in the number of orders was primarily due to our increased spending on our digital marketing strategy, growing brand awareness, and increased demand for outdoor recreation and leisure lifestyle products, which we believe was partially attributable to the COVID-19 pandemic solidifying consumer interest in the outdoors and our products.

Cost of Goods Sold and Gross Profit

	SUCCESSOR	INTERMEDIATE SUCCESSOR	Change
(dollars in thousands)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	$	%
Cost of goods sold	$80,064	$21,195	58,869	277.7%
Gross profit	$147,185	$45,397	101,788	224.2%
Gross margin (Gross profit as a % of net sales)	64.8%	68.2%		(3.4)%

Cost of goods sold increased $58.9 million, or 277.7%, to $80.1 million in the Successor period for the nine months ended September 30, 2021, compared to $21.2 million in the Intermediate Successor period for the nine months ended September 30, 2020, primarily due to increased product and freight expenses associated with the increased demand of our products. Gross profit also increased $101.8 million, or 224.2%, to $147.2 million in the Successor period for the nine months ended September 30, 2021, compared to $45.4 million in the Intermediate Successor period for the nine months ended September 30, 2020, due to an increased demand of our products.
Gross margin decreased three hundred forty basis points to 64.8% in the Successor period for the nine months ended September 30, 2021, from 68.2% in the Intermediate Successor period for the nine months ended September 30, 2020. The change in gross margin was primarily due to the increased in demand for our products offset by product and freight expenses associated with this demand.
Selling, General, and Administrative Expenses

	SUCCESSOR	INTERMEDIATE SUCCESSOR	Change
(dollars in thousands)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	$	%
Selling, general, and administrative expenses	$76,980	$20,405	56,575	277.3%
SG&A as a % of net sales	33.9%	30.6%		3.2%

SG&A increased $56.6 million, or 277.3%, to $77.0 million in the Successor period for the nine months ended September 30, 2021, compared to $20.4 million in the Intermediate Successor period for the nine months ended September 30, 2020. As a percentage of net sales, SG&A increased to 33.9% in the Successor period for the nine months ended September 30, 2020, from 30.6% in the Intermediate Successor period for the nine months ended September 30, 2020. The increase in SG&A was primarily driven by the following: an increase in our advertising and marketing spend of $29.7 million; increase in shipping costs of $12.0 million; increase in seller fees of $4.8 million, and an increase in employee costs of $5.9 million due to increased headcount.

Depreciation and Amortization Expenses

	SUCCESSOR	INTERMEDIATE SUCCESSOR	Change
(dollars in thousands)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	$	%
Depreciation and amortization expenses	$12,968	$2,172	10,796	497.1%
Depreciation and amortization expenses as a % of net sales	5.7%	3.3%		2.4%

Depreciation and amortization expenses increased $10.8 million, or 497.1%, to $13.0 million in the Successor period for the nine months ended September 30, 2021, compared to $2.2 million in the Intermediate Successor period for the nine months ended September 30, 2020. As a percentage of net sales, depreciation and amortization increased to 5.7% in the Successor period for the nine months ended September 30, 2021, from 3.3% in the Intermediate Successor period for the nine months ended September 30, 2020. The increase in depreciation and amortization expenses was primarily driven by an increase in definite lived intangible assets. As of September 30, 2020, we had a definite lived intangible asset balance of $41.1 million. This balance increased by $242.3 million to $283.4 million as of September 30, 2021, due to the 2020 change in control event and the Oru, ISLE and Chubbies acquisitions. The increase in definite lived intangible assets resulted in $10.6 million of additional amortization expense in the Successor period for the nine months ended September 30, 2021, as compared to the Intermediate Successor period for the nine months ended September 30, 2020.

Other Operating Expenses

	SUCCESSOR	INTERMEDIATE SUCCESSOR	Change
(dollars in thousands)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	$	%
Other operating expenses	$5,673	$6	5,667	94,450.0%
Other operating expenses as a % of net sales	2.5%	0.0%		2.5%

Other operating expenses increased $5.7 million, or 94,450.0%, to $5.7 million in the Successor period for the nine months ended September 30, 2021, compared to a nominal amount in the Intermediate Successor period for the nine months ended September 30, 2020. As a percentage of net sales, other operating expenses increased to 2.5% in the Successor period for the nine months ended September 30, 2021, from 0.0% in the Intermediate successor period for the nine months ended September 30, 2020. The increase in other operating expenses was primarily driven by the following: $4.2 million of acquisition-related expenses, $0.8 million of IPO-related expenses, $0.3 million of miscellaneous transaction expenses, and $0.3 million of business optimization expenses related to the Company's significant growth.
Non-Operating Expenses
Interest expense was $1.1 million in the nine months ended September 30, 2020, and $7.4 million in the nine months ended September 30, 2021. The increase in interest expense was primarily due to $379.0 million of gross debt outstanding as of September 30, 2021, as compared to $10.0 million of gross debt outstanding as of September 30, 2020.
Other non-operating expenses was nominal in the nine months ended September 30, 2021, and $0.2 million in the nine months ended September 30, 2020. Other non-operating expenses represents income and expenses from miscellaneous activities.
Income Taxes

Income taxes was nominal in the nine months ended September 30, 2020, and $0.1 million in the nine months ended September 30, 2021. Income taxes represents Texas franchise tax expense, as well as Oru and Chubbies state and federal tax expense.
Non-GAAP Financial Measures
We report our financial results in accordance with GAAP, however, management believes that certain non-GAAP financial measures provide users of our financial information with useful supplemental information that enables a better comparison of our performance across periods. We use Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, Adjusted Net Income per unit, Adjusted gross profit, and Adjusted gross profit margin non-GAAP financial measures, because we believe they are useful indicators of our operating performance. Our management uses these non-GAAP measures principally as measures of our operating performance and believes that these non-GAAP measures are useful to our investors because they are frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. Our management also uses these non-GAAP measures for planning purposes, including the preparation of our annual operating budget and financial projections.

None of these non-GAAP measures is a measurement of financial performance under GAAP. These non-GAAP measures should not be considered in isolation or as a substitute for a measure of our liquidity or operating performance prepared in accordance with GAAP and are not indicative of net income (loss) from continuing operations as determined under U.S. GAAP. In addition, these non-GAAP measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. These non-GAAP financial measures have limitations that should be considered before using these measures to evaluate our liquidity or financial performance. Some of these limitations are as follows:
These non-GAAP measures exclude certain tax payments that may require a reduction in cash available to us; do not reflect our cash expenditures, or future requirements, for capital expenditures (including capitalized software developmental costs) or contractual commitments; do not reflect changes in, or cash requirements for, our working capital needs; do not reflect the cash requirements necessary to service interest or principal payments on our debt; and exclude certain purchase accounting adjustments related to acquisitions.
In addition, our definition and calculation of these non-GAAP measures may differ from that of other companies. We compensate for these limitations by relying primarily on our GAAP results and by using non-GAAP financial measures as a supplement.
The following table reconciles Gross profit to Adjusted gross profit for the periods presented:

	SUCCESSOR	INTERMEDIATE SUCCESSOR	SUCCESSOR	INTERMEDIATE SUCCESSOR
(dollars in thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Gross profit	$41,021	$20,773	$147,185	$45,397
Add: Fair-value write-up of inventory for transactions accounted for under ASC 805	5,475	147	6,880	1,864
Adjusted gross profit	$46,496	$20,920	$154,065	$47,261
Adjusted gross profit margin (Adjusted gross profit as a % of net sales)	67.0%	71.8%	67.8%	71.0%
The following table reconciles Net income (loss) to Adjusted net income (loss) for the periods presented:

	SUCCESSOR	INTERMEDIATE SUCCESSOR	SUCCESSOR	INTERMEDIATE SUCCESSOR
(dollars in thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Net income (loss)	$2,120	$10,268	$44,082	$21,475
Amortization expense	4,918	618	12,667	2,103
Transaction costs	636	—	1,783	6
Acquisition related costs	2,271	166	3,574	244
Inventory fair value write-up	5,475	147	6,880	1,864
Management fees	—	125	—	250
Equity based compensation expense	242	—	732	—
Business expansion expense	156	—	316	—
Adjusted net income (loss)	$15,818	$11,324	$70,034	$25,942

The following table reconciles Net income (loss) to Adjusted EBITDA for the periods presented:

	SUCCESSOR	INTERMEDIATE SUCCESSOR	SUCCESSOR	INTERMEDIATE SUCCESSOR
(dollars in thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Net income (loss)	$2,120	$10,268	$44,082	$21,475
Interest expense	2,246	225	7,363	1,093
Income tax expense	(49)	11	123	11
Depreciation and amortization expense	5,063	648	12,968	2,172
Transaction costs	636	—	1,783	6
Acquisition related costs	2,271	166	3,574	244
Inventory fair value write-up	5,475	147	6,880	1,864
Management fees	—	125	—	250
Equity based compensation expense	242	—	732	—
Business expansion expense	156	—	316	—
Adjusted EBITDA	$18,160	$11,590	$77,821	$27,115
Adjusted EBITDA margin (Adjusted EBITDA as a % of net sales)	26.2%	39.8%	34.2%	40.7%
Liquidity and Capital Resources

Historically, our cash requirements have principally been for working capital purposes. We expect these needs to continue as we develop and grow our business. We fund our working capital, primarily inventory, and accounts receivable, from cash flows from operating activities, cash on hand, and borrowings under our Revolving Credit Facility. We expect to incur approximately $6.2 million of capital expenditures in 2021 in connection with the buildout of our new headquarters.
On May 12, 2021, we entered into that certain credit agreement with JPMorgan Chase Bank, N.A., the Lenders and L/C Issuers party thereto (each as defined therein) and the other parties thereto (as subsequently amended on June 2, 2021, and September 1, 2021, the “Revolving Credit Facility”). On September 1, 2021, we entered into the Term Loan in an initial aggregate principal amount of $100 million. At September 30, 2021, we had $9.5 million in cash on hand and $249 million in outstanding borrowings under the Revolving Credit Facility. The borrowing capacity on the Revolving Credit Facility was $350 million as of September 30, 2021, resulting in $101 million availability for future borrowings under this facility.
The recent changes in our working capital requirements generally reflect the growth in our business. Although we cannot predict with certainty all of our particular short-term cash uses or the timing or amount of cash requirements, we believe that our available cash on hand, along with amounts available under our Revolving Credit Facility will be sufficient to satisfy our liquidity requirements for at least the next twelve months. However, the continued growth of our business, including our expansion into international markets, may significantly increase our expenses (including our capital expenditures) and cash requirements. Furthermore, we will continue to seek possible brand and mission consistent acquisition opportunities that would require additional capital. In addition, the amount of our future product sales is difficult to predict, and actual sales may not be in line with our forecasts. As a result, we may be required to seek additional funds in the future from issuances of equity or debt, obtaining additional credit facilities, or loans from other sources.

Cash Flows

	SUCCESSOR	INTERMEDIATE SUCCESSOR
(dollars in thousands)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Cash flows provided by (used in):
Operating activities	$(51,664)	$25,821
Investing activities	(138,412)	(663)
Financing activities	$166,852	$(19,530)
Operating activities

Our cash flow from operating activities consists primarily of net income (loss) adjusted for certain non-cash items. Adjustments to net income (loss) for non-cash items primarily include depreciation and amortization, amortization of debt issuance costs, and deferred income taxes. In addition, our operating cash flows include the effect of changes in operating assets and liabilities, principally inventory, accounts receivable, income taxes, prepaid expenses, deposits and other assets, accounts payable, accrued expenses, and deferred revenue.
Net cash provided by operating activities was $25.8 million in the Intermediate Successor period for the nine months ended September 30, 2020, compared to net cash used in operating activities of $(51.7) million in the Successor period for the nine months ended September 30, 2021. The $(77.5) million decrease in cash used in operating activities was primarily due to the following:
•changes in inventory decreased operating cash flow by $(63.3) million, primarily driven by purchases of additional inventory to meet the increased demand of our products;
•changes in deferred revenue decreased operating cash flow by $(24.2) million, primarily driven by our shipments of previously backordered products;
•changes in accounts receivable decreased operating cash flow by $(7.5) million, primarily driven by an increase in credit sales;
•adjusting for non-cash items, primarily amortization of intangible assets, increased operating cash flow by $10.6 million; and
•adjusting for net income, which increased operating cash flow by $22.6 million
Investing activities

Cash used in investing activities was $(0.7) million in the Intermediate Successor period for the nine months ended September 30, 2020, and $(138.4) million in the Successor period for the nine months ended September 30, 2021. Our investing activities primarily relate to the assets and liabilities acquired in the Oru, ISLE, and Chubbies acquisitions of $(19.1) million, $(21.8) million, and $(92.4) million, respectively. Additionally changes in the purchase of property and equipment decreased investing cash flow by $(4.4) million. The increase in purchases of property and equipment is due to purchases of property and equipment of $(5.1) million in the Successor period as compared to purchases of property and equipment of $(0.7) million in the Intermediate Successor period.
Financing activities

Cash used in financing activities was $(19.5) million in the Intermediate Successor period for the nine months ended September 30, 2020, compared to cash provided by financing activities of $166.9 million in the Successor period for the nine months ended September 30, 2021. The $186.4 million increase in cash provided by financing activities was primarily due to the following:
•proceeds from our revolving line of credit increased financing cash flow by $249.0 million;
•proceeds from our term loan increased financing cash flow by $100.0 million;
•changes in the repayment of the term loan increased financing cash flow by $14.3 million in the Successor period as the term loan was repaid in the Intermediate Successor period;

The increase in cash provided by financing activities was offset by the following:
•changes in the repayment of debt decreased financing cash flow by $(45.0) million, driven by the repayment of the senior debt facility of $(45.0) million in the Successor period;
•changes in the payment of contingent consideration decreased financing cash flow by $(97.9) million, driven by the payment of contingent consideration of $(100.0) million in the Successor period as compared to $(2.1) million in the Intermediate Successor period;
•changes in member tax distributions decreased financing cash flow by $(29.3) million, driven by member tax distributions of $(33.2) million in the Successor period as compared to $(3.8) million in the Intermediate Successor period;
•debt issuance costs paid decreased financing cash flow by $(4.2) million.

Revolving Credit Facility and Term Loan

As discussed above, on May 12, 2021, we entered into the Revolving Credit Facility. The Revolving Credit Facility consists solely of a revolving line of credit and expires on May 12, 2026. All borrowings under the Revolving Credit Facility bear interest at a variable rate based on prime, federal funds, or LIBOR plus an applicable margin based on our total net leverage ratio (as defined in the Revolving Credit Facility). Interest is due on the last business day of each March, June, September and December.

As so amended, the Revolving Credit Facility allows us to borrow up to $350.0 million of revolving loans, including the ability to issue up to $20.0 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under the Revolving Credit Facility, it does reduce the amounts available under the Revolving Credit Facility. The Revolving Credit Facility expires on May 12, 2026. All borrowings under the Revolving Credit Facility bear interest at a variable rate based on prime, federal funds, or LIBOR plus an applicable margin based on our total net leverage ratio (as defined in the Revolving Credit Facility). Interest is due on the last business day of each March, June, September and December. On September 30, 2021, we had $249.0 million in outstanding borrowings on the Revolving Credit Facility.
On September 1, 2021, the Company entered into an amendment to the Revolving Credit Facility credit agreement (the “Term Loan”). Under the terms of the agreement, the Company may borrow up to $100 million under a term loan.
Other Terms of the Revolving Credit Facility

We may request incremental term loans, incremental equivalent debt, or revolving commitment increases (we refer to each as an Incremental Increase) in amounts such that, after giving pro forma effect to such Incremental Increase, our total secured net leverage ratio (as defined in the Revolving Credit Facility) would not exceed the then-applicable cap under the Revolving Credit Facility. In the event that any lenders fund any of the Incremental Increases, the terms and provisions of each Incremental Increase, including the interest rate, shall be determined by us and the lenders, but in no event shall the terms and provisions, when taken as a whole and subject to certain exceptions, of the applicable Incremental Increase, be more favorable to any lender providing any portion of such Incremental Increase than the terms and provisions of the loans provided under the Revolving Credit Facility unless such terms and conditions reflect market terms and conditions at the time of incurrence or issuance thereof as determined by us in good faith.
The Revolving Credit Facility is (a) jointly and severally guaranteed by the Guarantors and any future subsidiaries that execute a joinder to the guaranty and related collateral agreements and (b) secured by a first priority lien on substantially all of our and the Guarantors’ assets, subject to certain customary exceptions.
The Revolving Credit Facility requires us to comply with certain financial ratios, including:
•at the end of each fiscal quarter, a total net leverage ratio (as defined in the Revolving Credit Facility) for the four quarters then ended of not more than: 4.00 to 1.00, for each quarter ending in 2021, 2022, and on June 30, 2023; 3.75 to 1.00, for each quarter ending June 30, 2023 through March 31, 2024; and 3.50 to 1.00, for each quarter ending June 30, 2024 or thereafter;
•at the end of each fiscal quarter commencing with the quarter ending September 30, 2021, an interest coverage ratio (as defined in the Revolving Credit Facility) for the four quarters then ended of not less than 3.00 to 1.00.
In addition, the Revolving Credit Facility contains customary financial and non-financial covenants limiting, among other things, mergers and acquisitions; investments, loans, and advances; affiliate transactions; changes to capital structure and the business; additional indebtedness; additional liens; the payment of dividends; and the sale of assets, in each case, subject to certain customary exceptions. The Revolving Credit Facility contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the Revolving Credit Facility to be in full force and effect, and a change of control of our business. We were in compliance with all covenants under the Revolving Credit Facility as of September 30, 2021.

Subordinated Debt – Related Party

On October 9, 2020, Solo DTC Brands, LLC entered into a Note Purchase Agreement, or the Summit Note Agreement, by and among itself, the guarantors party thereto from time to time, the purchasers party thereto, and Summit Partners Subordinated Debt Fund V-A, L.P., as the Purchaser Representative. Pursuant to the terms of the Summit Note Agreement, certain affiliates of Summit Partners, L.P. purchased from Solo DTC Brands, LLC $30.0 million of senior subordinated notes, or the Summit Notes. On November 5, 2021, the Company repaid in full the Subordinated Debt - related party of $30.0 million.
The Summit Notes bear interest at a rate of 12% per annum, with principal due on October 9, 2026. The Summit Notes are also subject to mandatory prepayment, plus accrued interest and related mandatory prepayment premium, upon the occurrence of certain liquidity events described in the Summit Note Agreement, including the initial public offering.
Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an on-going basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions.
The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements include those noted below. Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in the Prospectus and the notes to the audited consolidated financial statements appearing elsewhere in the Prospectus. During the three months ended September 30, 2021, there were no material changes to our critical accounting policies from those discussed in our Prospectus.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see “Recently Adopted Accounting Pronouncements” and “Recently Issued Accounting Standards—Not Yet Adopted” in Note 2 to the unaudited consolidated financial statements of Holdings included elsewhere in this Quarterly Report on Form 10-Q.

JOBS Act

We currently qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Accordingly, we are provided the option to adopt new or revised accounting guidance either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. We have elected to adopt new or revised accounting guidance within the same time period as private companies, unless management determines it is preferable to take advantage of early adoption provisions offered within the applicable guidance. Our utilization of these transition periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the transition periods afforded under the JOBS Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates.

Interest Rate Risk

In order to maintain liquidity and fund business operations, we have a long-term credit facility and separate term loan that bear variable interest rates based on prime, federal funds, or LIBOR plus an applicable margin based on our total net leverage ratio. As of September 30, 2021, we had indebtedness of $249.0 million and $100.0 million under our Revolving Credit Facility and Term Loan, respectively. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors. We may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations, but as of September 30, 2021, we have not entered into any such contracts. A 100 bps increase in LIBOR would increase our interest expense by approximately $3.5 million in any given year.

As noted in Note 18 - Subsequent Events, subsequent to September 30, 2021 we paid down a portion of the outstanding balance on our Revolving Credit Facility. As of November 30, 2021, we had indebtedness of $32.9 million and $100.0 million under our Revolving Credit Facility and Term Loan, respectively. Based on the outstanding balance as of November 30, 2021, a 100 bps increase in LIBOR would increase our interest expense by approximately $1.3 million in any given year.

Inflation Risk

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and SG&A expenses as a percentage of net sales, if the selling prices of our products do not increase with these increased costs.

Commodity Price Risk

The primary raw materials and components used by our contract manufacturing partners include stainless steel and aluminum. We believe these materials are readily available from multiple vendors. We have, and may continue to, negotiate prices with suppliers of these products on behalf of our third-party contract manufacturers in order to leverage the cumulative impact of our volume. We do not, however, source significant amounts of these products directly. Certain of these products use petroleum or natural gas as inputs. However, we do not believe there is a significant direct correlation between petroleum or natural gas prices and the costs of our products.

Foreign Currency Risk

Our international sales are primarily denominated in U.S. dollars. As of September 30, 2021, net sales in international markets accounted for 6.7% of our consolidated revenues. During 2020, net sales in international markets accounted for 3.2% of our consolidated revenues. Therefore, we do not believe exposure to foreign currency fluctuations would have a material impact on our net sales. A portion of our operating expenses are incurred outside the Unites States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. In addition, our suppliers may incur many costs, including labor costs, in other currencies. To the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margin. In addition, a strengthening of the U.S. dollar may increase the cost of our products to our customers outside of the United States. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuations from operating expenses is not material at this time.

Item 4. Controls and Procedures

Limitations on effectiveness of controls and procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation and as a result of the material weaknesses described below, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

As previously reported, in connection with the preparation of our financial statements for 2020, we identified a material weakness in our internal control over financial reporting. The material weakness identified relates to certain transaction related expenses related to the change in control transactions in 2020 and 2019 were not recorded in our financial statements.

Remediation Measures

In order to remediate this material weakness, we have implemented, and made progress in, the following measures, among others:
•increasing the quality and expanding the number of people in our accounting department;
•completing a significant number of the identified required remediation activities to improve general controls; and
•a new ERP system that should allow for more timely identification of reporting matters.
While we are working to remediate the material weakness in as timely manner and efficient a manner as possible, at this time we cannot provide an estimate of costs expected to be incurred in connection with this remediation, nor can we provided an estimate of the time it will take to complete remediation.

Changes in Internal Control over Financial Reporting

Other than the measures described in “Remediation Measures” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we have been and may become subject to arbitration, litigation or claims arising in the ordinary course of business. The results of any current or future claims or proceedings cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and litigation costs, diversion of management resources, reputational harm and other factors.

Item 1A. Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our prospectus, dated October 27, 2021, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act on October 29, 2021 (the “Prospectus”) in connection with our initial public offering (“IPO”). The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our results of operations and financial condition. In that event, the trading price and value of our Class A common stock could decline, and you may lose part or all of your investment.

Risks Related to our Business and Industry

Our business depends on maintaining and strengthening our brand and generating and maintaining ongoing demand for our products, and a significant reduction in such demand could harm our results of operations.

We have developed a strong and trusted brand that we believe has contributed significantly to the success of our business, and we believe our continued success depends on our ability to maintain and grow the value and reputation of Solo Brands. Maintaining, promoting and positioning our brand and reputation will depend on, among other factors, the success of our product offerings, quality assurance, marketing and merchandising efforts, the reliability and reputation of our supply chain, our ability to grow and capture share of the outdoor lifestyle category, and our ability to provide a consistent, high-quality consumer experience. We have made substantial investments in these areas in order to maintain and enhance our brand and these experiences, but such investments may not be successful. Any negative publicity, regardless of its accuracy, could materially adversely affect our business. For example, our business depends in part on our ability to maintain a strong community of engaged customers and social media influencers. We may not be able to maintain and enhance a loyal customer base if we receive customer complaints, negative publicity or otherwise fail to live up to consumers’ expectations, which could materially adversely affect our business, operating results and growth prospects.

The growing use of social and digital media by us, our consumers and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative publicity about us, our brand or our products on social or digital media could seriously damage our brand and reputation. For example, consumer perception could be influenced by negative media attention regarding any consumer complaints about our products, our management team, ownership structure, sourcing practices and supply chain partners, employment practices, ability to execute against our mission and values, and our products or brand, such as any advertising campaigns or media allegations that challenge the sustainability of our products and our supply chain, or that challenge our marketing efforts regarding the quality of our products, which could have an adverse effect on our business, brand and reputation. Similar factors or events could impact the success of any brands or products we introduce in the future.

Our company image and brand are very important to our vision and growth strategies, particularly our focus on being a “good company” and operating consistent with our mission and values. We will need to continue to invest in actions that support our mission and values and adjust our offerings to appeal to a broader audience in the future in order to sustain our business and to achieve growth, and there can be no assurance that we will be able to do so. If we do not maintain the favorable perception of our company and our brand, our sales and results of operations could be negatively impacted. Our brand and company image is based on perceptions of subjective qualities, and any incident that erodes the loyalty of our consumers, customers, suppliers or manufacturers, including adverse publicity or a governmental investigation or litigation, could significantly reduce the value of our brand and significantly damage our business, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we are unable to successfully design and develop new products, our business may be harmed.

Our fire pits made up 92% of our total revenue in the year ended December 31, 2020. Our future growth depends in part on our ability to expand sales of our other existing products and to introduce new and enhanced products. The success of our new and enhanced products depends on many factors, including anticipating consumer preferences, finding innovative solutions to consumer problems, differentiating our products from those of our competitors, and maintaining the strength of our brand while also expanding our brand beyond the categories of products we currently sell. The design and development of our products is costly and we typically have several products in development at the same time. If we misjudge or fail to anticipate consumer preferences or there are problems in the design or quality of our products, or delays in product introduction, our brand, business, financial condition, and results of operations could be harmed.

Our recent growth rates may not be sustainable or indicative of future growth and we may not be able to effectively manage our growth.

We have expanded our operations rapidly, especially over the last few years. Net sales increased $93.6 million, or 234.8%%, to $133.4 million in 2020, compared to $39.9 million in 2019. This increase was primarily driven by an increase in total orders year over year. We had 157,312 orders in 2019 and 486,120 orders in 2020, representing a 209% increase year over year. The average order size increased by 8.3%, to $274.47 per order in 2020 from $253.33 per order in 2019. The increase in the number of orders was primarily due to our digital marketing strategy and by increased demand for outdoor recreation and leisure lifestyle products. However, our historical growth rates are likely not sustainable or indicative of future growth. We believe that our continued revenue growth will depend upon, among other factors:
•Increasing U.S. brand awareness;
•Our ability to obtain adequate protections for our intellectual property;
•Impacts of the COVID-19 pandemic and its aftermath;
•Product innovation to expand our total addressable market;
•Complementary acquisitions; and
•International expansion.

Disruptions related to the COVID-19 pandemic affected our business; however, this negative impact was offset by two positive results of the pandemic. First, COVID-19 helped create a surge in consumer interest for outdoor living and outdoor recreation. Second, it created a mass acceleration in online shopping that has continued through today, increasing our DTC sales. These trends may not hold true in the future.

We have a limited history operating our business at its current scale. As a result of our growth, our employee headcount and the scope and complexity of our business have increased substantially, and we are continuing to implement policies and procedures that we believe are appropriate for a company of our size and in preparation for operating as a new public company. Our management team does not have substantial tenure working together. In the future, we may expand into new product categories with which we do not have any experience. We may experience difficulties as we continue to implement changes to our business and related policies and procedures to keep pace with our recent growth and, if our operations continue to grow at a rapid pace, in managing such growth and building the appropriate processes and controls in the future. Continued growth may increase the strain on our resources, and we could experience operating difficulties, including difficulties in sourcing, logistics, recruiting, maintaining internal controls, marketing, designing innovative products, and meeting consumer needs. If we do not adapt to meet these evolving challenges, the strength of our brand may erode, the quality of our products may suffer, we may not be able to deliver products on a timely basis to our customers, and our corporate culture may be harmed.

In addition, we expect to make significant investments in our research and development and sales and marketing organizations, expand our operations and infrastructure both domestically and internationally, design and develop new products, and enhance our existing products with newly developed products and through acquisitions. If our sales do not increase at a sufficient rate to offset these increases in our operating expenses, our profitability may decline in future periods.

Our business could be harmed if we are unable to accurately forecast demand for our products or our results of operations.

To ensure adequate inventory supply, we forecast inventory needs and often place orders with our manufacturers before we receive firm orders from our retail partners or customers and we may not be able to do so accurately. If we fail to accurately forecast demand, we may experience excess inventory levels or a shortage of product and delays in delivering to our retail partners and through our DTC channel, particularly due to uncertainty related to the duration and impact of the evolving COVID-19 pandemic.

In the last quarter of 2020 demand increased significantly causing delay in product shipments and customer complaints, which was compounded by disruptions in the supply chain as a result of the COVID-19 pandemic and backlogs in the shipping industry. Although we have increased manufacturer production to account for increased seasonal demands, if we again underestimate the demand for our products, our manufacturers may not be able to scale quickly enough to meet demands, and this could result in delays in the shipment of our products and our failure to satisfy demand, as well as damage to our reputation and retail partner relationships. If we overestimate the demand for our products, we could face inventory levels in excess of demand, which could result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would harm our gross margins. In addition, failure to accurately predict the level of demand for our products could cause a decline in sales and harm our results of operations and financial condition. Factors that may impact our ability to forecast demand for our products include the evolving COVID-19 pandemic, shifting consumer trends, increased competition and our limited operating experience.

In addition, we may not be able to accurately forecast our results of operations and growth rate. Forecasts may be particularly challenging as we expand into new markets and geographies, and develop and market new products. Our historical sales, expense levels, and profitability may not be an appropriate basis for forecasting future results, particularly due to uncertainty related to the duration and impact of the evolving COVID-19 pandemic.

Failure to accurately forecast our results of operations and growth rate could cause us to make incorrect operating decisions and we may not be able to adjust in a timely manner. Consequently, actual results could be materially lower than anticipated. Even if the markets in which we compete expand, we cannot assure you that our business or profitability will grow at similar rates, if at all.

Our marketing strategy of associating our brand and products with outdoor, group activities may not be successful with existing and future customers.

We believe that we have been successful in marketing our products by associating our brand and products with outdoor activities to be experienced with family and friends. To sustain long-term growth, we must not only continue to successfully promote our products to consumers who identify with or aspire to these activities, as well as to individuals who value the differentiated function, high quality, and specialized design of our products, but also promote new products with which we may not have experience and attract more customers to our existing products. If we fail to successfully market and sell our products to our existing customers or expand our customer base, our sales could decline or we may be unable to grow our business.

If we fail to attract new customers in a cost-effective manner, our business may be harmed.

A large part of our success depends on our ability to attract new customers in a cost-effective manner. We have made, and may continue to make, significant investments in attracting new customers through increased advertising spends on social media, radio, podcasts, and targeted email communications. Marketing campaigns can be expensive and may not result in the cost-effective acquisition of customers. Further, as our brand becomes more widely known, future marketing campaigns may not attract new customers at the same rate as past campaigns and the cost of acquiring new customers may increase over time. If we are unable to attract new customers, or fail to do so in a cost-effective manner, our business may be harmed.

Our growth depends, in part, on expanding into additional consumer markets, and we may not be successful in doing so.

We believe that our future growth depends not only on continuing to provide our current customers with new products, but also continuing to enlarge our customer base. The growth of our business will depend, in part, on our ability to continue to expand in the United States, as well as into international markets. We are investing significant resources in these areas, and although we hope that our products will gain popularity, we may face challenges that are different from those we currently encounter, including competitive, merchandising, distribution, hiring, and other difficulties. We may also encounter difficulties in attracting customers due to a lack of consumer familiarity with or acceptance of our brand, or a resistance to paying for premium products, particularly in international markets. In addition, although we are investing in sales and marketing activities to further penetrate newer regions, including expansion of our dedicated sales force, we may not be successful. If we are not successful, our business and results of operations may be harmed.

Our net sales and profits depend on the level of customer spending for our products, which is sensitive to general economic conditions and other factors.

Our products are discretionary items for customers. Therefore, the success of our business depends significantly on economic factors and trends in consumer spending. There are a number of factors that influence consumer spending, including actual and perceived economic conditions, consumer confidence, disposable consumer income, consumer credit availability, unemployment, and tax rates in the markets where we sell our products. Consumers also have discretion as to where to spend their disposable income and may choose to purchase other items or services. As global economic conditions continue to be volatile, and economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to declines. Any of these factors could harm discretionary consumer spending, resulting in a reduction in demand for our products, decreased prices, increased costs to make sales, and harm to our business and results of operations. Moreover, consumer purchases of discretionary items, such as our products, tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty, which may slow our growth more than we anticipate. A downturn in the economies in markets in which we sell our products, particularly in the United States, may materially harm our sales, profitability, and financial condition.

The COVID-19 pandemic or other pandemics could adversely affect our business, sales, financial condition, results of operations and cash flows, and our ability to access current or obtain new lending facilities.

Since being reported in December 2019, COVID-19 has spread globally, including to every state in the United States, and has been declared a pandemic by the World Health Organization. In 2020, we saw tailwinds in our business and adoption of our products driven by the COVID-19 pandemic, as individuals and families spent more time at home or enjoying the outdoors together as a result of quarantine measures with alternative time to pursue alternative recreational and leisure activities. These tailwinds and trends could moderate or reverse over time, including as a result of the reopening of the economy and lessening of restrictions on movement and travel and related to social distancing. In addition, the COVID-19 pandemic and preventative measures taken to contain or mitigate such have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas and significant disruption in the financial markets both globally and in the United States, which could lead to a decline in discretionary spending by consumers, and in turn impact, possibly materially, our business, sales, financial condition and results of operations. Potential impacts include, but are not limited to:
•disruption to our third-party manufacturing partners, suppliers, and other vendors, including the effects of facility closures, reductions in operating hours, labor shortages, and real time changes in operating procedures, including for additional cleaning and disinfection procedures; for example, during the height of the COVID-19 pandemic, we were sold out of many of our products as a result of limitations on our ability to obtain additional products from suppliers;
•inhibition of word-of-mouth referrals as a result of consumers spending more time at home and limiting social gatherings outside of their households; for example, because the COVID-19 pandemic required social distancing and restricted people from leaving their homes, in March 2020 word-of-mouth referrals only accounted for 26% of solostove.com orders. As the pandemic restrictions have softened, we have seen referral rates at more normalized levels. In March 2021 word-of-mouth referrals accounted for 45% of solostove.com orders - a 70% year-over-year increase;
•significant disruption of global financial markets, which could have a negative impact on our ability to access capital in the future; and
•an inability to operate our fulfillment centers and thereby ship product to customers which would severely impact our ability to generate revenue.

The COVID-19 pandemic has significantly impacted the global supply chain, with restrictions and limitations on related activities causing disruption and delay. These disruptions and delays have strained certain domestic and international supply chains, which have affected and could continue to negatively affect the flow or availability of certain products. Increased demand for online purchases of products impacted our fulfillment operations, resulting in delays in delivering products to our customers, in particular at the end of 2020.

Additional outbreaks of COVID-19, or any resurgence of existing outbreaks, and the requirements to take action to help limit the spread of the illness, could impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business, results of operations, cash flows and financial condition. The extent of the impact of COVID-19 on our business and financial results will depend on future developments, including the duration and severity of the outbreak (including the severity and transmission rates of new variants of the virus that causes COVID-19) within the markets in which we operate, the timing, distribution, rate of public acceptance and efficacy of vaccines and other treatments, the related impact on consumer confidence and spending, the effect of governmental regulations imposed in response to the pandemic and the extent to which consumers modify their behavior as social distancing and related precautions are lifted, all of which are highly uncertain and ever-changing. The sweeping nature of the COVID-19 pandemic makes it extremely difficult to predict how our business and operations will be affected in the longer run. However, the likely overall economic impact of the pandemic could be viewed as highly negative to the general economy. Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic or its aftermath, could materially increase our costs, negatively impact our sales and damage our results of operations and liquidity, possibly to a significant degree. The duration of any such impacts cannot be predicted.

To the extent the COVID-19 pandemic or its aftermath adversely affect our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

The markets in which we compete are highly competitive and we could lose our market position.

The markets in which we compete are highly competitive, typically with low barriers to entry. The number of competing companies continues to increase. Competition in these product markets is based on a number of factors including product quality, performance, durability, availability, styling, brand image and recognition, and price. Our competitors may be able to develop and market similar products that compete with our products, sell their products for lower prices, offer their products for sale in more areas, adapt to changes in consumers’ needs and preferences more quickly, devote greater resources to the design, sourcing, distribution, marketing, and sale of their products, or generate greater brand recognition than us. In addition, as we expand into new areas and new product categories we will continue to face, different and, in some cases, more formidable competition. Many of our competitors and potential competitors have significant competitive advantages, including learning from our experiences and taking advantage of new product popularity, greater financial strength, larger research and development teams, larger marketing budgets, and more distribution and other resources than we do. Some of our competitors may aggressively discount their products or offer other attractive sales terms in order to gain market share, which could result in pricing pressures, reduced profit margins, or lost market share. If we are not able to overcome these potential competitive challenges, effectively market our current and future products, and otherwise compete effectively against our current or potential competitors, our prospects, results of operations, and financial condition could be harmed.

Competitors have imitated and will likely continue to imitate our products. If we are unable to protect or preserve our brand image and proprietary rights, our business may be harmed.

We attempt to protect our intellectual property rights, both in the United States and in foreign countries, through a combination of patent, trademark, copyright, design, and trade secret laws, as well as licensing, assignment, and confidentiality agreements with our employees, consultants, suppliers, manufacturers. While it is our policy to protect and defend our intellectual property, we cannot be sure that the actions we have taken to establish and protect our trademarks and other proprietary rights will be adequate to protect us, or that any of our intellectual property will not be challenged or held invalid or unenforceable.

Our success depends in large part on our brand image and, in particular, on the strength of our Solo Stove, Chubbies, ISLE, Oru and logo trademarks. We rely on trademark protection to protect our brands, and we have registered or applied to register many of these trademarks. While we have registered or applied to register our material trademarks in the United States and several other markets, we have not registered all of our marks in all of the jurisdictions in which we currently conduct or intend to conduct business. Further, even if we seek to register these trademarks, we cannot be sure that our trademark applications will be successful, and they could be challenged or opposed by third parties. In the event that our trademarks are successfully challenged and we lose the rights to use those trademarks, we could be forced to rebrand our products, requiring us to devote resources to advertising and marketing new brands.

In addition, we rely on design patents, as well as registered designs, to protect our products and designs. We have also applied for, and expect to continue to apply for, utility patent and design protection relating to proprietary aspects of existing and proposed products. We cannot be sure that any of our patent or design applications will result in issued patents or registered designs, or that any patents issued as a result of our patent applications will be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Third parties may challenge the validity and enforceability of certain of our patents, including through patent office ex parte reexamination, inter partes review or post-grant proceedings. Regardless of outcome, such challenges may result in substantial legal expenses and diversion of management’s time and attention from our other business operations. In some instances, our patent claims could be substantially narrowed or declared invalid or unenforceable. Any significant adverse finding by a patent office or adverse verdict of a court as to the validity, enforceability, or scope of certain of our patents could adversely affect our competitive position and otherwise harm our business.

We regard our intellectual property rights as critical to our success. We regularly monitor for infringement, and we employ third-party watch services in support of these efforts. Nevertheless, the steps we take to protect our proprietary rights against infringement or other violation may be inadequate and we may experience difficulty in effectively limiting the unauthorized use of our patents, trademarks, trade dress, and other intellectual property and proprietary rights worldwide. As our business continues to expand, our competitors have imitated, and will likely continue to imitate, our product designs and branding, which could harm our business and results of operations. In addition, our use of third party suppliers and manufacturers presents a risk of counterfeit goods entering the marketplace. Because our products are manufactured overseas in countries where counterfeiting is more prevalent, and we intend to increase our sales overseas over the long term, we may experience increased copying of our products. Certain foreign countries do not protect intellectual property rights as fully as they are protected in the United States and, accordingly, intellectual property protection may be limited or unavailable in some foreign countries where we choose to do business. It may therefore be more difficult for us to successfully challenge the use of our intellectual property rights by other parties in these countries, which could diminish the value of our brands or products and cause our competitive position and growth to suffer.

As we develop new products and seek to expand internationally, we will continue to incur greater costs in connection with securing patents, trademarks, copyrights, and other intellectual property rights. This increased intellectual property activity will also increase our costs to monitor and enforce our intellectual property rights. While we actively develop and protect our intellectual property rights, there can be no assurance that we will be adequately protected in all countries in which we conduct our business or that we will prevail when defending our patent, trademark, and proprietary rights. If difficulties arise securing such rights or protracted litigation is necessary to enforce such rights, our business and financial condition could be harmed.

Additionally, we could incur significant costs and management distraction in pursuing claims to enforce our intellectual property rights through litigation, and defending any alleged counterclaims. If we are unable to protect or preserve the value of our patents, trade dress, trademarks, copyrights, or other intellectual property rights for any reason, or if we fail to maintain our brand image due to actual or perceived product or service quality issues, adverse publicity, governmental investigations or litigation, or other reasons, our brand and reputation could be damaged and our business may be harmed.

We may be subject to liability if we infringe upon the intellectual property rights of third parties and have increased costs protecting our intellectual property rights.

Third parties may sue us for alleged infringement of their proprietary rights. The party claiming infringement might have greater resources than we do to pursue its claims, and we could be forced to incur substantial costs and devote significant management resources to defend against such litigation, even if the claims are meritless and even if we ultimately prevail. Also third parties may make infringement claims against us that relate to technology developed and owned by one of our manufacturers for which our manufacturers may or may not indemnify us. Even if we are indemnified against such costs, the indemnifying party may be unable to uphold its contractual obligations and determining the scope of these obligations could require additional litigation. If the party claiming infringement were to prevail, we could be forced to modify or discontinue our products, pay significant damages, or enter into expensive royalty or licensing arrangements with the prevailing party, any of which could have a material adverse effect on our business, financial condition and results of operations. Further, we cannot guarantee that a license from the prevailing party would be available on acceptable terms, or at all.

We rely on third-party manufacturers and problems with, or the loss of, our suppliers or an inability to obtain raw materials could harm our business and results of operations.

Our products are produced by third-party manufacturers. We face the risk that these third-party manufacturers may not produce and deliver our products on a timely basis, or at all. We have experienced, and will likely continue to experience, operational difficulties with our manufacturers, including as a result of the COVID-19 pandemic, and we may face similar or unknown operational difficulties or other risks with respect to future manufacturers, including with respect to new products. These difficulties include reductions in the availability of production capacity, errors in complying with product specifications and regulatory and customer requirements, insufficient quality control, failures to meet production deadlines, failure to achieve our product quality standards, increases in costs of manufacturing and materials, and manufacturing or other business interruptions. The ability of our manufacturers to effectively satisfy our production requirements could also be impacted by manufacturer financial difficulty or damage to their operations caused by fire, terrorist attack, riots, natural disaster, public health issues such as the current COVID-19 pandemic (or other future pandemics or epidemics), or other events. The failure of any manufacturer to perform to our expectations could result in supply shortages or delays for certain products and harm our business. If we develop new products with significantly increased or new manufacturing requirements, otherwise experience significantly increased demand, or need to replace an existing manufacturer due to lack of performance, we may be unable to supplement or replace our manufacturing capacity on a timely basis or on terms that are acceptable to us, which may increase our costs, reduce our margins, and harm our ability to deliver our products on time. Additionally, we do not have long-term agreements in place with most of our third-party manufacturers, and such manufacturers could decide to stop working with us, which would require us to identify and qualify new manufacturers. For certain of our products, it may take a significant amount of time to identify and qualify a manufacturer that has the capability and resources to produce our products to our specifications in sufficient volume and satisfy our service and quality control standards.

The capacity of our manufacturers to produce our products is also dependent upon the availability of raw materials. Our manufacturers may not be able to obtain sufficient supply of raw materials, which could result in delays in deliveries of our products by our manufacturers or significantly increased costs. Any shortage of raw materials or inability of a manufacturer to produce or ship our products in a timely manner, or at all, could impair our ability to ship orders of our products in a cost-efficient, timely manner and could cause us to miss the delivery requirements of our customers. As a result, we could experience cancellations of orders, refusals to accept deliveries, or reductions in our prices and margins, any of which could harm our financial performance, reputation, and results of operations.

We also depend on a limited number of third-party manufacturers for the sourcing of our products. We currently have 34 manufacturing partners located in various locations, including China, India, Vietnam and Mexico. The majority of our fire pits, our highest grossing product, are currently made in China between two manufacturers, with additional limited production in India and Vietnam. We have attempted to increase manufacturing capacity and diversity by contracting with manufacturers outside of China as well, but new suppliers outside of China have not yet ramped up supply and may not be able to do so. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key manufacturers or suppliers were to experience significant disruption affecting the price, quality, availability, or timely delivery of products or were to refuse to supply us. The partial or complete loss of these manufacturers or suppliers, or a significant adverse change in our relationship with any of these manufacturers or suppliers, could result in lost sales, added costs, and distribution delays that could harm our business and customer relationships.

Our business relies on cooperation of our suppliers, but not all relationships include written exclusivity agreements, which means that they could produce similar products for our competitors. If they produce similar products for our competitors, it could harm our results of operations.

With all of our suppliers and manufacturers, we face the risk that they may fail to produce and deliver supplies or our products on a timely basis, or at all, or comply with our quality standards. In addition, they may decide to raise prices in the future, which would increase our costs and harm our margins. Those with whom we have executed supply contracts may still breach these agreements, and we may not be able to enforce our rights under these agreements or may incur significant costs attempting to do so. As a result, we cannot predict our ability to obtain supplies and finished products in adequate quantities, of required quality and at acceptable prices from our suppliers and manufacturers in the future. Any one of these risks could harm our ability to deliver our products on time, or at all, damage our reputation and our relationships with our retail partners and customers, and increase our product costs thereby reducing our margins.

In addition, we do not have written agreements requiring exclusivity with all of our manufacturers and suppliers. As a result, they could produce similar products for our competitors, some of which could potentially purchase products in significantly greater volume. Further, while certain of our contracts stipulate contractual exclusivity against production of similar products to ours, those suppliers or manufacturers could choose to breach our agreements and work with our competitors. Our competitors could enter into restrictive or exclusive arrangements with our manufacturers or suppliers that could impair or eliminate our access to manufacturing capacity or supplies. Our manufacturers or suppliers could also be acquired by our competitors, and may become our direct competitors, thus limiting or eliminating our access to supplies or manufacturing capacity.

In addition, one of our suppliers holds certain intellectual property covering a small portion of our products in China. Although such products accounted for less than 6% of our U.S. sales in the nine months ended September 30, 2021, if that manufacturer decided to end our relationship and/or attempted to revoke or block the production of those products, or began to produce those products for one or more of our competitors, it would likely result in protracted litigation and could harm our other manufacturer relationships, increase our costs, and harm our business, including potentially forcing us to manufacture certain products outside of China.

Fluctuations in the cost and availability of raw materials, equipment, labor, and transportation could cause manufacturing delays or increase our costs.

The price and availability of key components used to manufacture our products has been increasing and may continue to fluctuate significantly. In addition, the cost of labor at our third-party manufacturers could increase significantly. For example, manufacturers in China have experienced increased costs in recent years due to shortages of labor and fluctuations of the Chinese Yuan in relation to the U.S. dollar. Additionally, the cost of logistics and transportation fluctuates in large part due to the price of oil, and availability can be limited due to political and economic issues. Any fluctuations in the cost and availability of any of our raw materials or other sourcing or transportation costs could harm our gross margins and our ability to meet customer demand. If we are unable to successfully mitigate a significant portion of these product cost increases or fluctuations, our results of operations could be harmed.

Our products are manufactured by third parties outside of the United States, and our business may be harmed by legal, regulatory, economic, societal, and political risks associated with those markets.

Our products are manufactured outside of the United States, and we make a limited number of sales of our products outside of the United States. Our reliance on suppliers and manufacturers in foreign markets, as well as our sales in non-U.S. markets, creates risks inherent in doing business in foreign jurisdictions, including: (a) the burdens of complying with a variety of foreign laws and regulations, including trade and labor restrictions and laws relating to the importation and taxation of goods; (b) weaker protection for intellectual property and other legal rights than in the United States, and practical difficulties in enforcing intellectual property and other rights outside of the United States; (c) compliance with U.S. and foreign laws relating to foreign operations, including the U.S. Foreign Corrupt Practices Act, or FCPA, the UK Bribery Act 2010, or the Bribery Act, regulations of the U.S. Office of Foreign Assets Controls, or OFAC, and U.S. anti-money laundering regulations, which prohibit U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business, transacting with persons subject to sanctions in certain countries, as well as engaging in other illegal practices; (d) economic and political instability and acts of terrorism in the countries where our suppliers are located; (e) transportation interruptions or increases in transportation costs; (f) public health crises, such as pandemics and epidemics; and (g) the imposition of tariffs on components and products that we import into the United States or other markets. For example, the ongoing COVID-19 outbreak has resulted in increased travel restrictions, supply chain disruptions, and extended shutdown of certain businesses around the globe. This public health crises or any further political developments or health concerns in markets in which our products are manufactured could result in social, economic and labor instability, adversely affecting the supply of our products and, in turn, our business, financial condition and results of operations. Further, we cannot assure you that our directors, officers, employees, representatives, manufacturers, or suppliers have not engaged and will not engage in conduct for which we may be held responsible, nor can we assure you that our manufacturers, suppliers, or other business partners have not engaged and will not engage in conduct that could materially harm their ability to perform their contractual obligations to us or even result in our being held liable for such conduct. Violations of the FCPA, the Bribery Act, OFAC restrictions, or other export control, anti-corruption, anti-money laundering, and anti-terrorism laws, or allegations of such acts, could damage our reputation and subject us to civil or criminal investigations in the United States and in other jurisdictions and related shareholder lawsuits, could lead to substantial civil and criminal, monetary and nonmonetary penalties and could cause us to incur significant legal and investigatory fees, which could harm our business, financial condition, cash flows, and results of operations.

If tariffs or other restrictions are placed on foreign imports or any related counter-measures are taken by other countries, our business and results of operations could be harmed.

Geopolitical uncertainties and events could cause damage or disruption to international commerce and the global economy, and thus could have a material adverse effect on us, our suppliers, logistics providers, manufacturing vendors and customers. Changes in commodity prices may also cause political uncertainty and increase currency volatility that can affect economic activity. During 2020, the majority of our products that were imported into the United States from China were subject to tariffs that were as high as 25%. The progress and continuation of trade negotiations between the United States and China continues to be uncertain and a further escalation of the trade war remains a possibility. These tariffs have, and will continue to have, an adverse effect on our results of operations and margins. We are unable to predict the magnitude, scope or duration of the imposed tariffs or the magnitude, scope or duration from any relief in increases to such tariffs, or the potential for additional tariffs or trade barriers by the United States, China or other countries, and any strategies we may implement to mitigate the impact of such tariffs or other trade actions may not be successful.

Changes in domestic social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell products, and any negative sentiments towards the United States as a result of such changes, could also adversely affect our business. For example, if the United States government withdraws or materially modifies existing or proposed trade agreements, places greater restriction on free trade generally or imposes increases on tariffs on goods imported into the United States, particularly from China, our business, financial condition and results of operations could be adversely affected. In addition, negative sentiments towards the United States among non-U.S. customers and among non-U.S. employees or prospective employees could adversely affect sales or hiring and retention, respectively.

The foreign policies of governments may be volatile, and may result in rapid changes to import and export requirements, customs classifications, tariffs, trade sanctions and embargoes or other retaliatory trade measures that may cause us to raise prices, prevent us from offering products or providing services to particular entities or markets, may cause us to make changes to our operations, or create delays and inefficiencies in our supply chain. Furthermore, if the U.S. government imposes new sanctions against certain countries or entities, such sanctions could sufficiently restrict our ability to market and sell our products and may materially adversely affect our results of operations.

If we fail to timely and effectively obtain shipments of products from our manufacturers and deliver products to our retail partners and customers, our business and results of operations could be harmed.

Our business depends on our ability to source and distribute products in a timely manner. However, we cannot control all of the factors that might affect the timely and effective procurement of our products from our third-party manufacturers and the delivery of our products to our retail partners and customers.

Our third-party manufacturers ship most of our products to our distribution centers in the United States, the largest of which is in Texas. Our large reliance on our distribution center in Texas makes us more vulnerable to natural disasters, weather-related disruptions, accidents, system failures, public health issues such as the recent winter freeze in Dallas, Texas and the COVID-19 pandemic (or other future pandemics or epidemics), or other unforeseen events that could delay or impair our ability to fulfill retailer orders and/or ship merchandise purchased on our website, which could harm our sales. We import our products, and thus we are also vulnerable to risks associated with products manufactured abroad, including, among other things: (a) risks of damage, destruction, or confiscation of products while in transit to our distribution centers; and (b) transportation and other delays in shipments, including as a result of heightened security screening, port congestion, and inspection processes or other port-of-entry limitations or restrictions in the United States. In order to meet demand for a product, we may choose in the future to arrange for additional quantities of the product, if available, to be delivered through air freight, which is significantly more expensive than standard shipping by sea and, consequently, could harm our gross margins. Failure to procure our products from our third-party manufacturers and deliver merchandise to our retail partners and DTC channels in a timely, effective, and economically viable manner could reduce our sales and gross margins, damage our brand, and harm our business.

We also rely on the timely and free flow of goods through open and operational international shipping lanes and ports from our suppliers and manufacturers. Labor disputes or disruptions of shipping lanes, such as the Suez Canal blockage in 2021, or at ports, our common carriers, or our suppliers or manufacturers could create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during periods of significant importing or manufacturing, potentially resulting in delayed or cancelled orders by customers, unanticipated inventory accumulation or shortages, and harm to our business, results of operations, and financial condition.
In addition, we rely upon independent land-based and air freight carriers for product shipments from our distribution centers to our retail partners and customers who purchase through our DTC channel. We may not be able to obtain sufficient freight capacity on a timely basis or at favorable shipping rates and, therefore, may not be able to receive products from suppliers or deliver products to retail partners or customers in a timely and cost-effective manner.

Accordingly, we are subject to the risks, including labor disputes, union organizing activity, inclement weather, public health issues, and increased transportation costs, associated with our third-party manufacturers’ and carriers’ ability to provide products and services to meet our requirements. In addition, if the cost of fuel rises, the cost to deliver products may rise, which could harm our profitability.

Although relatively small, an important portion of our sales and advertising are to our domestic retail partners. We depend in part on our retail partners to display and present our products to customers, and our failure to maintain and further develop our relationships with our domestic retail partners could harm our business.

For 2020, 4.9% of our revenue was generated from sales to our domestic retail partners. Although this is a small percentage, the physical placement of these products at our selected dealers plays an important part in our sales strategy. Our wholesale retail sales are also increasing. These retail partners may decide to emphasize products from our competitors, to redeploy their retail floor space to other product categories, or to take other actions that reduce their purchases and visibility of our products. We do not receive long-term purchase commitments from our retail partners, and orders received are cancellable. Factors that could affect our ability to maintain or expand our sales to these retail partners include: (a) failure to accurately identify the needs of our customers; (b) a lack of customer acceptance of new products or product expansions; (c) unwillingness of our retail partners and customers to attribute premium value to our new or existing products or product expansions relative to competing products; (d) failure to obtain shelf space from our retail partners; (e) new, well-received product introductions by competitors; (f) damage to our relationships with retail partners; (g) delays or defaults on our retail partners’ payment obligations to us; and (h) store closures, decreased foot traffic, recession or other adverse effects resulting from public health crises such as the recent COVID-19 pandemic (or other future pandemics or epidemics).

We cannot assure you that our retail partners will continue to carry our current products or carry any new products that we develop. If we lose any of our key retail partners or any key retail partner reduces its purchases of our existing or new products or its number of stores or operations or promotes products of our competitors over ours, our brand, as well as our results of operations and financial condition, could be harmed. Because we are a premium brand, our sales depend, in part, on retail partners effectively displaying our products, including providing attractive space and point of purchase displays in their stores, and training their sales personnel to sell our products. If our retail partners reduce or terminate those activities, we may experience reduced sales of our products, resulting in lower gross margins, which would harm our results of operations. In addition, any store closures, decreased foot traffic and recession resulting from the COVID-19 pandemic may adversely affect the performance and the financial condition of many of these customers. The foregoing could have a material adverse effect on our business and financial condition.

Insolvency, credit problems or other financial difficulties that could confront our retail partners could expose us to financial risk.

We sell to the large majority of our retail partners on open account terms and do not require collateral or a security interest in the inventory we sell them. Consequently, our accounts receivable with our retail partners are unsecured. Insolvency, credit problems, or other financial difficulties confronting our retail partners could expose us to financial risk. These actions could expose us to risks if they are unable to pay for the products they purchase from us. Financial difficulties of our retail partners could also cause them to reduce their sales staff, use of attractive displays, number or size of stores, and the amount of floor space dedicated to our products. Any reduction in sales by, or loss of, our current retail partners or customer demand, or credit risks associated with our retail partners, could harm our business, results of operations, and financial condition.

If our independent suppliers, manufacturing partners and retail partners do not comply with ethical business practices or with applicable laws and regulations, our reputation, business, and results of operations would be harmed.

Our reputation and our customers’ willingness to purchase our products depend in part on our suppliers’, manufacturers’, and retail partners’ compliance with ethical employment practices, such as with respect to child labor, wages and benefits, forced labor, discrimination, safe and healthy working conditions, and with all legal and regulatory requirements relating to the conduct of their businesses and, in the case of retail partners, the promotion and sale of our products. We do not exercise control over our suppliers, manufacturers, and retail partners and they may not comply with ethical and lawful business practices. If our suppliers, manufacturers, or retail partners fail to comply with applicable laws, regulations, safety codes, employment practices, human rights standards, quality standards, environmental standards, production practices, or other obligations, norms, or ethical standards, our reputation and brand image could be harmed and we could be exposed to litigation and additional costs that would harm our business, reputation, and results of operations.

We are subject to payment-related risks that may result in higher operating costs or the inability to process payments, either of which could harm our brand, reputation, business, financial condition and results of operations.

For our DTC sales, as well as for sales to certain retail partners, we accept a variety of payment methods, including credit cards, debit cards, electronic funds transfers, electronic payment systems, and gift cards. Accordingly, we are, and will continue to be, subject to significant and evolving regulations and compliance requirements, including obligations to implement enhanced authentication processes that could result in increased costs and liability, and reduce the ease of use of certain payment methods. For certain payment methods, including credit and debit cards, as well as electronic payment systems, we pay interchange and other fees, which may increase over time. We rely on independent service providers for payment processing, including credit and debit cards. If these independent service providers become unwilling or unable to provide these services to us or if the cost of using these providers increases, our business could be harmed. We are also subject to payment card association operating rules and agreements, including data security rules and agreements, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. In particular, we must comply with the Payment Card Industry Data Security Standard, or PCI-DSS, a set of requirements designed to ensure that all companies that process, store or transmit payment card information maintain a secure environment to protect cardholder data. We rely on vendors to handle PCI-DSS matters and to ensure PCI-DSS compliance. Should a vendor be subject to claims of non-compliance, or if our data security systems are breached or compromised, we may be liable for losses incurred by card issuing banks or customers, subject to fines and higher transaction fees, lose our ability to accept credit or debit card payments from our customers, or process electronic fund transfers or facilitate other types of payments. Any failure to comply could significantly harm our brand, reputation, business, financial condition and results of operations. In addition, PCI-DSS compliance may not prevent illegal or improper use of our payment systems or the theft, loss, or misuse of payment card data or transaction information.

We may acquire or invest in other companies, which could divert our management’s attention, result in dilution to our stockholders, and otherwise disrupt our operations and harm our results of operations.

We have recently acquired, and intend in the future to acquire or invest in, other businesses, products, or technologies that we believe could complement or expand our business, enhance our capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various costs and expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.

In any future acquisitions, we may not be able to successfully integrate acquired personnel, operations, and technologies, or effectively manage the combined business following the acquisition because of unforeseen complexity or costs. We also may not achieve the anticipated benefits from either past or future acquisitions due to a number of factors, including:
•risks associated with conducting due diligence;
•problems integrating the purchased businesses, products or technologies;
•anticipated and unanticipated costs or liabilities associated with the acquisition;
•inability to achieve anticipated synergies;
•issues maintaining uniform standards, procedures, controls and policies across our brands;
•the diversion of management’s attention from other business concerns;
•the loss of our or the acquired business’s key employees;
•adverse effects on existing business relationships with suppliers, distributors, retail partners and customers;
•risks associated with entering new markets in which we have limited or no experience;
•increased legal, accounting and compliance costs; or
•the issuance of dilutive equity securities, the incurrence of debt, or the use of cash to fund such acquisitions.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our results of operations based on this impairment assessment process, which could harm our results of operations.

Our future success depends on the continuing efforts of our management and key employees, and on our ability to attract and retain highly skilled personnel and senior management.

We depend on the talents and continued efforts of our senior management and key employees. The loss of members of our management or key employees may disrupt our business and harm our results of operations. Furthermore, our ability to manage further expansion will require us to continue to attract, motivate, and retain additional qualified personnel. Competition for this type of personnel is intense, and we may not be successful in attracting, integrating, and retaining the personnel required to grow and operate our business effectively. There can be no assurance that our current management team, or any new members of our management team, will be able to successfully execute our business and operating strategies.

Our plans for international expansion may not be successful.

Continued expansion into markets outside the United States is one of our key long-term strategies for the future growth of our business. This expansion requires significant investment of capital and human resources, new business processes and marketing platforms, legal compliance, and the attention of many managers and other employees who would otherwise be focused on other aspects of our business. There are significant costs and risks inherent in selling our products in international markets, including: (a) failure to effectively establish our core brand identity; (b) increased employment costs; (c) increased shipping and distribution costs, which could increase our expenses and reduce our margins; (d) potentially lower margins in some regions; (e) longer collection cycles in some regions; (f) increased competition from local providers of similar products; (g) compliance with foreign laws and regulations, including taxes and duties, laws governing the marketing and use of e-commerce websites and enhanced data privacy laws and security, rules, and regulations; (h) establishing and maintaining effective internal controls at foreign locations and the associated increased costs; (i) increased counterfeiting and the uncertainty of protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad; (j) compliance with anti-bribery, anti-corruption, and anti-money laundering laws, such as the FCPA, the Bribery Act, and OFAC regulations, by us, our employees, and our business partners; (k) currency exchange rate fluctuations and related effects on our results of operations; (l) economic weakness, including inflation, or political instability in foreign economies and markets; (m) compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad; (n) workforce uncertainty in countries where labor unrest is more common than in the United States; (o) business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters, including earthquakes, typhoons, floods, fires, and public health issues, including the outbreak of a pandemic or contagious disease, such as COVID-19, or xenophobia resulting therefrom; (p) the imposition of tariffs on products that we import into international markets that could make such products more expensive compared to those of our competitors; (q) that our ability to expand internationally could be impacted by the intellectual property rights of third parties that conflict with or are superior to ours; (r) difficulty developing retail relationships; and (s) other costs and risks of doing business internationally.

These and other factors could harm our international operations and, consequently, harm our business, results of operations, and financial condition. Further, we may incur significant operating expenses as a result of our planned international expansion, and it may not be successful. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in new markets. We may also encounter difficulty expanding into international markets because of limited brand recognition, leading to delayed or limited acceptance of our products by customers in these markets, and increased marketing and customer acquisition costs to establish our brand. Accordingly, if we are unable to successfully expand internationally or manage the complexity of our global operations, we may not achieve the expected benefits of this expansion and our financial condition and results of operations could be harmed.

Our business involves the potential for injury, property damage, quality problems, product recalls, product liability and other claims against us, which could affect our earnings and financial condition.

Our Solo Stove products are designed to involve fire. If not properly handled, the fire our products involve poses significant danger for a number of reasons, including the possibility of burns, death, and significant property damage, including as a result of wildfires. As a result of fire or otherwise, if our Solo Stove or other products are defective or misused or if users of our products exercise impaired or otherwise poor judgment in the use of our products, the results could include personal injury to our customers or other third parties, death and significant property damage or destruction, and we could be exposed to significant liability and reputational damage.

As a manufacturer and distributor of consumer products, we are subject to the U.S. Consumer Products Safety Act of 1972, as amended by the Consumer Product Safety Improvement Act of 2008, which empowers the U.S. Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous, and similar laws under foreign jurisdictions. Under certain circumstances, the Consumer Products Safety Commission or a comparable foreign agency could require us to repurchase or recall one or more of our products. Additionally, other laws and agencies regulate certain consumer products we sell in the United States and abroad, and more restrictive laws and regulations may be adopted in the future. Real or perceived quality problems or material defects in our current and future products could also expose us to credit, warranty or other claims. Although we currently have insurance in place, we also face exposure to product liability claims in the event that one of our products is alleged to have resulted in property damage, bodily injury or other adverse effects, and class action lawsuits related to the performance, safety or advertising of our products.

Any such quality issues or defects, product safety concerns, voluntary or involuntary product recall, government investigation, regulatory action, product liability or other claim or class action lawsuit may result in significant adverse publicity and damage our reputation and competitive position. In addition, real or perceived quality issues, safety concerns or defects could result in a greater number of product returns than expected from customers and our retail partners, and if we are required to remove, or voluntarily remove, one of our products from the market, we may have large quantities of finished products that we cannot sell. In the event of any governmental investigations, regulatory actions, product liability claims or class action lawsuits, we could face substantial monetary judgments or fines and penalties, or injunctions related to the sale of our products.
Although we maintain product liability insurance in amounts that we believe are reasonable, that insurance is, in most cases, subject to large policy premiums for which we are responsible. In addition, we may not be able to maintain such insurance on acceptable terms, if at all, in the future and product liability claims may exceed the amount of insurance coverage. We maintain a limited amount of product recall insurance and may not have adequate insurance coverage for claims asserted in class action lawsuits. As a result, product recalls, product liability claims and other product-related claims could have a material adverse effect on our business, results of operations and financial condition. We devote substantial resources to compliance with governmental and other applicable standards. However, compliance with these standards does not necessarily prevent individual or class action lawsuits, which can entail significant cost and risk. As a result, these types of claims could have a material adverse effect on our business, results of operations and financial condition.

Our collection, use, storage, disclosure, transfer and other processing of personal information could give rise to significant costs and liabilities, including as a result of governmental regulation, uncertain or inconsistent interpretation and enforcement of legal requirements or differing views of personal privacy rights, which may have a material adverse effect on our reputation, business, financial condition and results of operations.

We collect, store, process, transmit and use personal data that is sensitive to the Company and its employees, customers and suppliers. A variety of state, federal, and foreign laws, regulations and industry standards apply to the collection, use, retention, protection, disclosure, transfer and other processing of certain types of data, including the California Consumer Privacy Act (the “CCPA”), Canada’s Personal Information Protection and Electronic Documents Act, the General Data Protection Regulation, or GDPR, the UK General Data Protection Regulation, or UK GDPR, and the UK Data Protection Act 2018, or the UK DPA. As we seek to expand our business, we are, and may increasingly become subject to various laws, regulations and standards, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. These laws, regulations and standards are continuously evolving and may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our reputation, business, financial condition and results of operations.

U.S. Privacy Laws

Domestic privacy and data security laws are complex and changing rapidly. Within the United States, many states are considering adopting, or have already adopted, privacy regulations. Such regulations include the CCPA, which came into effect in 2020. The CCPA increases privacy rights for California consumers and imposes obligations on companies that process their personal information. Among other things, the CCPA gives California consumers expanded rights related to their personal information, including the right to access and delete their personal information, receive detailed information about how their personal information is used and shared. The CCPA also provides California consumers the right to opt-out of certain sales of personal information and may restrict the use of cookies and similar technologies for advertising purposes. The CCPA prohibits discrimination against individuals who exercise their privacy rights, and provides for civil penalties for violations enforceable by the California Attorney General as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. Many of the CCPA’s requirements as applied to personal information of a business’s personnel and related individuals are subject to a moratorium set to expire on January 1, 2023. The expiration of the moratorium may increase our compliance costs and our exposure to public and regulatory scrutiny, costly litigation, fines and penalties. Additionally, in November 2020, California passed the California Privacy Rights Act (the “CPRA”), which expands the CCPA significantly, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Many of the CPRA’s provisions will become effective on January 1, 2023. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs, and/or result in interruptions or delays in the availability of systems. Recently, Virginia passed the Virginia Consumer Data Protection Act, applicable to companies collecting personal information of more than 100,000

Virginia residents, which could further impact our compliance burden. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

Our communications with our customers are subject to certain laws and regulations, including the Controlling the Assault of Non-Solicited Pornography and Marketing, or CAN-SPAM, Act of 2003, the Telephone Consumer Protection Act of 1991, or TCPA, and the Telemarketing Sales Rule and analogous state laws, that could expose us to significant damages awards, fines and other penalties that could materially impact our business. For example, the TCPA imposes various consumer consent requirements and other restrictions in connection with certain telemarketing activity and other communication with consumers by phone, fax or text message. The CAN-SPAM Act and the Telemarketing Sales Rule and analogous state laws also impose various restrictions on marketing conducted use of email, telephone, fax or text message. As laws and regulations, including FTC enforcement, rapidly evolve to govern the use of these communications and marketing platforms, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations could adversely impact our business, financial condition and results of operations or subject us to fines or other penalties.

In addition, some laws may require us to notify governmental authorities and/or affected individuals of data breaches involving certain personal information or other unauthorized or inadvertent access to or disclosure of such information. We may need to notify governmental authorities and affected individuals with respect to such incidents. For example, laws in all 50 U.S. states may require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. These laws are not consistent, and compliance in the event of a widespread data breach may be difficult and costly. We also may be contractually required to notify consumers or other counterparties of a security breach. Regardless of our contractual protections, any actual or perceived security breach or breach of our contractual obligations could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach.

Non-U.S. Privacy Laws

In Canada, the Personal Information Protection and Electronic Documents Act, or PIPEDA, and various provincial laws require that companies give detailed privacy notices to consumers, obtain consent to use personal information, with limited exceptions, allow individuals to access and correct their personal information, and report certain data breaches. In addition, Canada’s Anti-Spam Legislation, or CASL, prohibits email marketing without the recipient’s consent, with limited exceptions. Failure to comply with PIPEDA, CASL, or provincial privacy or data protection laws could result in significant fines and penalties or possible damage awards.

In the European Economic Area (the EEA), we are subject to the GDPR and in the United Kingdom, or UK, we are subject to the UK data protection regime consisting primarily of the UK GDPR and the UK DPA, in each case in relation to our collection, control, processing, sharing, disclosure and other use of data relating to an identifiable living individual (personal data). The GDPR and national implementing legislation in EEA member states, and the UK regime, impose a strict data protection compliance regime including: providing detailed disclosures about how personal data is collected and processed (in a concise, intelligible and easily accessible form); demonstrating that an appropriate legal basis is in place or otherwise exists to justify data processing activities; granting rights for data subjects in regard to their personal data (including data access rights, the right to be “forgotten” and the right to data portability); introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; defining pseudonymized (i.e., key-coded) data; imposing limitations on retention of personal data; maintaining a record of data processing; and complying with the principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. The GDPR and the UK GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million (or £17.5 million) or 4% of global annual turnover). In addition to the foregoing, a breach of the GDPR or UK GDPR could result in regulatory investigations, reputational damage, orders to cease/ change our processing of our data, enforcement notices, and/ or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.

Third Party Data Processing and Transfers

We depend on a number of third parties in relation to the operation of our business, a number of which process personal data on our behalf. With each such provider we attempt to mitigate the associated risks of using third parties by performing security assessments and due diligence, entering into contractual arrangements to ensure that providers only process personal data according to our instructions, and that they have sufficient technical and organizational security measures in place. There is no assurance that these contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, storage and transmission of such information. Any violation of data or security laws by our third party processors could have a material adverse effect on our business and result in the fines and penalties outlined below.

We are also subject to the European Union, or EU, and UK rules with respect to cross-border transfers of personal data from the EEA and the UK to the United States and other jurisdictions that the European Commission/ UK competent authorities do not recognize as having “adequate” data protection laws unless a data transfer mechanism has been put in place. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA and the UK to the United States. Most recently, in July 2020, the Court of Justice of the EU, or CJEU, limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield Framework for purposes of international transfers and imposing further restrictions on use of the standard contractual clauses, or SCCs. These restrictions include a requirement for companies to carry out a transfer impact assessment which, among other things, assesses the laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EEA. The European Commission issued revised SCCs on 4 June 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. On June 28, 2021, the European Commission adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. These changes will lead to additional costs and increase our overall risk exposure.

Self-Regulatory Industry Standards

In addition to government regulation, privacy advocates and industry groups have proposed, and may propose in the future, self-regulatory standards . These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards. If we fail to comply with these contractual obligations or standards, we may face substantial liability or fines. We expect that there will continue to be new proposed laws and regulations concerning data privacy and security in the United States and other jurisdictions in which we operate. We cannot yet determine the impact such future laws, regulations and standards may have on our business or operations.

Consumer Protection Laws and FTC Enforcement

We make public statements about our use and disclosure of personal information through our privacy policies that are posted on our websites. The publication of our privacy policies and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices.

In addition, the FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Our failure to take any steps perceived by the FTC as appropriate to protect consumers’ personal information may result in claims by the FTC that we have engaged in unfair or deceptive acts or practices in violation of Section 5(a) of the FTC Act. State consumer protection laws provide similar causes of action for unfair or deceptive practices for alleged privacy, data protection and data security violations.

We rely on a variety of marketing techniques and practices to sell our products and to attract new customers and consumers, and we are subject to various current and future data protection laws and obligations that govern marketing and advertising practices. Governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. In particular, we are subject to evolving EU and UK privacy laws on cookies and e-marketing. In the EU and the UK, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem, and current national laws that implement the ePrivacy Directive are highly likely to be replaced by an EU regulation known as the ePrivacy Regulation which will significantly increase fines for non-compliance. In the EU and the UK, informed consent is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. While the text of the ePrivacy Regulation is still under development, a recent European court decision, regulators’ recent guidance and recent campaigns by a not for profit organization are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Additionally, some providers of consumer devices, web browsers and application stores have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, require additional consents, or limit the ability to track user activity, which could if widely adopted result in the use of third-party cookies and other methods of online tracking becoming significantly less effective.

We rely significantly on the use of information technology, as well as those of our third party service providers. Any significant failure, inadequacy, interruption or data security incident of our information technology systems, or those of our third-party service providers, could disrupt our business operations, which could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.

Information Technology Dependencies

We increasingly rely on information technology systems to market and sell our products, process, transmit and store electronic and financial information, manage a variety of business processes and activities and comply with regulatory, legal and tax requirements. We are increasingly dependent on the reliability and capacity of a variety of information systems to effectively manage our business, process customer orders, and coordinate the manufacturing, sourcing, distribution and sale of our products. We rely on information technology systems to effectively manage, among other things, our digital marketing activities, business data, electronic communications among our personnel, customers, manufacturers and suppliers around the world, supply chain, inventory management, customer order entry and order fulfillment, processing transactions, summarizing and reporting results of operations, human resources benefits and payroll management, compliance with regulatory, legal and tax requirements and other processes and data necessary to manage our business. These information technology systems, most of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors or catastrophic events. Any material disruption of our systems, or the systems of our third-party service providers, could disrupt our ability to track, record and analyze the products that we sell and could negatively impact our operations, shipment of goods, ability to process financial information and transactions, and our ability to receive and process online orders or engage in normal business activities. If our information technology systems suffer damage, disruption or shutdown and we do not effectively resolve the issues in a timely manner, our business, financial condition and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results.

E-commerce is central to our business. We generate a majority of our sales through our website, solostove.com, which is also a key component of our marketing strategy. We supplement our website through relationships with select third-party e-commerce marketplaces, such as Amazon. As a result, we are vulnerable to website downtime and other technical failures. Our or such third parties’ failure to successfully respond to these risks could reduce e-commerce sales and, in the case of our website, damage our brand’s reputation. The future operation, success and growth of our business depends on streamlined processes made available through information systems, global communications, internet activity and other network processes.

Our information technology systems may be subject to damage or interruption from telecommunications problems, data corruption, software errors, fire, flood, global pandemics and natural disasters, power outages, systems disruptions, system conversions, and/or human error. Our existing safety systems, data backup, access protection, user management and information technology emergency planning may not be sufficient to prevent data loss or long-term network outages.

In addition, we may have to upgrade our existing information technology systems or choose to incorporate new technology systems from time to time in order for such systems to support the increasing needs of our expanding business. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could disrupt or reduce the efficiency of our operations, including through impairment of our ability to leverage our e-commerce channels and fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, acquisition and retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, the introduction of errors or vulnerabilities and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current systems. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. Additionally, difficulties with implementing new technology systems, delays in our timeline for planned improvements, significant system failures, or our inability to successfully modify our information systems to respond to changes in our business needs may cause disruptions in our business operations and have a material adverse effect on our business, financial condition and results of operations.

Further, as part of our normal business activities, we collect and store certain confidential information, including personal information with respect to customers and employees, as well as information related to intellectual property, and the success of our e-commerce operations depends on the secure transmission of confidential and personal data over public networks, including the use of cashless payments. We may share some of this information with third party service providers who assist us with certain aspects of our business. Any failure on the part of us or our third party service providers to maintain the security of this confidential data and personal information, including via the penetration of our network security (or those of our third party service providers) and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation, any or all of which could result in the Company incurring potentially substantial costs. Such events could also result in the deterioration of confidence in the Company by employees, consumers and customers and cause other competitive disadvantages.

Security Incidents

Security incidents compromising the confidentiality, integrity, and availability of our confidential or personal information and our and our third-party service providers’ information technology systems could result from cyber-attacks, computer malware, viruses, social engineering (including spear phishing and ransomware attacks), credential stuffing, supply chain attacks, efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, errors or malfeasance of our personnel, and security vulnerabilities in the software or systems on which we and our third party service providers rely. Any of these incidents could lead to interruptions or shutdowns of our platform, loss or corruption of data, or unauthorized access to or disclosure of personal data or other sensitive information. Cyberattacks could also result in the theft of our intellectual property. If we gain greater visibility, we may face a higher risk of being targeted by cyberattacks. Advances in computer capabilities, new technological discoveries or other developments may result in cyberattacks becoming more sophisticated and more difficult to detect. We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent all such cyberattacks. Moreover, techniques used to obtain unauthorized access to systems change frequently and may not be known until launched against us or our third-party service providers. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent actions by our employees, our third-party service providers, or their personnel.

Moreover, we and our third-party service providers may be more vulnerable to such attacks in remote work environments, which have increased in response to the COVID-19 pandemic. As techniques used by cyber criminals change frequently, a disruption, cyberattack or other security breach of our information technology systems or infrastructure, or those of our third-party service providers, may go undetected for an extended period and could result in the theft, transfer, unauthorized access to, disclosure, modification, misuse, loss or destruction of our employee, representative, customer, vendor, consumer and/or other third-party data, including sensitive or confidential data, personal information and/or intellectual property. We cannot guarantee that our security efforts will prevent breaches or breakdowns of the Company’s or its third-party service providers’ information technology systems. In addition, our information systems are a target of cyberattacks and although the incidents that we have experienced to date have not had a material effect. If we or our third party service providers suffer, or are believed to have suffered, a material loss or disclosure of personal or confidential information as a result of an actual or potential breach of our information technology systems, we may suffer reputational, competitive and/or business harm, incur significant costs and be subject to government investigations, litigation, fines and/or damages, which could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows. Moreover, while we maintain cyber insurance that may help provide coverage for these types of incidents, we cannot assure you that our insurance will be adequate to cover costs and liabilities related to these incidents.

In addition, any such access, disclosure or other loss or unauthorized use of information or data, whether actual or perceived, could result in legal claims or proceedings, regulatory investigations or actions, and other types of liability under laws that protect the privacy and security of personal information, including federal, state and foreign data protection and privacy regulations, violations of which could result in significant penalties and fines in the United States, Canada, EU and UK. In addition, although we seek to detect and investigate all data security incidents, security breaches and other incidents of unauthorized access to our information technology systems and data can be difficult to detect and any delay in identifying such breaches or incidents may lead to increased harm and legal exposure of the type described above.

Our business may be adversely affected if we are unable to provide our customers a cost-effective platform that is able to respond and adapt to rapid changes in technology.

The number of people who access the Internet through devices other than personal computers, including mobile phones, smartphones, handheld computers such as notebooks and tablets, video game consoles, and television set-top devices, has increased dramatically in the past few years. The smaller screen size, functionality, and memory associated with some alternative devices may make the use of our sites and purchasing our products more difficult. The versions of our sites developed for these devices may not be compelling to consumers. In addition, it is time consuming and costly to keep pace with rapidly changing and continuously evolving technology. In 2020, 55% of orders were placed from a mobile device. However, we cannot be certain that our mobile applications or our mobile-optimized sites will be successful in the future.

As existing mobile devices and platforms evolve and new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in adjusting and developing applications for changed and alternative devices and platforms, and we may need to devote significant resources to the creation, support and maintenance of such applications. If we are unable to attract consumers to our websites through these devices or are slow to develop a version of our websites that is more compatible with alternative devices or a mobile application, we may fail to capture a significant share of consumers, which could materially and adversely affect our business.

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future regulations and laws could impede the growth of the Internet, e-commerce or mobile commerce. These regulations and laws may involve taxes, tariffs, privacy, data protection, data security, anti-spam, content protection, electronic contracts and communications, consumer protection, website accessibility, Internet neutrality and gift cards. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the Internet as many of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet or e-commerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our sites by consumers and suppliers and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. In addition, it is possible that governments of one or more countries or territories may seek to censor content available on our sites or may even attempt to completely block access to our sites. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries or territories, our ability to retain or increase our customer base may be adversely affected, and we may not be able to maintain or grow our net sales and expand our business as anticipated.

We depend on cash generated from our operations to support our growth, and we may need to raise additional capital, which may not be available on terms acceptable to us or at all.

We primarily rely on cash flow generated from our sales to fund our current operations and our growth initiatives. As we expand our business, we will need significant cash from operations to purchase inventory, increase our product development, expand our manufacturer and supplier relationships, pay personnel, pay for the increased costs associated with operating as a public company, including acquisitions, expand internationally, and to further invest in our sales and marketing efforts. If our business does not generate sufficient cash flow from operations to fund these activities and sufficient funds are not otherwise available from our current or future revolving credit facility, we may need additional equity or debt financing. If such financing is not available to us on satisfactory terms, our ability to operate and expand our business or to respond to competitive pressures would be harmed. Moreover, if we raise additional capital by issuing equity securities or securities convertible into equity securities, your ownership may be diluted. Any indebtedness we incur may subject us to covenants that restrict our operations and will require interest and principal payments that would create additional cash demands and financial risk for us.

Our indebtedness may limit our ability to invest in the ongoing needs of our business and if we are unable to comply with the covenants in our current Revolving Credit Facility, our liquidity and results of operations could be harmed.

On May 12, 2021, we entered into a Credit Agreement among Solo DTC Brands, LLC, Solo Stove Intermediate, LLC, JPMorgan Chase Bank, N.A., and the Lenders and L/C Issuers party thereto (as subsequently amended on June 2, 2021 and September 1, 2021, the “Revolving Credit Facility”). Although we have since paid it down significantly, as of September 30, 2021 we had $249 million outstanding under the Revolving Credit Facility. The Revolving Credit Facility is jointly and severally guaranteed by Holdings and any future subsidiaries that execute a joinder to the guaranty and related collateral agreements, or the Guarantors. The Revolving Credit Facility is also secured by a first priority lien on substantially all of our assets and the assets of the Guarantors, in each case subject to certain customary exceptions. We may, from time to time, incur additional indebtedness under the Revolving Credit Facility.

The Revolving Credit Facility places certain conditions on us, including that it:
•requires us to utilize a portion of our cash flow from operations and dispositions of assets to make payments on our indebtedness, reducing the availability of our cash flow to fund working capital, capital expenditures, development activity, return capital to our stockholders, and other general corporate purposes;
•increases our vulnerability to adverse economic or industry conditions;
•limits our flexibility in planning for, or reacting to, changes in our business or markets;
•makes us more vulnerable to increases in interest rates, as borrowings under the Revolving Credit Facility bear interest at variable rates;
•limits our ability to obtain additional financing in the future for working capital or other purposes; and
•could place us at a competitive disadvantage compared to our competitors that have less indebtedness.

The Revolving Credit Facility places certain limitations on our ability to incur additional indebtedness. However, subject to the qualifications and exceptions in the Revolving Credit Facility, we may incur substantial additional indebtedness under that facility. The Revolving Credit Facility also places certain limitations on our ability to enter into certain types of transactions, financing arrangements and investments, to make certain changes to our capital structure, and to guarantee certain indebtedness, among other things. The Revolving Credit Facility also places certain restrictions on the payment of dividends and distributions and certain management fees. These restrictions limit or prohibit, among other things, and in each case, subject to certain customary exceptions, our ability to: (a) pay dividends on, redeem or repurchase our stock, or make other distributions; (b) incur or guarantee additional indebtedness; (c) sell stock in our subsidiaries; (d) create or incur liens; (e) make acquisitions or investments; (f) transfer or sell certain assets or merge or consolidate with or into other companies; (g) make certain payments or prepayments of indebtedness subordinated to our obligations under the Revolving Credit Facility; and (h) enter into certain transactions with our affiliates.

The Revolving Credit Facility requires us to comply with certain covenants, including financial covenants regarding our Total Net Leverage Ratio and Interest Coverage Ratio. Fluctuations in a Total First Lien Net Leverage Ratio may increase our interest expense. Failure to comply with these covenants, failure to make payment when due, certain other provisions of the Revolving Credit Facility, or the occurrence of a change of control, could result in an event of default and an acceleration of our obligations under the Revolving Credit Facility or other indebtedness that we may incur in the future.

If such an event of default and acceleration of our obligations occurs, the lenders under the Revolving Credit Facility would have the right to foreclose against the collateral we granted to them to secure such indebtedness, which consists of substantially all of our assets. If the debt under the Revolving Credit Facility were to be accelerated, we may not have sufficient cash or be able to sell sufficient collateral to repay this debt, which would immediately and materially harm our business, results of operations, and financial condition. The threat of our debt being accelerated in connection with a change of control could make it more difficult for us to attract potential buyers or to consummate a change of control transaction that would otherwise be beneficial to our stockholders.

In connection with our preparation of our financial statements, we identified a material weakness in our internal control over financial reporting. Any failure to maintain effective internal control over financial reporting could harm us.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. During the preparation of our financial statements for 2020, we identified a material weakness in our internal control over financial reporting. We noted that certain transaction related expenses related to the change of control transactions in 2020 and 2019 were not recorded in our financial statements. Also, the assessment of the expenses or additional consideration lacked proper evaluation. Under standards established by the PCAOB, a deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or personnel, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. The PCAOB defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis. The PCAOB defines a significant deficiency as a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a registrant’s financial reporting.

We have implemented measures designed to improve our internal control over financial reporting to address the underlying causes of this material weakness, including: increasing the quality and expanding the number of people in our accounting department, completing a significant number of the identified required remediation activities to improve general controls and implementing a new ERP system that should allow for more timely identification of reporting matters. While we are working to remediate the material weakness in as timely and efficient a manner as possible, at this time we cannot provide an estimate of costs expected to be incurred in connection with this remediation, nor can we provide an estimate of the time it will take to complete this remediation.

In accordance with the provisions of the JOBS Act, we and our independent registered public accounting firm were not required to, and did not, perform an evaluation of our internal control over financial reporting as of December 30, 2020, in accordance with the provisions of Section 404 of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act.

Additional material weaknesses or significant deficiencies may be identified in the future. If we identify such issues or if we are unable to produce accurate and timely financial statements, our stock price may decline and we may be unable to maintain compliance with the NYSE listing standards.

Our results of operations are subject to seasonal and quarterly variations, which could cause the price of our common stock to decline.

We believe that our sales include a seasonal component. Historically, our net sales have been highest in our second and fourth quarters, with the first quarter typically generating the lowest sales. However, fluctuations in our quarterly operating results and the price of our common stock may be particularly pronounced in the current economic environment due to the uncertainty caused by the current COVID-19 pandemic and its potential future impact on consumer spending patterns, as well as the impacts of the reopening of the economy and lessening of restrictions on movement and travel. For example, starting in the second quarter of 2020, we saw tailwinds driven by the COVID-19 pandemic as individuals and families were quarantined at home with time to pursue alternative recreational and leisure activities.

Our annual and quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among other things, the timing of the introduction of and advertising for our new products and those of our competitors and changes in our product mix. Variations in weather conditions may also harm our quarterly results of operations. In addition, we may not be able to adjust our spending in a timely manner to compensate for any unexpected shortfall in our sales. As a result of these seasonal and quarterly fluctuations, we believe that comparisons of our results of operations between different quarters within a single fiscal year, or the same quarters of different fiscal years, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of our future performance. In the event that any seasonal or quarterly fluctuations in our net sales and results of operations result in our failure to meet our forecasts or the forecasts of the research analysts that may cover us in the future, the market price of our common stock could fluctuate or decline.

If our goodwill, other intangible assets, or fixed assets become impaired, we may be required to record a charge to our earnings.

We may be required to record future impairments of goodwill, other intangible assets, or fixed assets to the extent the fair value of these assets falls below their book value. Our estimates of fair value are based on assumptions regarding future cash flows, gross margins, expenses, discount rates applied to these cash flows, and current market estimates of value. Estimates used for future sales growth rates, gross profit performance, and other assumptions used to estimate fair value could cause us to record material non-cash impairment charges, which could harm our results of operations and financial condition.

We are subject to credit risk.

We are exposed to credit risk primarily on our accounts receivable. We provide credit to our retail partners in the ordinary course of our business. While we believe that our exposure to concentrations of credit risk with respect to trade receivables is mitigated by limiting our retail partners to well-known businesses, we nevertheless run the risk of our retail partners not being able to meet their payment obligations, particularly in a future economic downturn. If a material number of our retail partners were not able to meet their payment obligations, our results of operations could be harmed.

Risks Related to Our Organizational Structure and the Tax Receivable Agreement

Solo Brands, Inc.’s sole material asset is its interest in Holdings, and, accordingly, it will depend on distributions from Holdings to pay its taxes and expenses, including payments under the Tax Receivable Agreement. Holdings’ ability to make such distributions may be subject to various limitations and restrictions.

Solo Brands, Inc. is a holding company and has no material assets other than its ownership in Holdings. As such, Solo Brands, Inc. has no independent means of generating revenue or cash flow, and its ability to pay taxes and operating expenses or declare and pay dividends in the future, if any, is dependent upon the financial results and cash flows of Holdings and its subsidiaries, and distributions Solo Brands, Inc. receives from Holdings. There can be no assurance that Holdings and its subsidiaries will generate sufficient cash flow to distribute funds to Solo Brands, Inc., or that applicable state law and contractual restrictions, including negative covenants in any debt agreements of Holdings or its subsidiaries (including the Revolving Credit Facility), will permit such distributions. The terms of Holdings’ or its subsidiaries’ current and future debt instruments or other agreements may restrict the ability of Holdings to make distributions to Solo Brands, Inc. or of Holdings’ subsidiaries to make distributions to Holdings.

Holdings is treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of LLC Interests, including Solo Brands, Inc. Accordingly, Solo Brands, Inc. will incur income taxes on its allocable share of any net taxable income of Holdings. Under the terms of the Holdings LLC Agreement, Holdings will be obligated, subject to various limitations and restrictions, including with respect to any debt agreements (including the Revolving Credit Facility), to make tax distributions to holders of LLC Interests, including Solo Brands, Inc. In addition to tax expenses, Solo Brands, Inc. will also incur expenses related to its operations, including payments under the Tax Receivable Agreement, which could be substantial. Solo Brands, Inc. intends, as its sole manager, to cause Holdings to make cash distributions to the owners of LLC Interests in an amount sufficient to (i) fund all or part of such owners’ tax obligations in respect of taxable income allocated to such owners and (ii) cover Solo Brands, Inc.’s operating expenses, including payments under the Tax Receivable Agreement. However, Holdings’ ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions under contracts or agreements to which Holdings is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering Holdings insolvent. Further, under certain circumstances, the existing covenants under the Revolving Credit Facility regarding tax distributions may not permit Holdings or its subsidiaries to make the full amount of tax distributions contemplated under the Holdings LLC Agreement unless another exception to such covenants is available; and there can be no assurance that any such other exception will be available. If Solo Brands, Inc. does not have sufficient funds to pay tax or other liabilities or to fund its operations, it may have to borrow funds, which could materially adversely affect its liquidity and financial condition and subject it to various restrictions imposed by any such lenders. To the extent that Solo Brands, Inc. is unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid. Solo Brands, Inc.’s failure to make any payment required under the Tax Receivable Agreement (including any accrued and unpaid interest) within 60 calendar days of the date on which the payment is required to be made will constitute a material breach of a material obligation under the Tax Receivable Agreement, which will terminate the Tax Receivable Agreement and accelerate future payments thereunder, unless the applicable payment is not made because (i) Holdings is prohibited from making such payment under the terms of the Tax Receivable Agreement or the terms governing certain of its indebtedness or (ii) Holdings does not have, and despite using commercially reasonable efforts cannot obtain, sufficient funds to make such payment. In addition, if Holdings does not have sufficient funds to make distributions, its ability to declare and pay cash dividends will also be restricted or impaired.

Under the Holdings LLC Agreement, Holdings will, from time to time, make distributions in cash to its equityholders (including Solo Brands, Inc.) pro rata, in amounts at least sufficient to cover the taxes on their allocable share of taxable income of Holdings (subject to the limitations and restrictions described above, including under the Revolving Credit Facility). As a result of (i) potential differences in the amount of net taxable income allocable to Solo Brands, Inc. and to Holdings’ other equityholders, (ii) the lower tax rates currently applicable to corporations as opposed to individuals, and (iii) the favorable tax benefits that Solo Brands, Inc. anticipates from any purchase of LLC Interests from the Continuing LLC Owners in connection with the Transactions and future redemptions or exchanges of LLC Interests by the Continuing LLC Owners for Solo Brands, Inc. Class A common stock or cash pursuant to the Holdings LLC Agreement, tax distributions payable to Solo Brands, Inc. may be in amounts that exceed its actual tax liabilities with respect to the relevant taxable year, including its obligations under the Tax Receivable Agreement. Solo Brands, Inc.’s board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of other expenses or dividends on Solo Brands, Inc.’s stock, although Solo Brands, Inc. will have no obligation to distribute such cash (or other available cash) to its stockholders.

Except as otherwise determined by Solo Brands, Inc. as the sole manager of Holdings, no adjustments to the exchange ratio for LLC Interests and corresponding shares of Solo Brands, Inc. Class A common stock will be made as a result of any cash distribution by Solo Brands, Inc. or any retention of cash by Solo Brands, Inc. To the extent Solo Brands, Inc. does not distribute such excess cash as dividends on its Solo Brands, Inc. Class A common stock, it may take other actions with respect to such excess cash—for example, holding such excess cash or lending it (or a portion thereof) to Holdings, which may result in shares of Solo Brands, Inc. Class A common stock increasing in value relative to the value of LLC Interests. The Continuing LLC Owners may benefit from any value attributable to such cash balances if they acquire shares of Solo Brands, Inc. Class A common stock in exchange for their LLC Interests, notwithstanding that such holders may previously have participated as holders of LLC Interests in distributions by Holdings that resulted in such excess cash balances.

The Tax Receivable Agreement requires Solo Brands, Inc. to make cash payments to the Continuing LLC Owners in respect of certain tax benefits to which Solo Brands, Inc. may become entitled, and no such payments will be made to any holders of Solo Brands, Inc. Class A common stock unless such holders are also Continuing LLC Owners. The payments Solo Brands, Inc. will be required to make under the Tax Receivable Agreement may be substantial.

Solo Brands, Inc. is a party to the Tax Receivable Agreement with the Continuing LLC Owners and Holdings. Under the Tax Receivable Agreement, Solo Brands, Inc. generally will be required to make cash payments to the Continuing LLC Owners equal to 85% of the tax benefits, if any, that Solo Brands, Inc. actually realizes, or in certain circumstances is deemed to realize, as a result of (1) increases in Solo Brands, Inc.’s proportionate share of the tax basis of the assets of Holdings resulting from (a) any future redemptions or exchanges of LLC Interests by the Continuing LLC Owners for Solo Brands, Inc. Class A common stock or cash pursuant to the Holdings LLC Agreement, or (b) certain distributions (or deemed distributions) by Holdings and (2) certain other tax benefits arising from payments under the Tax Receivable Agreement. No such payments will be made to any holders of Solo Brands, Inc. Class A common stock unless such holders are also Continuing LLC Owners.

The amount of the cash payments that Solo Brands, Inc. will be required to make under the Tax Receivable Agreement may be substantial. Assuming no material changes in the relevant tax law, that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement and that all Continuing LLC Owners exchanged their common units for Class A common stock, we would recognize an incremental deferred tax asset of approximately $144.4 million and a related liability for payments under the Tax Receivable Agreement of approximately $122.7 million based on our estimate of the aggregate amount that we will pay under the Tax Receivable Agreement as a result of such future exchanges. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us and tax receivable agreement payments by us will be determined in part by reference to the market value of our Class A common stock at the time of the sale and the prevailing tax rates applicable to us over the life of the tax receivable agreement and will generally be dependent on us generating sufficient future taxable income to realize the benefit. Payments under the Tax Receivable Agreement are not conditioned on the Continuing LLC Owners’ ownership of our shares. Any payments made by Solo Brands, Inc. to the Continuing LLC Owners under the Tax Receivable Agreement will not be available for reinvestment in the business and will generally reduce the amount of cash that might have otherwise been available to Solo Brands, Inc. and its subsidiaries. To the extent Solo Brands, Inc. is unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid. Furthermore, Solo Brands, Inc.’s future obligations to make payments under the Tax Receivable Agreement could make Solo Brands, Inc. and its subsidiaries a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the Tax Receivable Agreement.

The actual amount and timing of any payments under the Tax Receivable Agreement will vary depending upon a number of factors, including the timing of redemptions or exchanges by the Continuing LLC Owners, the price of shares of Solo Brands, Inc. Class A common stock at the time of any exchange, the extent to which such exchanges are taxable, the amount of gain recognized by the Continuing LLC Owners, the amount and timing of the taxable income Holdings generates in the future, and the tax rates and laws then applicable. Our organizational structure, including the Tax Receivable Agreement, confers certain tax benefits upon the Continuing LLC Owners that may not benefit Class A Common Stockholders to the same extent as they will benefit the Continuing LLC Owners.

Our organizational structure, including the Tax Receivable Agreement, confers certain tax benefits upon the Continuing LLC Owners that may not benefit the holders of our Class A common stock to the same extent as they will benefit the Continuing LLC Owners. The Tax Receivable Agreement provides for our payment to the Continuing LLC Owners of 85% of the amount of tax benefits, if any, that we actually realize (or in some circumstances are deemed to realize) as a result of (i) increases in the tax basis of assets of Holdings resulting from (a) any future redemptions or exchanges of LLC Interests, and (b) certain distributions (or deemed distributions) by Holdings and (ii) certain other tax benefits arising from payments under the Tax Receivable Agreement. Although Solo Brands, Inc. will retain 15% of such tax benefits, this and other aspects of our organizational structure may adversely impact the future trading market for the Class A common stock.

In certain cases, future payments under the Tax Receivable Agreement to the Continuing LLC Owners may be accelerated or significantly exceed the actual benefits Solo Brands, Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement.

The Tax Receivable Agreement provides that if (i) Solo Brands, Inc. materially breaches any of its material obligations under the Tax Receivable Agreement, (ii) certain mergers, asset sales, other forms of business combinations, or other changes of control were to occur, or (iii) Solo Brands, Inc. elects an early termination of the Tax Receivable Agreement, then Solo Brands, Inc.’s future obligations, or its successor’s future obligations, under the Tax Receivable Agreement to make payments thereunder would accelerate and become due and payable, based on certain assumptions, including an assumption that Solo Brands, Inc. would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement, and an assumption that, as of the effective date of the acceleration, any Continuing LLC Owner that has LLC Interests not yet exchanged shall be deemed to have exchanged such LLC Interests on such date, even if Solo Brands, Inc. does not receive the corresponding tax benefits until a later date when the LLC Interests are actually exchanged.

As a result of the foregoing, Solo Brands, Inc. would be required to make an immediate cash payment equal to the estimated present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement, based on certain assumptions, which payment may be made significantly in advance of the actual realization, if any, of those future tax benefits and, therefore, Solo Brands, Inc. could be required to make payments under the Tax Receivable Agreement that are greater than the specified percentage of the actual tax benefits it ultimately realizes. In addition, to the extent that Solo Brands, Inc. is unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid. Solo Brands, Inc.’s failure to make any payment required under the Tax Receivable Agreement (including any accrued and unpaid interest) within 60 calendar days of the date on which the payment is required to be made will constitute a material breach of a material obligation under the Tax Receivable Agreement, which will terminate the Tax Receivable Agreement and accelerate future payments thereunder, unless the applicable payment is not made because (i) Holdings is prohibited from making such payment under the terms of the Tax Receivable Agreement or the terms governing certain of its indebtedness or (ii) Holdings does not have, and despite using commercially reasonable efforts cannot obtain, sufficient funds to make such payment. In these situations, Solo Brands, Inc.’s obligations under the Tax Receivable Agreement could have a substantial negative impact on Solo Brands, Inc.’s liquidity and could have the effect of delaying, deferring, or preventing certain mergers, asset sales, other forms of business combinations, or other changes of control. There can be no assurance that Holdings will be able to fund or finance Solo Brands, Inc.’s obligations under the Tax Receivable Agreement.

Solo Brands, Inc. will not be reimbursed for any payments made to the Continuing LLC Owners under the Tax Receivable Agreement in the event that any tax benefits are disallowed.

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that Solo Brands, Inc. determines, and the IRS or another tax authority may challenge all or part of the tax basis increases or other tax benefits Solo Brands, Inc. claims, as well as other related tax positions it takes, and a court could sustain any such challenge. If the outcome of any such challenge would reasonably be expected to materially and adversely affect a recipient’s payments under the Tax Receivable Agreement, then we will not be permitted to settle or fail to contest such challenge without the consent (not to be unreasonably withheld or delayed) of certain representatives of the Continuing LLC Owners. The interests of such representatives of the Continuing LLC Owners in any such challenge may differ from or conflict with our interests and your interests, and they may exercise their consent rights relating to any such challenge in a manner adverse to our interests. In addition, Solo Brands, Inc. will not be reimbursed for any cash payments previously made to the Continuing LLC Owners under the Tax Receivable Agreement in the event that any tax benefits initially claimed by Solo Brands, Inc. and for which payment has been made to the Continuing LLC Owners are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by Solo Brands, Inc. to the Continuing LLC Owners will be netted against any future cash payments that Solo Brands, Inc. might otherwise be required to make to the Continuing LLC Owners under the terms of the Tax Receivable Agreement. However, Solo Brands, Inc. might not determine that it has effectively made an excess cash payment to the Continuing LLC Owners for a number of years following the initial time of such payment, and, if any of its tax reporting positions are challenged by a taxing authority, Solo Brands, Inc. will not be permitted to reduce any future cash payments under the Tax Receivable Agreement until any such challenge is finally settled or determined. Moreover, the excess cash payments Solo Brands, Inc. previously made under the Tax Receivable Agreement could be greater than the amount of future cash payments against which Solo Brands, Inc. would otherwise be permitted to net such excess. The applicable U.S. federal income tax rules for determining applicable tax benefits Solo Brands, Inc. claims are complex and factual in nature, and there can be no assurance that the IRS or a court will not disagree with Solo Brands, Inc.’s tax reporting positions. As a result, payments could be made under the Tax Receivable Agreement in excess of the tax savings that Solo Brands, Inc. actually realizes in respect of the tax attributes with respect to the Continuing LLC Owners that are the subject of the Tax Receivable Agreement.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results of operations and financial condition.

We are subject to taxes by the U.S. federal, state, local and foreign tax authorities, and our tax liabilities will be affected by the allocation of expenses to differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
•changes in the valuation of our deferred tax assets and liabilities;
•expected timing and amount of the release of any tax valuation allowances;
•tax effects of equity-based compensation;
•changes in tax laws, regulations or interpretations thereof; or
•future earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated earnings in countries where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal, state, local and foreign taxing authorities. Outcomes from these audits could adversely affect our business, results of operations and financial condition.

Additionally, tax authorities at the foreign, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce. New or revised foreign, federal, state or local tax regulations or court decisions may subject us or our customers to additional sales, income and other taxes. There is also uncertainty over sales tax liability as a result of the U.S. Supreme Court’s decision in South Dakota v. Wayfair, Inc., which held that states could impose sales tax collection obligations on out-of-state sellers even if those sellers lack any physical presence within the states imposing the sales taxes. Under Wayfair, a person requires only a “substantial nexus” with the taxing state before the state may subject the person to sales tax collection obligations therein. An increasing number of states (both before and after the publication of Wayfair) have considered or adopted laws that attempt to impose sales tax collection obligations on out-of-state sellers. The Supreme Court’s Wayfair decision has removed a significant impediment to the enactment and enforcement of these laws. While we do not expect the Court’s decision to have a significant impact on our business, other new or revised taxes and, in particular, sales taxes, VAT and similar taxes could increase the cost of doing business online and decrease the attractiveness of selling products over the internet. New taxes and rulings could also create significant increases in internal costs necessary to capture data and collect and remit taxes.

If we were deemed to be an investment company under the Investment Company Act of 1940, as amended, or the 1940 Act, as a result of our ownership of Holdings, applicable restrictions could make it impractical for us to continue our business as contemplated and could adversely affect our business, results of operations and financial condition.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act.

As the sole managing member of Holdings, we control and operate Holdings. On that basis, we believe that our interest in Holdings is not an “investment security” as that term is used in the 1940 Act. However, if we were to cease participation in the management of Holdings, our interest in Holdings could be deemed an “investment security” for purposes of the 1940 Act.

We and Holdings intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could adversely affect our business, results of operations and financial condition.

Solo Brands, Inc. is controlled by the Original LLC Owners, whose interests may differ from those of our public stockholders.

The Original LLC Owners control approximately 84.13% of the combined voting power of our common stock through their ownership of both Class A common stock and Class B common stock. The Original LLC Owners will, for the foreseeable future, have the ability to substantially influence us through their ownership position over corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval. The Original LLC Owners are able to, subject to applicable law, and the voting arrangements described in the Prospectus, elect a majority of the members of our board of directors and control actions to be taken by us and our board of directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of the Original LLC Owners may in some circumstances conflict with our interests and the interests of our other stockholders, including you. For example, the Continuing LLC Owners may have different tax positions from us, especially in light of the Tax Receivable Agreement that could influence our decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when Solo Brands, Inc. should terminate the Tax Receivable Agreement and accelerate its obligations thereunder. In addition, the determination of future tax reporting positions and the structuring of future transactions may take into consideration the Continuing LLC Owners’ tax or other considerations, which may differ from the considerations of us or our other stockholders.

Risks Related to Ownership of our Class A Common Stock

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could adversely affect our business and stock price.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal controls over financial reporting. Though we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC. However, as an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

To comply with the requirements of being a public company, we have undertaken various actions, and may need to take additional actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to the operation of our business. Additionally, when evaluating our internal controls over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal controls over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal controls over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

We will incur increased costs as a result of becoming a public company and in the administration of our organizational structure.

As a public company, we will incur significant legal, accounting, insurance and other expenses that we have not incurred as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with the Sarbanes-Oxley Act and related rules implemented by the SEC. We incur ongoing periodic expenses in connection with the administration of our organizational structure. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. In estimating these costs, we took into account expenses related to insurance, legal, accounting, and compliance activities, as well as other expenses not currently incurred. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

The Continuing LLC Owners have the right to have their LLC Interests redeemed pursuant to the terms of the Holdings LLC Agreement, which may dilute the owners of the Class A common stock.

We have an aggregate of 411,602,365 shares of Class A common stock authorized but unissued, including approximately 33,416,783 shares of Class B common stock issuable upon redemption of LLC Interests that are held by the Continuing LLC Owners and an additional 611,717 restricted stock units issued in conjunction with and after the IPO. In connection with the completion of our IPO, Holdings entered into the Holdings LLC Agreement and, subject to certain restrictions set forth therein and as described elsewhere in the Prospectus, the Continuing LLC Owners are entitled to have their LLC Interests redeemed for shares of our Class A common stock. We also to entered into the Registration Rights Agreement with the Original LLC Owners, certain of our other stockholders and Holdings pursuant to which the shares of Class A common stock issued to the Continuing LLC Owners upon redemption of their LLC Interests and the shares of Class A common stock issued to the Former LLC Owners in connection with the Transactions will be eligible for resale, subject to certain limitations set forth therein.

We cannot predict the size of future issuances of our Class A common stock or the effect, if any, that future issuances and sales of shares of our Class A common stock may have on the market price of our Class A common stock. Sales or distributions of substantial amounts of our Class A common stock, including shares issued in connection with an acquisition, or the perception that such sales or distributions could occur, may cause the market price of our Class A common stock to decline.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our Class A common stock, the price of our Class A common stock could decline.

The trading market for our Class A common stock will rely in part on the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. A lack of adequate research coverage may harm the liquidity and trading price of our Class A common stock. To the extent equity research analysts do provide research coverage of our Class A common stock, we will not have any control over the content and opinions included in their reports. The trading price of our Class A common stock could decline if one or more equity research analysts downgrade our stock or publish other unfavorable commentary or research. If one or more equity research analysts cease coverage of our company, or fail to regularly publish reports on us, the demand for our Class A common stock could decrease, which in turn could cause our trading price or trading volume to decline.

We expect that the price of our Class A common stock will fluctuate substantially and you may not be able to sell the shares you purchase at or above your purchase price.

The market price of our Class A common stock has fluctuated and may be highly volatile and may fluctuate substantially due to many factors, including:
•the volume and timing of sales of our products;
•the introduction of new products or product enhancements by us or our competitors;
•disputes or other developments with respect to our or others’ intellectual property rights;
•our ability to develop, obtain regulatory clearance or approval for, and market new and enhanced products on a timely basis;
•product liability claims or other litigation;
•quarterly variations in our growth, profitability or results of operations, or those of our competitors;
•media exposure of our products or our competitors;
•announcement or expectation of additional equity or debt financing efforts;
•additions or departures of key personnel;
•issuance of new or updated research or reports by securities analysts;
•failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;
•changes in governmental regulations or in reimbursement;
•changes in earnings estimates or recommendations by securities analysts; and
•general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

In recent years, the stock markets generally have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may significantly affect the market price of our Class A common stock, regardless of our actual operating performance.

In addition, in the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us following volatility in our stock price, regardless of the merit or ultimate results of such litigation, could result in substantial costs, which would hurt our financial condition and operating results and divert management’s attention and resources from our business.

Substantial future, or the perception of future substantial sales, by us or our existing stockholders in the public markets could cause the market price of our Class A common stock to decline.

Sales of substantial amounts of our Class A common stock in the public market, or the perception that such sales = could occur, could adversely affect the price of our Class A common stock and could impair our ability to raise capital through the sale of additional shares.

As of November 30, 2021, we had a total of 63,397,635 shares of Class A common stock outstanding and 33,416,783 shares of Class B common stock that would be issuable upon redemption or exchange of LLC Interests authorized but unissued, as well as 611,717 restricted stock units issued in conjunction with and after the IPO. The shares of Class A common stock sold in the IPO are freely tradable without restriction under the Securities Act, except for any shares of our common stock that may be held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which will be restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available.

The remaining outstanding 48,558,927 shares of Class A common stock held by the Former LLC Owners are subject to certain restrictions on sale. All of our executive officers and directors and the Original LLC Owners agreed with the underwriters, subject to certain exceptions, not to dispose of or hedge any shares of common stock or securities convertible into or exchangeable for (including the LLC Interests), or that represent the right to receive, shares of common stock during the period from the date of our Prospectus continuing through the date 180 days after the date of our Prospectus, except with the prior written consent of the representatives on behalf of the underwriters.

Upon the completion of the IPO, we entered into the Registration Rights Agreement with the Original LLC Owners, certain of our other stockholders and Holdings pursuant to which the shares of Class A common stock issued upon redemption or exchange of LLC Interests held by the Continuing LLC Owners and the shares of Class A common stock issued to the Former LLC Owners in connection with the Reorganization Transactions will be eligible for resale, subject to certain limitations set forth therein.

In addition, any Class A common stock that we issue under the 2021 Incentive Award Plan, the 2021 Employee Stock Purchase Plan or other equity incentive plans that we may adopt in the future would dilute the percentage ownership held by the investors who purchase our Class A Common Stock.

In the future, we may also issue additional securities if we need to raise capital, which could constitute a material portion of our then-outstanding shares of common stock.

Taking advantage of the reduced disclosure requirements applicable to “emerging growth companies” may make our Class A common stock less attractive to investors.

The JOBS Act provides that, so long as a company qualifies as an “emerging growth company,” it will, among other things:
•be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;
•be exempt from the “say on pay” and “say on golden parachute” advisory vote requirements of the Dodd-Frank Wall Street Reform and Customer Protection Act, or the Dodd-Frank Act;
•be exempt from certain disclosure requirements of the Dodd-Frank Act relating to compensation of its executive officers and be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Exchange Act; and
•be permitted to provide a reduced level of disclosure concerning executive compensation and be exempt from any rules that have been adopted by the Public Company Accounting Oversight Board requiring a supplement to the auditor’s report on the financial statements or that may be adopted requiring mandatory audit firm rotations.

We are an “emerging growth company,” as defined in the JOBS Act, and we could be an emerging growth company for up to five years following the completion of the IPO. For as long as we continue to be an emerging growth company, we may choose to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies. We currently intend to take advantage of the reduced disclosure requirements regarding executive compensation. We have irrevocably elected not to take advantage of the extension of time to comply with new or revised financial accounting standards available under Section 107(b) of the JOBS Act. We could be an emerging growth company for up to five years after the completion of the IPO and will continue to be an emerging growth company unless our total annual gross revenues are $1.07 billion or more, we have issued more than $1 billion in non-convertible debt in the past three years or we become a “large accelerated filer” as defined in the Exchange Act. If we remain an “emerging growth company” after IPO, we may take advantage of other exemptions, including the exemptions from the advisory vote requirements and executive compensation disclosures under the Dodd-Frank Act and the exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act. We cannot predict if investors will find our Class A common stock less attractive if we elect to rely on these exemptions, or if taking advantage of these exemptions would result in less active trading or more volatility in the price of our Class A common stock. Also, as a result of our intention to take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us as long as we qualify as an “emerging growth company,” our financial statements may not be comparable to those of companies that fully comply with regulatory and reporting requirements upon the public company effective dates.

We do not currently expect to pay any cash dividends.

We do not anticipate declaring or paying any cash dividends to holders of our Class A common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance our growth. Any determination to pay cash dividends in the future will be at the sole discretion of our board of directors, subject to limitations under applicable law and may be discontinued at any time. In addition, our ability to pay cash dividends is currently restricted by the terms of our Revolving Credit Facility. Therefore, you are not likely to receive any dividends on your Class A common stock for the foreseeable future, and the success of an investment in our Class A common stock will depend upon any future appreciation in its value. Consequently, investors may need to sell all or part of their holdings of our Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Our Class A common stock may not appreciate in value or even maintain the price at which our stockholders have purchased our Class A common stock. Investors seeking cash dividends should not purchase our Class A common stock.

In addition, our operations are currently conducted entirely through Holdings and its subsidiaries and our ability to generate cash to meet our debt service obligations or to make future dividend payments, if any, is highly dependent on the earnings and the receipt of funds from Holdings and its subsidiaries via dividends or intercompany loans.

Our amended and restated certificate of incorporation contains provisions renouncing our interest and expectation to participate in certain corporate opportunities identified or presented to certain of our Original LLC Owners.

Certain of the Original LLC Owners are in the business of making or advising on investments in companies and these Original LLC owners may hold, and may, from time to time in the future, acquire interests in or provide advice to businesses that directly or indirectly compete with certain portions of our business or the business of our suppliers. Our amended and restated certificate of incorporation will provide that, to the fullest extent permitted by law, none of the Original LLC Owners or any director who is not employed by us or his or her affiliates will have any duty to refrain from engaging in a corporate opportunity in the same or similar lines of business as us. The Original LLC Owners may also pursue acquisitions that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. As a result, these arrangements could adversely affect our business, results of operations, financial condition or prospects if attractive business opportunities are allocated to any of the Original LLC Owners instead of to us.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our Class A common stock, which could depress the price of our Class A common stock.

Our amended and restated certificate of incorporation authorizes us to issue one or more series of preferred stock. Our board of directors has the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our Class A common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for our Class A common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our Class A common stock.

Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and depress the market price of our common stock.

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Among others, our amended and restated certificate of incorporation and amended and restated bylaws include the following provisions:
•authorizing the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;
•establishing a classified board of directors so that not all members of our board of directors are elected at one time;
•the removal of directors only for cause;
•prohibiting the use of cumulative voting for the election of directors;
•limiting the ability of stockholders to call special meetings or amend our bylaws;
•requiring all stockholder actions to be taken at a meeting of our stockholders; and
•establishing advance notice and duration of ownership requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, or the DGCL, which prevents interested stockholders, such as certain stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations unless (i) prior to the time such stockholder became an interested stockholder, the board approved the transaction that resulted in such stockholder becoming an interested stockholder, (ii) upon consummation of the transaction that resulted in such stockholder becoming an interested stockholder, the interested stockholder owned 85% of the common stock or (iii) following board approval, the business combination receives the approval of the holders of at least two-thirds of our outstanding common stock not held by such interested stockholder. Because we have “opted out” of Section 203 of the DGCL in our amended and restated certificate of incorporation, the statute will not apply to business combinations involving us.

Any provision of our amended and restated certificate of incorporation, amended and restated bylaws or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•any derivative action or proceeding brought on our behalf;
•any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees, or stockholders to us or our stockholders;
•any action asserting a claim arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation and bylaws; and
•any action asserting a claim governed by the internal affairs doctrine.

Furthermore, our amended and restated certificate of incorporation also provides that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. However, these provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. To the extent the exclusive forum provision restricts the courts in which claims arising under the Securities Act may be brought, there is uncertainty as to whether a court would enforce such a provision. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

Any person purchasing or otherwise acquiring or holding any interest in shares of our capital stock is deemed to have received notice of and consented to the foregoing provisions. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds more favorable for disputes with us or with our directors, officers, other employees or agents, or our other stockholders, which may discourage such lawsuits against us and such other persons, or may result in additional expense to a stockholder seeking to bring a claim against us. Alternatively, if a court were to find this choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, results of operations and financial condition.

General Risk Factors

We may become involved in legal or regulatory proceedings and audits.

Our business requires compliance with many laws and regulations, including labor and employment, sales and other taxes, customs, data privacy, data security, and consumer protection laws and ordinances that regulate retailers generally and/or govern the importation, promotion, and sale of merchandise, and the operation of e-commerce and warehouse facilities. Failure to comply with these laws and regulations could subject us to lawsuits and other proceedings, and could also lead to damage awards, fines, and penalties. We may become involved in a number of legal proceedings and audits, including government and agency investigations, and consumer, employment, tort, and other litigation. The outcome of some of these legal proceedings, audits, and other contingencies could require us to take, or refrain from taking, actions that could harm our operations or require us to pay substantial amounts of money, harming our financial condition and results of operations. Additionally, we may pursue legal action of our own to protect our business interests. Prosecuting or defending against these lawsuits and proceedings may be necessary, which could result in substantial costs and diversion of management’s attention and resources, harming our business, financial condition, and results of operations. Any pending or future legal or regulatory proceedings and audits could harm our business, financial condition, and results of operations.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934. We are designing our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures, no matter how well-conceived and operated, can provide reasonable, but not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by individuals or groups of persons or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements in our public reports due to error or fraud may occur and not be detected.

Our business is subject to the risk of earthquakes, fire, power outages, floods, and other catastrophic events, and to interruption by problems such as terrorism, cyberattacks, or failure of key information technology systems.

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, criminal acts, and similar events. For example, a significant natural disaster, such as an earthquake, fire, or flood, could harm our business, results of operations, and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our corporate offices and primary distribution center is located in Texas, a state that frequently experiences floods and storms. In addition, the facilities of our suppliers and where our manufacturers produce our products are located in parts of Asia that frequently experience typhoons and earthquakes. Acts of terrorism and public health crises, such as the COVID-19 pandemic (or other future pandemics or epidemics), could also cause disruptions in our or our suppliers’, manufacturers’, and logistics providers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting Texas or other locations where we have operations or store significant inventory. Our servers and those belonging to our vendors may also be vulnerable to computer viruses, criminal acts, denial-of-service attacks, ransomware, and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, or loss of critical data. As we rely heavily on our information technology and communications systems and the Internet to conduct our business and provide high-quality customer service, these disruptions could harm our ability to run our business and either directly or indirectly disrupt our suppliers’ or manufacturers’ businesses, which could harm our business, results of operations, and financial condition.

Changes in applicable tax regulations or in their implementation could negatively affect our business and financial results.

Changes in tax law may adversely affect our business or financial condition. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the 2017 Tax Act, which significantly reformed the Internal Revenue Code of 1986, as amended. A growing portion of our earnings are earned from sales outside the United States. Changes to the taxation of certain foreign earnings resulting from the 2017 Tax Act, along with the state tax impact of these changes and potential future cash distributions, may have an adverse effect on our effective tax rate. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. Although the accounting for the impact of the 2017 Tax Act has been completed, we are continuing to monitor ongoing changes and ruling updates to the 2017 Tax Act. There can be no assurance that further changes in the 2017 Tax Act will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations.

As part of Congress’s response to the COVID-19 pandemic, the Families First Coronavirus Response Act, commonly referred to as the FFCR Act, was enacted on March 18, 2020, and the Coronavirus Aid, Relief, and Economic Security Act, commonly referred to as the CARES Act, was enacted on March 27, 2020. Both contain numerous tax provisions. Regulatory guidance under the 2017 Tax Act, the FFCR Act and the CARES Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also possible that Congress could enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on our Company. In addition, it is uncertain if and to what extent various states will conform to the 2017 Tax Act, the FFCR Act or the CARES Act.

In addition, the U.S. government, state governments, and foreign jurisdictions may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate and the imposition of minimum taxes. The likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect or change significantly, our results of operations could be harmed.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section of this prospectus titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, and related notes included elsewhere in this prospectus. These estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of sales and expenses that are not readily apparent from other sources. Our results of operations may be harmed if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, and could result in a decline in our stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

There were no sales of unregistered securities from July 1, 2021 through September 30, 2021.

Use of Proceeds from our IPO

On October 28, 2021, we completed our initial public offer (the “IPO”), in which we issued and sold 12,903,225 shares of our Class A Common Stock at a price to the public of $17.00 per share. We raised net proceeds of $200.5 million, after deducting the underwriting discount and commissions of $15.4 million and additional offering costs. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-260026), as amended (the “Registration Statement”), declared effective by the SEC on October 27, 2021. BofA Securities, Inc., J.P. Morgan Securities LLC and Jefferies LLC acted as representatives of the underwriters for the offering. The offering terminated after the sale of all securities registered pursuant to the Registration Statement. There has been no material change in the use of proceeds from our IPO as described in the Prospectus.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Solo Brands, Inc.	S-8	333-260826	4.1	11/5/2021
3.2	Amended and Restated Bylaws of Solo Brands, Inc.	S-8	333-260826	4.2	11/5/2021
4.1	Specimen Stock Certificate evidencing the shares of Class A Common Stock	S-1/A	333-260026	4.1	10/25/2021
4.2	Stockholders Agreement					*
4.3	Registration Rights Agreement					*
10.1	Tax Receivable Agreement					*
10.2	Amended and Restated Limited Liability Company Agreement of Solo Stove Holdings, LLC					*
10.3	Amendment No. 2, dated as of September 1, 2021, to Credit Agreement, dated as of May 12, 2021, among Solo DTC Brands, LLC (f/k/a Frontline Advance LLC), JPMorgan Chase Bank, N.A., as Lead Arranger, L/C Issuer, Lender, Administrative Agent and Collateral Agent, and the Lenders and L/C Issuers party thereto	S-1/A	333-260026	10.8	10/25/2021
10.4	Form of Indemnification Agreement by and between Solo Brands, Inc. and its directors and executive officers	S-1/A	333-260026	10.9	10/25/2021
10.5	Form of Solo Stove Holdings, LLC and SS Management Aggregator, LLC Incentive Equity Agreement	S-1/A	333-260026	10.10	10/25/2021
10.6	Form of Amendment to Solo Stove Holdings, LLC and SS Management Aggregator, LLC Incentive Equity Agreement	S-1/A	333-260026	10.11	10/25/2021
10.7	Solo Brands, Inc. 2021 Incentive Award Plan.	S-1/A	333-260026	10.12	10/25/2021
10.8	Form of Stock Option Agreement under the Solo Brands, Inc. 2021 Incentive Award Plan.	S-1/A	333-260026	10.13	10/25/2021
10.9	Form of Restricted Stock Unit Agreement under the Solo Brands, Inc. 2021 Incentive Award Plan	S-1/A	333-260026	10.14	10/25/2021
10.10	Form of Restricted Stock Agreement under the Solo Brands, Inc. 2021 Incentive Award Plan	S-1/A	333-260026	10.15	10/25/2021
10.11	Form of Restricted Stock Unit Agreement (Non-Employee Director) under the Solo Brands, Inc. 2021 Incentive Award Plan	S-1/A	333-260026	10.16	10/25/2021
10.12	Solo Brands, Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-260026	10.17	10/25/2021
10.13	Employment Agreement, dated as of September 1, 2021, by and between Solo DTC Brands, LLC and Kyle Hency	S-1/A	333-260026	10.23	10/25/2021
10.14	Employment Agreement, dated as of September 1, 2021, by and between Solo DTC Brands, LLC and Thomas Montgomery	S-1/A	333-260026	10.24	10/25/2021
10.15	Employment Agreement, dated as of September 1, 2021, by and between Solo DTC Brands, LLC and William Rainer Castillo	S-1/A	333-260026	10.25	10/25/2021
10.16	Board Letter, dated as of October 1, 2021, by and between Solo Brands and Andrea Tarbox	S-1/A	333-260026	10.26	10/25/2021
10.17	Board Letter, dated as of October 1, 2021, by and between Solo Brands and Julia Brown	S-1/A	333-260026	10.27	10/25/2021
10.18	Board Letter, dated as of October 1, 2021, by and between Solo Brands and Marc Randolph	S-1/A	333-260026	10.28	10/25/2021
10.19	Non-Employee Director Compensation Policy	S-1/A	333-260026	10.29	10/25/2021
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date set forth below.

Solo Brands, Inc.

Date:	December 9, 2021	By:	/s/ John Merris
John Merris
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 9, 2021	By:	/s/ Samuel Simmons
Samuel Simmons
Chief Financial Officer
(Principal Financial Officer)