Form 10-K
period 2021-12-31
Solo Brands, Inc.
filed 2022-03-30
CIK 1870600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Smaller reporting company	☐
Accelerated filer	☐	Emerging growth company	☒
Non-accelerated filer	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of June 30, 2021, the last business day of the registrant's most recently completed second quarter, there was no established public trading market for the registrant’s equity securities. The registrant’s common stock began trading on The New York Stock Exchange on October 28, 2021.
As of March 1, 2022, there were 63,400,772 shares of the registrant’s Class A common stock, $0.001 par value per share, outstanding and 31,222,912 shares of the registrant’s Class B common stock, $0.001 par value per share, outstanding.
Documents Incorporated by Reference
Portions of the Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year to which this report relates, are incorporated by reference herein.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, business strategy, plans, market growth and our objectives for future operations.

The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2021. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report on Form 10-K, whether as a result of any new information, future events or otherwise.

Where You Can Find More Information

We may use our website as a distribution channel of material information about the Company including through press releases, investor presentations, and notices of upcoming events. We intend to utilize the investor relations section of our website at https://investors.solobrands.com as a channel of distribution to reach public investors and as a means of disclosing material non-public information for complying with disclosure obligations under Regulation FD. We also intend to use certain social media channels, including, but not limited to, Twitter, Facebook and LinkedIn, as a means of communicating with the public, our customers and investors about our Company, our products, and other matters. While not all the information that the Company posts to its website and social media channels may be deemed to be of a material nature, some information may be and we therefore encourage investors, the media, and others interested in our Company to review the information we make public in these locations.

All periodic and current reports, registration statements and other filings that we have filed or furnished to the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, are available free of charge from the SEC’s website (www.sec.gov) and on our website at https://investors.solobrands.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC.

Any reference to our website or social media channels does not constitute incorporation by reference of the information contained on or available through our website, and you should not consider such information to be a part of the periodic and current reports, registration statements or other filings that we file or furnish with the SEC from time to time.

i

About this Annual Report

We made three acquisitions in fiscal year 2021. On May 3, 2021, Solo Stove Holdings, LLC (“Holdings”) acquired 60% of the voting equity interests in Oru Kayak, Inc. (“Oru”), and an option to purchase the remaining 40% of voting equity interests in Oru upon a liquidity event at the option of Holdings (the “Oru Acquisition”). On September 8, 2021, we acquired the remaining 40% ownership interest in Oru. On August 2, 2021, Holdings acquired International Surf Ventures, Inc. (“ISLE”, the “ISLE Acquisition”). On September 1, 2021, Holdings acquired Chubbies, Inc. (“Chubbies” the “Chubbies Acquisition”). See the notes to the financial statements of Solo Brands, Inc. included elsewhere in this Annual Report on Form 10-K for more information regarding the acquisitions.

As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to:
•“we,” “us,” “our,” the “Company,” “Solo Stove,” “Solo Brands, Inc.” and similar references refer: (i) following the consummation of the Reorganization Transactions, including the initial public offering (“IPO”) on October 28, 2021, to Solo Brands, Inc., and, unless otherwise stated, all of its subsidiaries, Holdings, and, unless otherwise stated, all of its subsidiaries, and (ii) on or prior to the completion of the Reorganization Transactions, including the IPO, to Holdings and, unless otherwise stated, all of its subsidiaries. In each case, such references include the companies acquired in the Acquisitions from the date of the applicable Acquisition. Unless otherwise indicated, (i) information presented for a period entirely preceding an Acquisition does not give effect to the consummation of such Acquisition and reflects only the subsidiaries and brands owned prior to such Acquisition and (ii) information presented for a period following an Acquisition or during which an Acquisition occurred includes the impact of the Acquisition from the date of such Acquisition. Unless stated otherwise, this Annual Report on Form 10-K contains information about Solo Stove Holdings, LLC, which we refer to as “Holdings,” before the IPO.
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
•“Reorganization Transactions” refers to certain reorganization transactions effected in connection with the completion of our IPO. See “Initial Public Offering and Reorganization Transactions” in Item 7 of this Annual Report on Form 10-K for further details of the related transactions.

ii

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part I Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our Class A common stock. The principal risks and uncertainties affecting our business include the following:

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
iii

PART I

Item 1. Business

Our Mission

We aim to help the customers in our communities live a good life by inspiring moments that create lasting memories. When we are at our best, our products serve as the centerpiece of awesome experiences and unlock nostalgia for past ones. We own and operate premium authentic lifestyle brands with ingenious products we market and deliver by leveraging our Direct-To-Consumer (“DTC”) platform. We consistently deliver innovative, high-quality products that are loved by our customers and revolutionize the outdoor experience, build community and help everyday people reconnect with what matters most.

Who We Are

Solo Brands is a large, rapidly growing DTC platform that operates four premium outdoor lifestyle brands—Solo Stove, Oru Kayak (“Oru”), ISLE Paddle Boards (“ISLE”), and Chubbies apparel. Our brands develop innovative products and market them directly to customers primarily through e-commerce channels. Our platform is led by our largest brand, Solo Stove, which was founded in 2011 by two brothers seeking to bring family together in the outdoors. Our founders combined their passion for e-commerce with their love of the outdoors to create a digitally-native platform to market the revolutionary Solo Stove Lite (“Lite”), an ultralight portable backpacking camp stove that can boil water in under 10 minutes using just twigs, sticks, and leaves. Solo Stove followed the success of the Lite with the launch of its iconic, stainless steel, virtually smokeless fire pits in 2016. We pioneered a new product category that has helped foster a loyal community of enthusiasts and furthers our efforts to bring people together.

Since its inception in 2011, Solo Stove’s growth and free cash flow allowed us to make significant investments in our global supply chain and bring fulfillment, research and development, sales and marketing, and customer service in-house. This infrastructure provides an authentic end-to-end customer experience, expedited delivery nationwide, greater cost efficiencies, and redundancy in manufacturing. It also laid the groundwork for a scalable DTC platform which, coupled with the acquisitions of Oru, ISLE, and Chubbies in 2021, led to the formation of Solo Brands.

Our “plug and play” digital DTC platform provides distinct competitive advantages, including an attractive financial profile and a unique ability to acquire and operate outdoor brands that broaden our product assortment and share our values of authenticity, product quality, and community. Through our DTC model, we develop a direct connection with our customers, receive real-time feedback that informs our product development roadmap and digital marketing decisions, and enhance our brands. This deep connection with our customers helps to drive an attractive return on marketing spend and positions us to capitalize on a significant runway of future expansion. We believe that our DTC platform creates a flywheel effect of rapid growth, scalability, and robust free cash flow generation which, in turn, enables us to re-invest in product innovation, strategic acquisitions, marketing and global infrastructure.

Our Products

We operate a platform of rapidly growing DTC lifestyle brands that offer high quality products directly to our customers—Solo Stove, Oru, ISLE, and Chubbies. Our business is underpinned by the Solo Stove brand, which traces its origin to the revolutionary Solo Stove Lite—our first disruptive DTC product offering that brought together a loyal community of enthusiasts who power our brands and platform to this day. Building on that success, we have created a disruptive range of similarly ingenious, easy-to-use products that are designed to reach a broad community of customers. We strive to consistently deliver innovative and high-performing products that revolutionize the outdoor experience, build community, and help everyday people reconnect with what matters most.

We believe that our real-time customer feedback loop, culture of innovation, and management track record of scaling digitally-native brands enable us to design and offer products that meet evolving customer needs, share resources, and reduce expenses across our platform. We continue to explore new categories through direct customer feedback and a relentless focus on innovation to market through our DTC platform and infrastructure.

Our products are carefully designed to maximize performance while minimizing complexity. We create highly functional, yet simple products that are both durable and easy-to-use. For example, many of Solo Stove’s product lines utilize our Signature 360º Airflow Design™. This design uses rising hot air and the absence of oxygen created by the combustion process, to reduce smoke while pulling air through bottom vent holes. This air movement captures smoke before it escapes and fuels the fire at its base, driving a boost of preheated air through vent holes at the top of the burn chamber to create an unrivalled experience around the fire.

Our Oru Kayak is the original origami kayak that allows users to go from box to boat in a matter of minutes. The kayaks are designed using high-tech OruPlast™ technology. OruPlast™ is created from five millimeter double-layered, custom-extruded polypropylene with a 10-year UV treatment, which enables the kayaks to be lightweight, incredibly puncture resistant, and built to last.

At Chubbies, we built the original 5.5” inseam elastic waistband short, revolutionizing a stagnant category and driving a market-wide trend to shorter inseams and more comfortable men’s apparel. That ingenuity didn’t stop there. As we expanded into swimwear and transitioned from upstart to a market leader, we’ve continued to pave a path of innovation and leadership. Our recent introduction of lined swim trunks has redefined quality in the men’s swim category.

Stoves. We revolutionized the camp stove category with the launch of our Solo Stove Lite in 2011. This ultralight and portable product does not require synthetic fuel and can boil water in under 10 minutes using just twigs, sticks, and leaves found outside. Today, our Stoves include the Lite, Titan, and Campfire, each of which is wood burning and incorporates our secondary burn technology, creating a hotter flame great for cooking. Each Stove also has a variety of cooking pots and accessories.

Fire Pits. We created a new fire pit category in late 2016 with our portable, low smoke product offerings. Solo Stove fire pits provide a mesmerizing, virtually smokeless fire experience in minutes, anywhere our customers want to be—in the mountains under the stars, on the beach, at the campground, tailgating at the game, or at home in the backyard—our products are designed to go where you go. The Solo Stove fire pit product offering includes the Ranger, Bonfire, and Yukon, each of which burns wood fuel to a fine ash for easy cleaning. Made of lightweight, durable stainless steel, our fire pits start at only 15 pounds and epitomize the Solo Stove brand promise of uncompromising quality, portability, and function.

Cooking. In 2020, we launched the Grill which incorporates our secondary burn technology to create a convective heating environment that cooks quickly and makes grilling fun and easy. Our initial entry into cooking has redefined the backyard cookout with a sitting-height grill designed to be the center of the action, fostering interactive grilling experiences the whole family can enjoy. With an easy setup and durable stainless steel design, the Solo Stove grill is portable, burns hotter, and creates less mess, less wait, and more fun.

We continue to see opportunity for expansion in the cooking category. We recently introduced the Cook Top, a dynamic, easy-to-use fire-pit insert that holds a cooking surface, Solo Stove Pi, a durable stainless steel pizza oven with a collection of accessories, and grilling tools to further enhance our customers’ cooking experiences.

Recreation

Oru Kayak. Through the acquisition of Oru in 2021, we expanded our product portfolio and our customer reach. Oru offers premier kayaks that require minimal storage space, are portable, and easy-to-use. The Oru brand includes five kayak models, the Inlet, Beach LT, Bay ST, Coast XT, and Haven. Built with durable, corrugated OruPlast™ technology, our kayaks offer premium quality, exceptional control and stability, and starting at just 20 pounds, they are highly portable and can be transported in the trunk of a small car or carried on public transportation.

ISLE Paddle Boards. Through the acquisition of ISLE in 2021, Solo Brands expanded its aquatic recreation product offering with an exciting, high-growth 100% DTC brand. ISLE produces high-quality stand-up paddle boards with colorful designs that are engineered to accommodate every skill level, style, and interest. ISLE offers ten models across seven product categories—Inflatables, Yoga, Fishing, All Around, Touring, Surf, and Epoxy. With an emphasis on form and function, ISLE’s products are intended to help users reconnect with the simple joy of getting outside, and their innovative portable designs allow users take them anywhere they can find floatable water.

Storage. Launched in 2021, the Station provides an optimized storage solution for fire pits, firewood, and other accessories. The Station provides highly functional storage that enables our customers to keep their outdoor products in one convenient location. Built to withstand ice, rain, and snow with a powder-coated aluminum frame and a UV-coated cover, the Station’s dual shelf design supports a carrying weight of up to 250 pounds. The Station has broadened our consumer reach and was designed in response to real-time consumer feedback.

Lifestyle Apparel. Through the acquisition of Chubbies in 2021, Solo Brands expanded its product portfolio to include lifestyle apparel. Chubbies is a fun-loving, premium apparel brand that offers well-fitted comfortable clothing with unique style. The Chubbies brand has five main product lines—Swim Trunks, Casual Shorts, Sport, Polos + Shirts, and Lounge. Created with high performance stretch fabric, Chubbies offers premium quality with a lightweight and breathable design that can be worn anywhere and anytime.

Consumables. Consumables provide a high margin, recurring revenue stream that increases customer lifetime value and supports repeat purchases and engagement with our community. The consumables category includes fun products that enhance the Solo Brands experience, such as Color Packs, and exciting add-ons, including Starters, All Natural Charcoal, and firewood.

Accessories. Our Accessories are designed to make the Solo Brands experience easier and more memorable. Many accessories are the product of direct customer feedback, satisfying a specific need our community has highlighted. They deepen our relationship with customers, increase order values, and support repeat engagement. The Accessories category spans the Solo Stove, Oru, and ISLE brands and includes products such as the Shelter, Shield, Roasting Sticks, Tools, Paddles, and Pumps.

Product Design and Development

We approach product design and development with the goal of advancing our mission to build community, revolutionize the outdoor experience, and help everyday people reconnect with what matters most. Solo Brands and its products are driven by the “create good” philosophy, and are designed to get you in touch with whatever “good” is for you. We create good products that foster good moments and memories, so our customers can create a good life.

Our products undergo a rigorous development process designed to maximize performance while minimizing complexity, delivering a superior degree of quality, functionality, portability, style, and ease-of-use. Beginning with our Solo Stove Lite, which we invented to lighten a hiker’s pack while delivering uncompromising performance, we have continued to design and develop groundbreaking, high-performance products engineered with purposeful simplicity. We carefully design and engineer every product for immediate enjoyment, free of complexity and intimidating learning curves often found in engineered outdoor and lifestyle products. While employing the same approach that led to the success of our stoves, we have successfully broadened our product line to include virtually smokeless fire pits, grills, cooking systems, and storage units, and added portable kayaks and paddle boards, lifestyle apparel and other accessories.

At Solo Brands, not only are our products innovative, but our approach to innovation stands apart from the competition. We don’t believe in behind-the-curtain intuition-driven design, but rather customer-driven product development. We employ a data-driven approach to portfolio expansion opportunities and a product development process that is guided by direct customer feedback and is designed to allow for exceptionally fast development time from idea to product delivery. Our DTC approach is about digesting all of the data our customers provide us and incrementally enhancing our offerings to drive customer satisfaction and love of our products and brands. We have continued to expand our product lines by designing solutions grounded in customer insights and requests, including new products and accessories and additional sizes of existing product lines, and through strategic acquisitions that complement the Solo Brands platform.

The Solo Brands product design teams control every aspect of our innovation, including design, construction, material performance requirements, manufacturing protocols, supplier selection, packaging specifications, and quality plans. Once we approve the final design and specifications of a new product, depending on the product, we either source materials directly or partner with specialized third-party manufacturers to produce our products according to our performance and quality standards. Each of our brands has established deep relationships with trusted third-party manufacturers—predominantly in China and Southeast Asia, as well as in Mexico through a dedicated facility operated by a manufacturing labor outsourcing company.

We have recently expanded our product development team and have built a new state-of-the-art research and development center at our headquarters to ensure continued design, testing, and quality control while optimizing speed-to-market. Our space features over 10,000 square feet of fabrication, test space, and machinery to facilitate experimentation and the ideation and development of new offerings. We are also expanding Oru’s manufacturing operations in Mexico by adding additional supply lines and seeking additional suppliers for other recreational products.

Marketing

Our multifaceted marketing strategy engages existing and new customers and has proven instrumental in driving sales and building brand awareness and affinity. We utilize data-driven performance marketing tactics to engage with our targeted customer base and create differentiated brand marketing content designed to drive an authentic customer experience and fuel brand awareness and loyalty for each of our brands independently.

We employ a wide range of marketing tactics and outlets to cultivate our relationships with experts, enthusiasts, and everyday consumers. Our in-house marketing team actively utilizes a combination of digital, social media, traditional, and grass-roots initiatives to support our brand. Our in-house marketing team is a major differentiator and strength for the Company as it allows us to execute quickly, pivot when needed, and do both at a cost far below what it would cost to outsource to marketing agencies. With loyal customers already rooted with each of our brands, we also believe a large opportunity exists for effective cross-marketing.

Sales Channels

We go to market through a digital-first strategy and sell our products primarily through our DTC channels. We are strategically expanding our strategic retail channel domestically through retail partners that support our brand image and share our passion and dedication for innovative, best-in-class products of uncompromising design and performance. Our net sales are concentrated in the United States, though we have a growing international presence.

Direct-to-Consumer. We go-to-market with a digital-first strategy which prioritizes a direct connection with customers through e-commerce channels. Our currently owned brands generate the vast majority of sales directly through their own websites at solostove.com, orukayak.com, islesurfandsup.com, and chubbiesshorts.com. In fiscal year 2021, this accounted for 81% of Solo Brands sales inclusive of owned social channels such as Facebook and Instagram that route visitors to our sites. This is supplemented by our DTC business via relationships with select third-party e-commerce marketplaces, such as Amazon. We believe these sales channels provide incremental sales reach for our business and opportunities to increase awareness for our brands. In 2021, we have continued to make meaningful investments in our e-commerce and digital platform to drive growth, including the implementation of cutting-edge technology, marketing, and analytics to increase speed and ease of use on both our desktop and mobile sites.

Through our owned brand websites, we offer our entire product portfolio and create a unique experience for our customers that reflects some of the same design principles that we incorporate into our products—simple, elegant and high performance. Our sites provide a content-rich and educational shopping experience, inviting customers to experience our brands, learn about our products through extensive overviews, specifications and intuitive FAQs, discover ways to enjoy our products, and hear firsthand from our customers’ experiences with our brands. Customers can access blogs through our websites, where we publish premium digital content, share customer stories and information on products, and further cultivate our community. We believe our DTC platform is replicable and extendible across other outdoor and lifestyle brands.

Our owned brand websites are also where we engage with our corporate customers, which represent a rapidly growing customer segment, particularly as we introduce additional customization options such as logo etchings to our fire pits. We believe our corporate customers and organizations appreciate our authentic brands and product quality and value the opportunity to attach their brands to Solo Brands products, including to provide valued gifts. Our customized products and corporate sales have meaningfully contributed to sales growth while generating attractive margins. The corporate customers represent opportunities for substantial repeat business.

We also operate five Chubbies retail stores and one ISLE surf pro-shop, which provide additional opportunities to interact directly with our customers in person and strengthen customer relationships.

Wholesale. We have built relationships with well-known outdoor products and sporting goods retailers, such as REI, Dick’s Sporting Goods, Ace Hardware, Scheels, and Academy Sports & Outdoors. We choose our retail partners carefully based on their reputation, demographic, and commitment to appropriately learn and showcase Solo Brands’ portfolio of products, provide hands-on customer service, and abide by our terms and conditions, including consistent adherence to our MAP policy. We also sell products on websites of retailers such as Home Depot, Lowe’s and Bass Pro Shops, among others. These sites give Solo Brands even more online presence in our effort to ensure customers find us wherever they choose to shop for outdoor and recreation products. Our strategic retail channel distribution is supported by our dedicated sales and account management team. This team serves our nationwide retail partner base and identifies potential new retail partners to expand our geographic footprint.

Seasonality

We believe that our sales include a seasonal component. Historically, our net sales have been highest in our second and fourth quarters, with the first quarter typically generating the lowest sales. This historical sales trend is supported by the demand for our products at the beginning of the summer and holiday shopping seasons. We expect that this seasonality will continue to be a factor in our results of operations and sales. However, fluctuations in our quarterly operating results may be particularly pronounced in the current economic environment due to the uncertainty caused by the current COVID-19 pandemic and its potential future impact on consumer spending patterns, as well as the impacts of the reopening of the economy and lessening of restrictions on movement and travel.

Segment Information

We operate as one reportable segment.

Supply Chain and Quality Assurance

We manage a supply chain of third-party manufacturing and logistics partners to produce and distribute our products. We work with partners who allow for production flexibility, efficiency and scalability, possess capabilities to support new products, meet our expanding sales channel strategies and other required operational needs. We currently have a number of manufacturing partners located in various countries, including China, India, Vietnam, and Mexico.

Our supply chain management team researches materials and equipment, vets potential manufacturing partners, directs our internal demand and production planning, approves and manages product purchasing plans, and oversees product transportation. While we have selected our current manufacturers for commercial and operational reasons, there are currently alternative suppliers that we believe we can qualify and engage to supply products and materials of the same quality, in similar quantities, and on substantially similar terms as our current providers if needed. From time to time, we source new suppliers and manufacturers to support our ongoing innovation and growth, particularly in our more recently introduced product categories, and we carefully evaluate all new suppliers and manufacturers to ensure they share our standards for quality of manufacturing, ethical working conditions and environmental sustainability practices.

Quality is critically important to us and we work closely with our manufacturing partners with respect to product quality and manufacturing process efficiency. As part of our quality assurance program, we have developed and implemented comprehensive product inspection and facility oversight processes that are performed by our employees and third-party resources. They work closely with our suppliers to assist them in meeting our quality standards, as well as improving their production yields and throughput. While we do not directly source significant amounts of raw materials and components for most of our products, we control the specifications for key raw materials used in our products.

Distribution and Inventory Management

A majority of our products are shipped from our manufacturers to one of our three United States distribution centers in Grapevine, Texas; Manchester, Pennsylvania; and Salt Lake City, Utah. These distribution centers, which we operate, are strategically located across the United States, allowing us to provide faster delivery throughout the United States. The remaining portion of our products are shipped directly to one of our National Retail Partners or one of our distributors.

We have also contracted with third-party logistics companies to store and manage shipments to customers in Canada. We use a warehouse management system at these distribution centers that interfaces with our ERP system so that we can maintain visibility and control over inventory levels and customer shipments. Additionally, we leased a 72,000 square foot facility in Rotterdam, Netherlands. Our domestic and international warehouses position Solo Brands to reach customers quickly and position us to realize immediate cost savings. We believe our domestic capacity and the capacity of international providers is sufficient to meet our future needs. We manage inventory by analyzing product sell-through, forecasting demand, and working with our supply chain to ensure sufficient availability.

Intellectual Property and Brand Protection

We take the protection of our intellectual property very seriously and have taken a variety of operational and legal measures to protect our distinctive brand, designs, and inventions. Our engineering and industrial design teams collaborate at our Grapevine, Texas headquarters to create new products, and are supported by individual product design teams at the various brand levels. As part of this process, all product designs, specifications, and performance characteristics are developed and designed. After these aspects of the process are complete, we seek intellectual property protection, including applying for patents and for registration of trademarks for new classes where applicable.

We own the patents, trademarks, copyrights, trade dress, and other intellectual property rights in the United States that support key aspects of our brand and products. Additionally, we have registered this intellectual property in other countries where our products are manufactured and/or sold. We believe these intellectual property rights, combined with our innovation and distinctive product design, performance, and brand name reputation, provide us with a competitive advantage.

We aggressively pursue and defend intellectual property rights to protect our distinctive brand, designs, and inventions. We use third-party enforcement agencies, and have processes and procedures in place to identify, protect, and optimize our IP assets on a global basis. Our experienced legal and brand protection teams initiate claims and remove infringing products to protect our intellectual property assets, including our distinctive designs, copyrights, and trade dress. In the future, we intend to continue to seek intellectual property protection for our new products and prosecute those who infringe against these valuable assets.

Information Technology

Information technology, or IT, systems are integral to our ability to operate, analyze and manage our business, research and develop new products, enhance our customers’ experience, and optimize our operating costs. Our infrastructure is cloud-first, as we believe it provides the most flexibility, scalability, and is inherently resilient with platform level redundancy in networking and computer hardware. We leverage third-party components and software to enhance our platform capabilities and recently implemented upgraded ERP and e-commerce systems to improve our operations and manage our growing company. We utilize leading software solutions for key aspects of our information systems. We believe our planned systems infrastructure will be sufficient to support our expected growth for the foreseeable future.

Competition

We compete in the large outdoor, leisure, recreation, and lifestyle apparel markets and may compete in other addressable lifestyle markets. Competition in our markets is based on a number of factors including product quality, performance, durability, styling, ease-of-use, and price, as well as brand image and recognition. We believe that we have been able to compete successfully on the basis of our superior design capabilities and product development, brands, customer service, and our DTC capabilities. We operate in a category of one and believe that our value proposition and unique branded DTC strategy creates a competitive moat which sets us apart from competition in the broader fragmented outdoor, leisure, recreation, and lifestyle apparel markets.

Human Capital Management

Solo Brands has a seasoned management team with extensive industry experience and a dedicated focus on developing a strong, intentional company culture. We continue to invest in our people, adding key management personnel to our platform with the goal to accelerate our profitable growth, strengthen and complement our existing leadership team, and leverage the sharing of best practices across the platform. Our increasingly well-known portfolio of brands and our culture of innovation, collaboration and personal development enables us to recruit top talent in all areas of our business.

We are focused on recruitment, retention, diversity and training, all areas where we see significant opportunity as we scale and bring on new team members. We believe the dedicated team of Solo Brands employees is a critical factor to our past and future success and intend to continue investing in our team’s well-being. None of our employees are currently covered by a collective bargaining agreement. We have experienced no labor-related work stoppages and employee relations are considered to be good. As of December 31, 2021, we had approximately 300 employees.

Environmental, Social, and Governance

Solo Brands believes in creating good and giving back to the communities that have supported our growth. For fiscal year 2021, we have pledged to donate 0.25% of all revenues through Solo Brands to causes relevant to our customers’ communities. We are committed to making a long-term impact through our initiatives which cover a broad range of ESG-related topics, including: environmental sustainability, water conservation, diversity, equity, inclusion, and mental health.

We partner with leading non-profits to drive meaningful change in supporting the conservation of our natural world. For example, our donations to-date as part of our partnerships are expected to result in the planting of more than ten thousand trees across the globe—with the goal of our donations over the next five years supporting the planting of one million trees. We also strive to serve individuals within our communities more directly, and have launched projects and foundations to do so. In 2020, we launched Project Good, which provides free Solo Brands products to people in need and provides a variety of local service projects, and in 2021, we launched Foundation 43, which expands access to mental health and suicide prevention services through local community organizations. We are also committed to fostering diversity in the workplace, with a five year goal of building a Solo Brands workforce that is fully representative of the diverse U.S. population. At Solo Brands, we believe businesses of the future must be accountable for leaving the world better than we found it.

Item 1A. Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our results of operations and financial condition. In that event, the trading price and value of our Class A common stock could decline, and you may lose part or all of your investment.

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

Solo Stove made up 90% of our total revenue in the year ended December 31, 2021. Our future growth depends in part on our ability to expand sales of our other existing products and to introduce new and enhanced products. The success of our new and enhanced products depends on many factors, including anticipating consumer preferences, finding innovative solutions to consumer problems, differentiating our products from those of our competitors, and maintaining the strength of our brand while also expanding our brand beyond the categories of products we currently sell. The design and development of our products is costly and we typically have several products in development at the same time. If we misjudge or fail to anticipate consumer preferences or there are problems in the design or quality of our products, or delays in product introduction, our brand, business, financial condition, and results of operations could be harmed.

Our recent growth rates may not be sustainable or indicative of future growth and we may not be able to effectively manage our growth.

We have expanded our operations rapidly, especially over the last few years. The expansion of our operations was primarily due to our digital marketing strategy and by increased demand for outdoor recreation and leisure lifestyle products. However, our historical growth rates are likely not sustainable or indicative of future growth. We believe that our continued revenue growth will depend upon, among other factors:
•Increasing U.S. brand awareness;
•Our ability to obtain adequate protections for our intellectual property;
•Impacts of the COVID-19 pandemic and its aftermath;
•Product innovation to expand our total addressable market;
•Complementary acquisitions; and
•International expansion.

We have a limited history operating our business at its current scale. As a result of our growth, our employee headcount and the scope and complexity of our business have increased substantially, and we are continuing to implement policies and procedures that we believe are appropriate for a company of our size and operating as a new public company. In the future, we may expand into new product categories with which we do not have any experience. We may experience difficulties as we continue to implement changes to our business and related policies and procedures to keep pace with our recent growth and, if our operations continue to grow at a rapid pace, in managing such growth and building the appropriate processes and controls in the future. Continued growth may increase the strain on our resources, and we could experience operating difficulties, including difficulties in sourcing, logistics, recruiting, maintaining internal controls, marketing, designing innovative products, and meeting consumer needs. If we do not adapt to meet these evolving challenges, the strength of our brand may erode, the quality of our products may suffer, we may not be able to deliver products on a timely basis to our customers, and our corporate culture may be harmed.

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

To ensure adequate inventory supply, we forecast inventory needs and place orders with our manufacturers before we receive firm orders from our retail partners or customers and we may not be able to do so accurately. If we fail to accurately forecast demand, we may experience excess inventory levels or a shortage of product and delays in delivering to our retail partners and through our DTC channel, particularly due to uncertainty and delays related to global supply chain challenges.

In the last quarter of 2020 demand increased significantly causing delay in product shipments and customer complaints, which was compounded by disruptions in the supply chain as a result of the COVID-19 pandemic and backlogs in the shipping industry. Although we have increased manufacturer production to account for increased seasonal demands and avoided similar challenges in 2021, if we underestimate the demand for our products, our manufacturers may not be able to scale quickly enough to meet demands, and this could result in delays in the shipment of our products and our failure to satisfy demand, as well as damage to our reputation and retail partner relationships. If we overestimate the demand for our products, we could face inventory levels in excess of demand, which could result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would harm our gross margins. In addition, failure to accurately predict the level of demand for our products could cause a decline in sales and harm our results of operations and financial condition. Factors that may impact our ability to forecast demand for our products include the evolving COVID-19 pandemic, shifting consumer trends, unforeseen supply chain delays, increased competition and our limited operating experience.

In addition, we may not be able to accurately forecast our results of operations and growth rate. Forecasts may be particularly challenging as we expand into new markets and geographies, and develop and market new products. Our historical sales, expense levels, and profitability may not be an appropriate basis for forecasting future results in these new markets and with new products.

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

A large part of our success depends on our ability to attract new customers in a cost-effective manner. We have made, and may continue to make, significant investments in attracting new customers through increased advertising spends on social media, influencers and brand affiliates, radio, podcasts, linear television, and targeted email communications. Marketing campaigns can be expensive and may not result in the cost-effective acquisition of customers. Further, as our brand becomes more widely known, future marketing campaigns may not attract new customers at the same rate as past campaigns and the cost of acquiring new customers may increase over time. If we are unable to attract new customers, or fail to do so in a cost-effective manner, our business may be harmed.

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

Our products are discretionary items for customers. Therefore, the success of our business depends significantly on economic factors and trends in consumer spending. There are a number of factors that influence consumer spending, including actual and perceived economic conditions, consumer confidence, disposable consumer income, consumer credit availability, unemployment, inflation, and tax rates in the markets where we sell our products. Consumers also have discretion as to where to spend their disposable income and may choose to purchase other items or services. As global economic conditions continue to be volatile, and economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to declines. Any of these factors could harm discretionary consumer spending, resulting in a reduction in demand for our products, decreased prices, increased costs to make sales, and harm to our business and results of operations. Moreover, consumer purchases of discretionary items, such as our products, tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty, which may slow our growth more than we anticipate. A downturn in the economies in markets in which we sell our products, particularly in the United States, may materially harm our sales, profitability, and financial condition.

The COVID-19 pandemic or other pandemics could adversely affect our business, sales, financial condition, results of operations and cash flows, and our ability to access current or obtain new lending facilities.

Since being reported in December 2019, COVID-19 has spread globally, including to every state in the United States, and was declared a pandemic by the World Health Organization. In 2020, we saw tailwinds in our business and adoption of our products driven by the COVID-19 pandemic, as individuals and families spent more time at home or enjoying the outdoors together as a result of quarantine measures with alternative time to pursue alternative recreational and leisure activities. These tailwinds and trends could moderate or reverse as the economy continues to reopen and there are fewer restrictions on movement and travel. In addition, the COVID-19 pandemic and preventative measures taken to contain or mitigate such have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas and significant disruption in the financial markets both globally and in the United States, which could lead to a decline in discretionary spending by consumers, and in turn impact, possibly materially, our business, sales, financial condition and results of operations. Potential impacts from additional complications related to COVID-19 or another pandemic include, but are not limited to:
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

Global supply chain challenges also continue to cause disruption and delay in various industries. These disruptions and delays have strained certain domestic and international supply chains, which have affected and could continue to negatively affect the flow or availability of certain products, which could cause delays in product launches and inventory challenges as discussed above.

Additional outbreaks of COVID-19, the development and spread of variants, including the highly transmissible Delta and Omicron variants, or any resurgence of existing outbreaks, and the requirements to take action to help limit the spread of the illness, could impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business, results of operations, cash flows and financial condition. The extent of the impact of COVID-19 on our business and financial results will depend on future developments, including the duration and severity of the outbreak (including the severity and transmission rates of new variants of the virus that causes COVID-19) within the markets in which we operate, the timing, distribution, rate of public acceptance and efficacy of vaccines and other treatments, the related impact on consumer confidence and spending, the effect of governmental regulations imposed in response to the pandemic and the extent to which consumers modify their behavior as social distancing and related precautions are lifted, all of which are highly uncertain and ever-changing. The sweeping nature of the COVID-19 pandemic makes it extremely difficult to predict how our business and operations will be affected in the longer run. However, the likely overall economic impact of the pandemic could be viewed as highly negative to the general economy. Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic or its aftermath, could materially increase our costs, negatively impact our sales and damage our results of operations and liquidity, possibly to a significant degree. The duration of any such impacts cannot be predicted.

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

Our success depends in large part on our brand image and, in particular, on the strength of our Solo Stove, Chubbies, ISLE, and Oru trademarks. We rely on trademark protection to protect our brands, and we have registered or applied to register many of these trademarks. While we have registered or applied to register our material trademarks in the United States and several other markets, we have not registered all of our marks in all of the jurisdictions in which we currently conduct or intend to conduct business. Further, even if we seek to register these trademarks, we cannot be sure that our trademark applications will be successful, and they could be challenged or opposed by third parties. In the event that our trademarks are successfully challenged and we lose the rights to use those trademarks, we could be forced to rebrand our products, requiring us to devote resources to advertising and marketing new brands.

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

Our products are produced by third-party manufacturers. We face the risk that these third-party manufacturers may not produce and deliver our products on a timely basis, or at all. We have experienced, and will likely continue to experience, operational difficulties with our manufacturers, including as a result of the COVID-19 pandemic, and we may face similar or unknown operational difficulties or other risks with respect to future manufacturers, including with respect to new products. These difficulties include reductions in the availability of production capacity, errors in complying with product specifications and regulatory and customer requirements, insufficient quality control, failures to meet production deadlines, failure to achieve our product quality standards, increases in costs of manufacturing and materials, and manufacturing or other business interruptions. The ability of our manufacturers to effectively satisfy our production requirements could also be impacted by manufacturer financial difficulty or damage to their operations caused by fire, terrorist attack, riots, natural disaster, public health issues, or other events. The failure of any manufacturer to perform to our expectations could result in supply shortages or delays for certain products and harm our business. If we develop new products with significantly increased or new manufacturing requirements, otherwise experience significantly increased demand, or need to replace an existing manufacturer due to lack of performance, we may be unable to supplement or replace our manufacturing capacity on a timely basis or on terms that are acceptable to us, which may increase our costs, reduce our margins, and harm our ability to deliver our products on time. Additionally, we do not have long-term agreements in place with most of our third-party manufacturers, and such manufacturers could decide to stop working with us, which would require us to identify and qualify new manufacturers. For certain of our products, it may take a significant amount of time to identify and qualify a manufacturer that has the capability and resources to produce our products to our specifications in sufficient volume and satisfy our service and quality control standards.

The capacity of our manufacturers to produce our products is also dependent upon the availability of raw materials at a competitive rate. Our manufacturers may not be able to obtain sufficient supply of raw materials or do so at a competitive price, which could result in delays in deliveries of our products by our manufacturers or significantly increased costs. Any shortage of raw materials or inability of a manufacturer to produce or ship our products in a timely manner, or at all, could impair our ability to ship orders of our products in a cost-efficient, timely manner and could cause us to miss the delivery requirements of our customers. As a result, we could experience cancellations of orders, refusals to accept deliveries, or reductions in our prices and margins, any of which could harm our financial performance, reputation, and results of operations.

We also depend on a limited number of third-party manufacturers for the sourcing of our products. We currently have a number of manufacturing partners located in various locations, including China, India, Vietnam, United States and Mexico. The majority of our fire pits, our highest grossing product, are currently made in China between two manufacturers, with additional limited production in India and Vietnam. We have attempted to increase manufacturing capacity and diversity by contracting with manufacturers outside of China, but new suppliers outside of China make up a small percentage of goods and may not be able to take on more production. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key manufacturers or suppliers were to experience significant disruption affecting the price, quality, availability, or timely delivery of products or were to refuse to supply us. The partial or complete loss of these manufacturers or suppliers, or a significant adverse change in our relationship with any of these manufacturers or suppliers, could result in lost sales, added costs, and distribution delays that could harm our business and customer relationships.

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

In addition, one of our suppliers holds certain intellectual property in China related to certain products manufactured there. If that manufacturer decided to end our relationship and/or attempted to revoke or block the production of those products, or began to produce those products for one or more of our competitors, it would likely result in protracted litigation and could harm our other manufacturer relationships, increase our costs, and harm our business, including potentially forcing us to manufacture certain products outside of China.

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

Our products are manufactured outside of the United States, and we make a limited number of sales of our products outside of the United States. Our reliance on suppliers and manufacturers in foreign markets, as well as our sales in non-U.S. markets, creates risks inherent in doing business in foreign jurisdictions, including: (a) the burdens of complying with a variety of foreign laws and regulations, including trade and labor restrictions and laws relating to the importation and taxation of goods; (b) weaker protection for intellectual property and other legal rights than in the United States, and practical difficulties in enforcing intellectual property and other rights outside of the United States; (c) compliance with U.S. and foreign laws relating to foreign operations, including the U.S. Foreign Corrupt Practices Act, or FCPA, the UK Bribery Act 2010, or the Bribery Act, regulations of the U.S. Office of Foreign Assets Controls, or OFAC, and U.S. anti-money laundering regulations, which prohibit U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business, transacting with persons subject to sanctions in certain countries, as well as engaging in other illegal practices; (d) economic and political instability and acts of terrorism in the countries where our suppliers are located; (e) transportation interruptions or increases in transportation costs; (f) public health crises, such as pandemics and epidemics; and (g) the imposition of tariffs on components and products that we import into the United States or other markets. For example, the ongoing COVID-19 outbreak has resulted in increased travel restrictions, supply chain disruptions, and extended shutdown of certain businesses around the globe. This public health crisis or any further political developments or health concerns in markets in which our products are manufactured could result in social, economic and labor instability, adversely affecting the supply of our products and, in turn, our business, financial condition and results of operations. Further, we cannot assure you that our directors, officers, employees, representatives, manufacturers, or suppliers have not engaged and will not engage in conduct for which we may be held responsible, nor can we assure you that our manufacturers, suppliers, or other business partners have not engaged and will not engage in conduct that could materially harm their ability to perform their contractual obligations to us or even result in our being held liable for such conduct. Violations of the FCPA, the Bribery Act, OFAC restrictions, or other export control, anti-corruption, anti-money laundering, and anti-terrorism laws, or allegations of such acts, could damage our reputation and subject us to civil or criminal investigations in the United States and in other jurisdictions and related shareholder lawsuits, could lead to substantial civil and criminal, monetary and nonmonetary penalties and could cause us to incur significant legal and investigatory fees, which could harm our business, financial condition, cash flows, and results of operations.

If tariffs or other restrictions are placed on foreign imports or any related counter-measures are taken by other countries, our business and results of operations could be harmed.

Geopolitical uncertainties and events could cause damage or disruption to international commerce and the global economy, and thus could have a material adverse effect on us, our suppliers, logistics providers, manufacturing vendors and customers. Changes in commodity prices may also cause political uncertainty and increase currency volatility that can affect economic activity. During 2021, the majority of our products that were imported into the United States from China were subject to tariffs that were as high as 25%. The progress and continuation of trade negotiations between the United States and China continues to be uncertain and a further escalation of the trade war remains a possibility. These tariffs have, and will continue to have, an adverse effect on our results of operations and margins. We are unable to predict the magnitude, scope or duration of the imposed tariffs or the magnitude, scope or duration from any relief in increases to such tariffs, or the potential for additional tariffs or trade barriers by the United States, China or other countries, and any strategies we may implement to mitigate the impact of such tariffs or other trade actions may not be successful.

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

Our third-party manufacturers ship most of our products to our distribution centers in the United States, the largest of which is in Texas. Our large reliance on our distribution center in Texas makes us more vulnerable to natural disasters, weather-related disruptions, accidents, system failures, public health issues, or other unforeseen events that could delay or impair our ability to fulfill retailer orders and/or ship merchandise purchased on our website, which could harm our sales. We import our products, and thus we are also vulnerable to risks associated with products manufactured abroad, including, among other things: (a) risks of damage, destruction, or confiscation of products while in transit to our distribution centers; and (b) transportation and other delays in shipments, including as a result of heightened security screening, port congestion, and inspection processes or other port-of-entry limitations or restrictions in the United States. In order to meet demand for a product, we may choose in the future to arrange for additional quantities of the product, if available, to be delivered through air freight, which is significantly more expensive than standard shipping by sea and, consequently, could harm our gross margins. Failure to procure our products from our third-party manufacturers and deliver merchandise to our retail partners and DTC channels in a timely, effective, and economically viable manner could reduce our sales and gross margins, damage our brand, and harm our business.

We also rely on the timely and free flow of goods through open and operational international shipping lanes and ports from our suppliers and manufacturers. Labor disputes or disruptions of shipping lanes, such as the Suez Canal blockage in 2021 or increased or continued delays at ports, our common carriers, or our suppliers or manufacturers could create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during periods of significant importing or manufacturing, potentially resulting in delayed or cancelled orders by customers, unanticipated inventory accumulation or shortages, and harm to our business, results of operations, and financial condition.

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

The physical placement of our products at our selected retail partners plays an important part in our sales strategy. Our wholesale retail sales are also increasing. These retail partners may decide to emphasize products from our competitors, to redeploy their retail floor space to other product categories, or to take other actions that reduce their purchases and visibility of our products. We do not receive long-term purchase commitments from our retail partners, and orders received are often cancellable. Factors that could affect our ability to maintain or expand our sales to these retail partners include: (a) failure to accurately identify the needs of our customers; (b) a lack of customer acceptance of new products or product expansions; (c) unwillingness of our retail partners and customers to attribute premium value to our new or existing products or product expansions relative to competing products; (d) failure to obtain shelf space from our retail partners; (e) new, well-received product introductions by competitors; (f) damage to our relationships with retail partners; (g) delays or defaults on our retail partners’ payment obligations to us; and (h) store closures, decreased foot traffic, recession or other adverse effects resulting from public health crises such as the recent COVID-19 pandemic (or other future pandemics or epidemics).

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

Continued expansion into markets outside the United States is one of our key long-term strategies for the future growth of our business. This expansion requires significant investment of capital and human resources, new business processes and marketing platforms, legal compliance, and the attention of many managers and other employees who would otherwise be focused on other aspects of our business. There are significant costs and risks inherent in selling our products in international markets, including: (a) failure to effectively establish our core brand identity; (b) increased employment costs; (c) increased shipping and distribution costs, which could increase our expenses and reduce our margins; (d) potentially lower margins in some regions; (e) longer collection cycles in some regions; (f) increased competition from local providers of similar products; (g) compliance with foreign laws and regulations, including taxes and duties, laws governing the marketing and use of e-commerce websites and enhanced data privacy laws and security, rules, and regulations; (h) establishing and maintaining effective internal controls at foreign locations and the associated increased costs; (i) increased counterfeiting and the uncertainty of protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad; (j) compliance with anti-bribery, anti-corruption, and anti-money laundering laws, such as the FCPA, the Bribery Act, and OFAC regulations, by us, our employees, and our business partners; (k) currency exchange rate fluctuations and related effects on our results of operations; (l) economic weakness, including inflation, or political instability in foreign economies and markets; (m) compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad; (n) workforce uncertainty in countries where labor unrest is more common than in the United States; (o) business interruptions resulting from geopolitical actions, including war and terrorism, such as the recent war between Russia and Ukraine, or natural disasters, including earthquakes, typhoons, floods, fires, and public health issues, including the outbreak of a pandemic or contagious disease, such as COVID-19, or xenophobia resulting therefrom; (p) the imposition of tariffs on products that we import into international markets that could make such products more expensive compared to those of our competitors; (q) that our ability to expand internationally could be impacted by the intellectual property rights of third parties that conflict with or are superior to ours; (r) difficulty developing retail relationships; and (s) other costs and risks of doing business internationally.

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

Self-Regulatory Industry Standards

In addition to government regulation, privacy advocates and industry groups have proposed, and may propose in the future, self-regulatory standards. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards. If we fail to comply with these contractual obligations or standards, we may face substantial liability or fines. We expect that there will continue to be new proposed laws and regulations concerning data privacy and security in the United States and other jurisdictions in which we operate. We cannot yet determine the impact such future laws, regulations and standards may have on our business or operations.

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

Security Incidents

Security incidents compromising the confidentiality, integrity, and availability of our confidential or personal information and our third-party service providers’ information technology systems could result from cyber-attacks, computer malware, viruses, social engineering (including spear phishing and ransomware attacks), credential stuffing, supply chain attacks, efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, errors or malfeasance of our personnel, and security vulnerabilities in the software or systems on which we and our third party service providers rely. Any of these incidents could lead to interruptions or shutdowns of our platform, loss or corruption of data, or unauthorized access to or disclosure of personal data or other sensitive information. Cyberattacks could also result in the theft of our intellectual property. If we gain greater visibility, we may face a higher risk of being targeted by cyberattacks. Advances in computer capabilities, new technological discoveries or other developments may result in cyberattacks becoming more sophisticated and more difficult to detect. We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent all such cyberattacks. Moreover, techniques used to obtain unauthorized access to systems change frequently and may not be known until launched against us or our third-party service providers. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent actions by our employees, our third-party service providers, or their personnel.

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

The number of people who access the internet through devices other than personal computers, including mobile phones, smartphones, handheld computers such as notebooks and tablets, video game consoles, and television set-top devices, has increased dramatically in the past few years. The smaller screen size, functionality, and memory associated with some alternative devices may make the use of our sites and purchasing our products more difficult. The versions of our sites developed for these devices may not be compelling to consumers. In addition, it is time consuming and costly to keep pace with rapidly changing and continuously evolving technology. In 2021, the majority of orders were placed from a mobile device. However, we cannot be certain that our mobile applications or our mobile-optimized sites will be successful in the future.

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

On May 12, 2021, we entered into a Credit Agreement among Solo Brands, LLC, Solo Stove Intermediate, LLC, JPMorgan Chase Bank, N.A., and the Lenders and L/C Issuers party thereto (as subsequently amended on June 2, 2021 and September 1, 2021, the “Revolving Credit Facility”). As of December 31, 2021 we had $32.5 million outstanding under the Revolving Credit Facility. The Revolving Credit Facility is jointly and severally guaranteed by Holdings and any future subsidiaries that execute a joinder to the guaranty and related collateral agreements, or the Guarantors. The Revolving Credit Facility is also secured by a first priority lien on substantially all of our assets and the assets of the Guarantors, in each case subject to certain customary exceptions. We may, from time to time, incur additional indebtedness under the Revolving Credit Facility.

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

We have, in the past, identified a material weakness in our internal control over financial reporting. Any failure to maintain effective internal control over financial reporting could harm us.

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

We implemented measures designed to improve our internal control over financial reporting to address the underlying causes of this material weakness, including: increased the quality and expanded the number of people in our accounting department, completed the identified required remediation activities to improve general controls and implemented a new ERP system that should allow for more timely identification of reporting matters. As a result of these efforts, our management has concluded that the previously identified material weakness has been remediated as of December 31, 2021.

In accordance with the provisions of the JOBS Act, we and our independent registered public accounting firm were not required to, and did not, perform an evaluation of our internal control over financial reporting as of December 31, 2021, in accordance with the provisions of Section 404 of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act.

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

We believe that our sales include a seasonal component. Historically, our net sales have been highest in our second and fourth quarters, with the first quarter typically generating the lowest sales. This historical sales trend is supported by the demand for our products at the beginning of the summer and holiday shopping seasons. However, fluctuations in our quarterly operating results and the price of our common stock may be particularly pronounced in the current economic environment due to the uncertainty caused by the current COVID-19 pandemic and its potential future impact on consumer spending patterns, as well as the impacts of the reopening of the economy and lessening of restrictions on movement and travel.

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

We are subject to credit risk.

We are exposed to credit risk primarily on our accounts receivable. This risk was and may further be exacerbated by the effects of the COVID-19 pandemic. We provide credit to our retail partners in the ordinary course of our business. While we believe that our exposure to concentrations of credit risk with respect to trade receivables is mitigated by limiting our retail partners to well-known businesses, we nevertheless run the risk of our retail partners not being able to meet their payment obligations, particularly in a future economic downturn. If a material number of our retail partners were not able to meet their payment obligations, our results of operations could be harmed.

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

Under the Holdings LLC Agreement, Holdings will, from time to time, make distributions in cash to its equity holders (including Solo Brands, Inc.) pro rata, in amounts at least sufficient to cover the taxes on their allocable share of taxable income of Holdings (subject to the limitations and restrictions described above, including under the Revolving Credit Facility). As a result of (i) potential differences in the amount of net taxable income allocable to Solo Brands, Inc. and to Holdings’ other equity holders, (ii) the lower tax rates currently applicable to corporations as opposed to individuals, and (iii) the favorable tax benefits that Solo Brands, Inc. anticipates from any purchase of LLC Interests from the Continuing LLC Owners in connection with the Transactions and future redemptions or exchanges of LLC Interests by the Continuing LLC Owners for Solo Brands, Inc. Class A common stock or cash pursuant to the Holdings LLC Agreement, tax distributions payable to Solo Brands, Inc. may be in amounts that exceed its actual tax liabilities with respect to the relevant taxable year, including its obligations under the Tax Receivable Agreement. Solo Brands, Inc.’s board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of other expenses or dividends on Solo Brands, Inc.’s stock, although Solo Brands, Inc. will have no obligation to distribute such cash (or other available cash) to its stockholders.

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

The Original LLC Owners control approximately 83% of the combined voting power of our common stock through their ownership of both Class A common stock and Class B common stock. The Original LLC Owners will, for the foreseeable future, have the ability to substantially influence us through their ownership position over corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval. The Original LLC Owners are able to, subject to applicable law, and the voting arrangements described in the Prospectus, elect a majority of the members of our board of directors and control actions to be taken by us and our board of directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of the Original LLC Owners may in some circumstances conflict with our interests and the interests of our other stockholders, including you. For example, the Continuing LLC Owners may have different tax positions from us, especially in light of the Tax Receivable Agreement that could influence our decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when Solo Brands, Inc. should terminate the Tax Receivable Agreement and accelerate its obligations thereunder. In addition, the determination of future tax reporting positions and the structuring of future transactions may take into consideration the Continuing LLC Owners’ tax or other considerations, which may differ from the considerations of us or our other stockholders.

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

We have an aggregate of 411,602,365 shares of Class A common stock authorized but unissued, including approximately 33,416,783 shares of Class B common stock issuable upon redemption of LLC Interests, 31,222,912 of which had vested on March 1, 2022, that are held by the Continuing LLC Owners. In connection with the completion of our IPO, Holdings entered into the Holdings LLC Agreement and, subject to certain restrictions set forth therein and as described elsewhere in the Prospectus, the Continuing LLC Owners are entitled to have their LLC Interests redeemed for shares of our Class A common stock. We also to entered into the Registration Rights Agreement with the Original LLC Owners, certain of our other stockholders and Holdings pursuant to which the shares of Class A common stock issued to the Continuing LLC Owners upon redemption of their LLC Interests and the shares of Class A common stock issued to the Former LLC Owners in connection with the Transactions will be eligible for resale, subject to certain limitations set forth therein.

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

The price of our Class A common stock has and will likely continue to fluctuate and you may not be able to sell the shares you purchase at or above your purchase price.

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

Substantial future sales, or the perception of future substantial sales, by us or our existing stockholders in the public markets could cause the market price of our Class A common stock to decline.

Sales of substantial amounts of our Class A common stock in the public market, or the perception that such sales could occur, could adversely affect the price of our Class A common stock and could impair our ability to raise capital through the sale of additional shares.

As of March 1, 2022, 63,400,772 shares of Class A common stock were issued and outstanding and an additional 705,634 shares had the potential to vest in the future. Additionally, 31,222,912 shares of Class B common stock were issued and outstanding and an additional 2,193,871 shares would be issuable upon redemption or exchange of LLC Interests. The shares of Class A common stock sold in the IPO are freely tradable without restriction under the Securities Act, except for any shares of our common stock that may be held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which will be restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available.

The outstanding 48,558,927 shares of Class A common stock held by the Former LLC Owners are subject to certain restrictions on sale. All of our executive officers and directors and the Original LLC Owners agreed with the underwriters, subject to certain exceptions, not to dispose of or hedge any shares of common stock or securities convertible into or exchangeable for (including the LLC Interests), or that represent the right to receive, shares of common stock during the period from the date of our Prospectus continuing through the date 180 days after the date of our Prospectus, except with the prior written consent of the representatives on behalf of the underwriters.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in a 430,000 square foot leased facility in Grapevine, Texas. In addition to our corporate headquarters we maintain leases for retail and warehousing locations and office operations in Texas, California, Georgia, Florida, Mexico, and the Netherlands. Our primary warehouse and distribution centers as of December 31, 2021, were located in Grapevine, Texas, Salt Lake City, Utah, Elizabethtown, Pennsylvania, and Rotterdam, Netherlands.

We believe that our facilities are in good condition and are adequate to support our current needs.

Item 3. Legal Proceedings

From time to time, we are, have been, and may become subject to arbitration, litigation or claims arising in the ordinary course of business. The results of any current or future claims or proceedings cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and litigation costs, diversion of management resources, reputational harm and other factors. The Company is not currently a party to any pending litigation that the Company considers material.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

Our common stock has been listed and traded on the NYSE under the symbol “DTC” since October 28, 2021. Prior to that time, there was no public market for our common stock. There is no established trading market for our Class B common stock.

As of March 1, 2022, other than shares offered to the public, there were approximately 15 shareholders of record of our Class A common stock and approximately 73 holders of record of our Class B common stock. This does not include the significant number of beneficial owners whose stock is in nominee or “street name” accounts through brokers, bank, or other nominees.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

We did not repurchase any of our equity securities during the quarter ended December 31, 2021.

Recent Sales of Unregistered Securities

We did not sell any equity securities during the year ended December 31, 2021 that were not registered under the Securities Act.

Dividend Policy

We have not declared or paid any cash dividends on our common stock. We intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Use of Proceeds from our IPO

On October 28, 2021, we completed our initial public offer (the “IPO”), in which we issued and sold 12,903,225 shares of our Class A common stock at a price to the public of $17.00 per share. We raised net proceeds of $198.4 million, after deducting the underwriting discount and commissions and additional offering costs. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-260026), as amended (the “Registration Statement”), declared effective by the SEC on October 27, 2021. BofA Securities, Inc., J.P. Morgan Securities LLC and Jefferies LLC acted as representatives of the underwriters for the offering. The offering terminated after the sale of all securities registered pursuant to the Registration Statement.

On November 10, 2021, the underwriters exercised their option to purchase 1,935,483 Class A common stock. We received net proceeds of $30.6 million after deducting the underwriters discount.

Solo Brands, Inc. used the proceeds to repay outstanding indebtedness under the Subordinated Debt of $30.0 million and Revolving Credit Facility of $196.1 million.

Stock Performance Graph

The following graph and table compares the total shareholder return for our Class A common stock with that of the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and Standard & Poor’s 500 Apparel, Accessories & Luxury Goods Index. The graph assumes that $100 was invested on October 28, 2021 (the date our common stock commenced trading on the NYSE) in our Class A common stock, the S&P 500 Index, and Standard & Poor’s 500 Apparel, Accessories & Luxury Goods Index and assumes reinvestment of any dividends, if any. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Comparison of Cumulative Total Return Since October 28, 2021
Assumes Initial Investment of $100
$150
$100
$50
$0
10/28/21
12/31/21
Solo Brands, Inc.
S&P 500 Index
S&P 500 Apparel, Accessories & Luxury Goods Index

	Base Period
Company/Index	10/28/2021	12/31/2021
Solo Brands, Inc.	$100.00	$91.94
S&P 500 Index	100.00	103.69
S&P 500 Apparel, Accessories & Luxury Goods Index	$100.00	$99.33

The performance graph and table are not intended to be indicative of future performance. The performance graph and table shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Risk Factors” and our audited consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Risk Factors” and our audited consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.
Overview
We own and operate premium authentic lifestyle brands with ingenious products we market and deliver through our Direct-To-Consumer (“DTC”) platform. We aim to help our customers enjoy good moments that create lasting memories. We consistently deliver innovative, high-quality products that are loved by our customers and revolutionize the outdoor experience, build community and help everyday people reconnect with what matters most. In fiscal year 2021, we acquired Oru Kayak and ISLE Paddle Boards, which expanded our served market opportunity into the U.S. paddle sports market, and Chubbies apparel, which expanded our served market opportunity into the clothing and accessories category.

As a result of the change in control transaction that occurred in 2020, we presented two periods of financial information in the consolidated statements of operations in 2020. The periods presented in 2020 are January 1, 2020 through October 8, 2020, defined as the Intermediate Successor, and October 9, 2020 through December 31, 2020, defined as the Successor. These periods are not comparable, as the principal impact of the change of control transaction relates to the application of purchase accounting, and the recognition of assets and liabilities at their fair values as of the time of the transaction (this transaction did not involve the combination of our Company with another operating company).

Supplemental to the presentation described above, we have combined the Intermediate Successor and Successor for fiscal year 2020. The combination of these periods is solely for illustrative purposes, only to assist the discussion below, and does not represent pro forma financial results compiled in accordance with Regulation S-X of the Securities Act. In particular, this combined presentation does not give effect to the recognition of assets and liabilities at fair market value, in accordance with purchase accounting, as if the transactions had occurred at the beginning of the corresponding fiscal year. The primary impact from the application of purchase accounting in both the Intermediate Successor and Successor periods was the step-up in the cost of our inventory and intangible assets to fair market value, which has a corresponding non-cash, negative impact on gross profit and net income.

Our net sales increased from $133.4 million in the combined year ended December 31, 2020, to $403.7 million in the Successor period for the year ended December 31, 2021, representing a growth rate of 202.6%. Our strong results were driven by solid demand despite supply chain challenges that impacted the industry. In addition, to generate long-term organic growth, we take deliberate care to monitor and respond to our customer health as measured for our Solo Stove products by our customer referral rate of 48.2%, our repeat purchase rate 40.0%, and our net promoter score of 77 in 2021. Together, these health checks ensure we continue to keep the customer at the center of what we do and drive solid customer lifetime value.

Our net income increased from a net loss of $24.2 million (comprised of a $15.9 million net loss in the Intermediate Successor period from January 1, 2020, through October 8, 2020, and a net loss of $8.3 million in the Successor period from October 9, 2020, through December 31, 2020) in the combined year ended December 31, 2020 to net income of $56.5 million in the Successor period for the year ended December 31, 2021.

In 2021 we acquired three additional brands, Oru, ISLE, and Chubbies to pair with Solo Stove and further propel our Solo Brands growth story. Solo Stove stand-alone net sales grew 171.3% over the prior year to $362.0 million, while organic sales in our other lifestyle brands Chubbies, Oru, and ISLE, grew 60.4% to $121.3 million over the prior year. Altogether, our brands grew 131.2% to $483.3 million in net sales if we had owned all brands for the full year. We continue to look for new and exciting brands to add to our offering and bring our customers additional opportunities to create lasting memories.
Initial Public Offering and Reorganization Transactions
On October 28, 2021, we completed our initial public offer (the “IPO”), in which we issued and sold 12,903,225 shares of our Class A common stock at a price to the public of $17.00 per share. We raised net proceeds of $198.4 million, after deducting the underwriting discount and commissions and additional offering costs. On November 10, 2021, the underwriters exercised their option to purchase 1,935,483 Class A common stock. We received $30.6 million after deducting the underwriters discount. Solo Brands, Inc. used the proceeds to repay outstanding indebtedness under the Subordinated Debt of $30.0 million and Revolving Credit Facility of $196.1 million.
Prior to the completion of the IPO, we undertook certain reorganization transactions such that Solo Brands, Inc. is now a holding company, and its sole material asset is a controlling equity interest in Solo Stove Holdings, LLC (“Holdings”). As the general partner of Holdings, Solo Brands, Inc. operates and controls the business and affairs of Holdings and its subsidiaries and has the obligation to absorb losses and receive benefits from Holdings. Solo Brands, Inc. will consolidate Holdings in its consolidated financial statements and report a non-controlling interest related to the common units held by the pre-IPO common unitholders and the incentive units held by the continuing incentive unitholders in its consolidated financial statements.

Solo Brands, Inc. is a corporation for U.S. federal and state income tax purposes. Holdings has been since the Summit Acquisition (as described in Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K) treated as a flow-through entity for U.S. federal income tax purposes, and as such, has generally not been subject to U.S. federal income tax at the entity level. Accordingly, the historical results of operations and other financial information set forth in this Annual Report do not include any material provisions for U.S. federal income tax for the periods prior to our initial public offering. Following our initial public offering, Solo Brands, Inc. pays U.S. federal and state income taxes as a corporation on its share of Holdings’ taxable income.
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
Outlook

We believe we have significant opportunities to continue our upward momentum. Our long-term growth strategy includes each of the following:

•Accelerate organic growth in each brand, including introducing new and enhanced products
•Utilize scale and platform efficiencies
•Expand internationally
•Strategic acquisitions
•Expand our wholesale sales channel

With the successful completion of our IPO, our current debt structure and the ability to access capital markets, we believe we are financially poised to successfully execute on our strategy. Additionally, we continue to recruit and retain top talent, and our people are key to our success.

Into 2021, we continued to experience tailwinds from growth in e-commerce as consumers progress in the shift toward online shopping, including in our wholesale and international channels, and digitally-native brands. However, while we are optimistic about the future growth opportunities for all our brands, we are not immune to the recent macro headwinds, including inflation, that could impact discretionary spending in 2022. In addition, increased freight and raw materials costs as well as supply chain issues persist in the economy and put pressure on our business. As these issues evolve, our margins may be impacted. Our first quarter is typically our lowest quarter for sales following the holiday shopping season as well as colder weather keeping more people indoors.

Key Factors Affecting Our Results of Operations

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed in Item 1A - Risk Factors and included elsewhere in this Annual Report on Form 10-K.

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

Seasonality/Weather

Sales have historically experienced seasonality, with our highest level of sales typically being generated in the second and fourth fiscal quarters, with the first fiscal quarter typically generating the lowest sales. This historical sales trend is supported by the demand for our products at the beginning of the summer and holiday shopping seasons. Unfavorable weather can impact demand, including wet or exceptionally hot or dry weather conditions. Widespread wild fires also have potential to adversely impact our business.

COVID-19 Impacts

In March 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic. The COVID-19 pandemic has significantly impacted global economies, resulting in travel restrictions, business slowdowns or shutdowns in affected areas, reduced economic activity, and changes in consumer behavior.
Disruptions related to the COVID-19 pandemic have affected our business, as well as those of our consumers, retail partners, and suppliers. However, throughout the COVID-19 pandemic and during 2021, customer demand for our products continued and we generated significant growth. Two positive factors contributing to customer demand and our significant growth during the pandemic were: (1) COVID-19 increased consumer interest for outdoor living and outdoor recreation, and (2) it accelerated online shopping that has continued through today, increasing our DTC sales.
The COVID-19 pandemic created challenges with our supply chain. While we have maintained and added new suppliers to support our growth, ocean freightliners experienced unprecedented demand and the availability and cost of shipping containers severely increased. We experienced sharp increases to container costs and had to increase our resources to manage and ensure adequate space on ships to move our product from overseas by onboarding several new shipping carriers to our vendor list.
As we continue to monitor and navigate the COVID-19 pandemic and its effects, we may take additional actions based on the requirements and recommendations of local health guidelines, and intend to focus on investments for future, long-term growth. In certain circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the COVID-19 pandemic on our financial condition, results of operations or cash flows in the future. In addition, see Part I, Item 1A. “Risk Factors” elsewhere in this Annual Report on Form 10-K for more information regarding risks associated with the COVID-19 pandemic.

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

Components of Our Results of Operations

Net Sales

Net sales are comprised of DTC channel sales and wholesale channel sales to retail partners. Net sales in both channels reflect the impact of partial shipments, product returns, and discounts for certain sales programs or promotions.
We believe that our net sales include a seasonal component. In the DTC channel, our historical net sales tend to be highest in our second and fourth quarters, while our wholesale channel has generated higher sales in the first and third quarters. Additionally, we expect volatility in the results of operations throughout the year relative to the timing of new product launches.

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

Other Operating Expenses

Other operating expenses consist primarily of acquisition-related expenses related to the Oru, ISLE, and Chubbies acquisitions in 2021 and the change in control event in 2020. Additionally, other operating expenses include certain costs incurred for the initial public offering and business optimization and expansion expenses.

Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Net Sales

	SUCCESSOR	SUCCESSOR	INTERMEDIATE SUCCESSOR	Combined	Change
	Year Ended	Period from October 9, 2020 through December 31, 2020	Period from January 1, 2020 through October 8, 2020	Year Ended
(dollars in thousands)	December 31, 2021			December 31, 2020	$	%
Net sales	$403,717	$60,852	$72,576	$133,428	270,289	202.6%

Net sales increased $270.3 million, or 202.6%, to $403.7 million for Successor period for the year ended December 31, 2021, compared to $133.4 million for the combined year ended December 31, 2020. $41.7 million of this increase was due to the acquisitions of Oru, ISLE and Chubbies. The remaining increase was primarily driven by a 145.2% increase in total orders period over period. Additionally, the average order size increased by 19.9%, period over period. We believe the increase in the number of orders was primarily due to our increased spending on our digital marketing strategy, growing brand awareness, and increased demand for outdoor recreation and leisure lifestyle products, which we believe was partially attributable to the COVID-19 pandemic solidifying consumer interest in the outdoors and our products.

Net sales for the Successor period, from October 9, 2020, through December 31, 2020, was comprised of $57.0 million, or 93.6%, of DTC sales and $3.9 million, or 6.4%, of wholesale sales.

Net sales for the Intermediate Successor period, from January 1, 2020, through October 8, 2020, was comprised of $65.7 million, or 90.5%, of DTC sales and $6.9 million, or 9.5%, of wholesale sales.

Cost of Goods Sold and Gross Profit

	SUCCESSOR	SUCCESSOR	INTERMEDIATE SUCCESSOR	Combined	Change
	Year Ended	Period from October 9, 2020 through December 31, 2020	Period from January 1, 2020 through October 8, 2020	Year Ended
(dollars in thousands)	December 31, 2021			December 31, 2020	$	%
Cost of goods sold	$144,809	$23,183	$23,275	$46,458	98,351	211.7%
Gross profit	$258,908	$37,669	$49,301	$86,970	171,938	197.7%
Gross margin (Gross profit as a % of net sales)	64.1%	61.9%	67.9%	65.2%		(1.1)%

Cost of goods sold increased $98.4 million, or 211.7%, to $144.8 million in the Successor period for the year ended December 31, 2021, compared to $46.5 million in the combined year ended December 31, 2020, primarily due to increased product and freight expenses associated with the increased demand of our products and a $12.3 million fair value write-up of inventory related to the acquisitions of Oru, ISLE and Chubbies. As of December 31, 2021, $7.8 million of the fair value write-up of inventory had not been recognized. Gross profit also increased $171.9 million, or 197.7%, to $258.9 million in the Successor period for the year ended December 31, 2021, compared to $87.0 million in the combined year ended December 31, 2020, due to an increased demand for our products.

Cost of goods sold for the Successor period, from October 9, 2020, through December 31, 2020, was primarily driven by product and freight expenses associated with the demand for our products, and an inventory write-up of $5.8 million as a result of the 2020 change in control event that was recognized in expense in this period. As of December 31, 2020, there was still $0.7 million of inventory write-up that had not yet been expensed through cost of goods sold that was expensed in 2021.

Cost of goods sold for the Intermediate Successor period, from January 1, 2020, through October 8, 2020, was primarily driven by product and freight expenses associated with the demand for our products, and an inventory write-up of $1.9 million as a result of the 2019 change in control event that was recognized in this period.

Gross margin decreased 1.1% to 64.1% in the Successor period for the year ended December 31, 2021, from 65.2% in the combined year ended December 31, 2020. The decrease in gross margin was primarily due to increased product and freight expenses associated with the increased demand of our products.

Gross margin for the Successor period, from October 9, 2020, through December 31, 2020, was primarily driven by increased demand for our products, offset by product and freight expenses associated with this demand, as well as write-up of inventory resulting from the application of purchase accounting from change in control event that occurred in 2020.

Gross margin for the Intermediate Successor period, from January 1, 2020, through October 8, 2020, was primarily driven by increased demand for our products offset by product and freight expenses associated with this demand.

Selling, General, and Administrative Expenses

	SUCCESSOR	SUCCESSOR	INTERMEDIATE SUCCESSOR	Combined	Change
	Year Ended	Period from October 9, 2020 through December 31, 2020	Period from January 1, 2020 through October 8, 2020	Year Ended
(dollars in thousands)	December 31, 2021			December 31, 2020	$	%
Selling, general, and administrative expenses	$159,524	$18,515	$21,499	$40,014	119,510	298.7%
SG&A as a % of net sales	39.5%	30.4%	29.6%	30.0%		9.5%

SG&A increased $119.5 million, or 298.7%, to $159.5 million in the Successor period for the year ended December 31, 2021, compared to $40.0 million in the combined year ended December 31, 2020. The increase in SG&A was primarily driven by the following: an increase in our advertising and marketing spend of $57.0 million, an increase in shipping costs of $24.4 million, an increase in employee costs of $20.6 million due to increased headcount and equity-based compensation expense, and an increase in seller fees of $8.9 million. As a percentage of net sales, SG&A increased to 39.5% in the Successor period for the year ended December 31, 2021, from 30.0% in the combined year ended December 31, 2020 primarily related to the increase in advertising and marketing spend.

SG&A for the Successor period, from October 9, 2020, through December 31, 2020, was primarily driven by advertising and marketing spend of $9.4 million, shipping costs of $4.1 million, seller fees of $2.8 million, and $1.4 million of employee costs.

SG&A for the Intermediate Successor period, from January 1, 2020, through October 8, 2020, was primarily driven by advertising and marketing spend of $8.4 million, shipping costs of $5.1 million, employee costs of $3.3 million, and seller fees of $2.6 million.
Depreciation and Amortization Expenses

	SUCCESSOR	SUCCESSOR	INTERMEDIATE SUCCESSOR	Combined	Change
	Year Ended	Period from October 9, 2020 through December 31, 2020	Period from January 1, 2020 through October 8, 2020	Year Ended
(dollars in thousands)	December 31, 2021			December 31, 2020	$	%
Depreciation and amortization expenses	$18,228	$3,285	$2,387	$5,672	12,556	221.4%
Depreciation and amortization expenses as a % of net sales	4.5%	5.4%	3.3%	4.3%		0.2%

Depreciation and amortization expenses increased $12.6 million, or 221.4%, to $18.2 million in the Successor period for the year ended December 31, 2021, compared to $5.7 million in the combined year ended December 31, 2020. The increase in depreciation and amortization expenses was primarily driven by an $11.9 million increase in amortization related to increases in definite-lived intangible assets of $277.9 million as a result of the Oru, ISLE and Chubbies acquisitions as well as the 2020 change in control event.

Depreciation and amortization expenses for the Successor period, from October 9, 2020, through December 31, 2020, was primarily driven by amortization expense of $3.2 million. As of December 31, 2020, we had a definite lived intangible asset balance of $203.8 million due to the 2020 change in control event.

Depreciation and amortization expenses for the Intermediate Successor period, from January 1, 2020, through October 8, 2020 was primarily driven by amortization expense of $2.3 million. As of October 8, 2020, we had a definite lived intangible asset balance of $41.1 million due to the 2019 change in control event.

Other Operating Expenses

	SUCCESSOR	SUCCESSOR	INTERMEDIATE SUCCESSOR	Combined	Change
	Year Ended	Period from October 9, 2020 through December 31, 2020	Period from January 1, 2020 through October 8, 2020	Year Ended
(dollars in thousands)	December 31, 2021			December 31, 2020	$	%
Other operating expenses	$12,293	$22,538	$39,203	$61,741	(49,448)	(80.1)%
Other operating expenses as a % of net sales	3.0%	37.0%	54.0%	46.3%		(43.3)%

Other operating expenses decreased $49.4 million, or 80.1%, to $12.3 million in the Successor period for the year ended December 31, 2021, compared to $61.7 million in the combined year ended December 31, 2020. The decrease in other operating expenses was primarily related to the 2020 change in control event, including the settlement of incentive awards and transaction bonuses of $37.9 million, $2.9 million of seller and transaction expenses, $1.9 million of buyer expenses paid by the seller, as well as a $19.1 million loss on contingent consideration in the combined year ended December 31, 2020 that did not recur in the Successor period for the year ended December 31, 2021. Partially offsetting these decreases in other operating expenses were $8.1 million of acquisition-related expenses and $2.6 million of business optimization expenses in the Successor period for the year ended December 31, 2021 related to the Company's significant growth, compared to no such expenses in the combined year ended December 31, 2020.

Other operating expenses for the Successor period, from October 9, 2020, through December 31, 2020, was driven by an increase of $19.1 million to the fair value of the contingent consideration from the 2020 change in control transaction and $3.5 million of transaction expenses in connection with the 2020 change in control transaction.

Other operating expenses for the Intermediate Successor period, from January 1, 2020, through October 8, 2020, was driven by $39.2 million of transaction expenses in connection with the 2020 change in control transaction.
Non-Operating Expenses
Interest expense was $10.1 million in the Successor period for year ended December 31, 2021 compared to $3.2 million in the combined year ended December 31, 2020. The increase in interest expense was primarily due to $131.9 million of gross debt outstanding as of December 31, 2021, as compared to $75.0 million of gross debt outstanding as of December 31, 2020.
Interest expense for the Successor period, from October 9, 2020, through December 31, 2020, was primarily driven by $1.5 million of interest expense associated with the senior debt and subordinated debt.

Interest expense for the Intermediate Successor period, from January 1, 2020, through October 8, 2020, was primarily driven by $1.7 million of interest expense associated with the term loan.
Income Taxes

We are the sole managing member of Holdings, and as a result, consolidate the financial results of Holdings. Holdings is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Holdings is passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss of Holdings, as well as any stand-alone income or loss generated by Solo Brands, Inc.

Income taxes was $2.0 million in the Successor period for year ended December 31, 2021, compared to $0.1 million in the combined year ended December 31, 2020. Income taxes represents federal, state, and local income taxes on the Company's allocable share of taxable income of Holdings, as well as Oru's and Chubbies' federal and state tax expense.

Income taxes for the Successor period, from October 9, 2020 through December 31, 2020, was driven by a nominal amount of Texas franchise tax expense.

Income taxes for the Intermediate Successor period, from January 1, 2020 through October 8, 2020, was driven by $0.1 million of Texas franchise tax expense.

Liquidity and Capital Resources
General

Historically, our cash requirements have principally been for working capital purposes. We expect these needs to continue as we develop and grow our business. We fund our working capital, primarily inventory, and accounts receivable, from cash flows from operating activities, cash on hand, and borrowings under our Revolving Credit Facility.
Current Liquidity

As of December 31, 2021, we had a cash balance of $25.1 million, working capital (excluding cash) of $87.2 million, and $317.5 million of borrowings available under the Revolving Credit Facility.
Revolving Credit Facility and Term Loan
On May 12, 2021, we entered into that certain credit agreement with JPMorgan Chase Bank, N.A., the Lenders and L/C Issuers party thereto (each as defined therein) and the other parties thereto (as subsequently amended on June 2, 2021, and September 1, 2021, the “Revolving Credit Facility”). As so amended, the Revolving Credit Facility allows us to borrow up to $350.0 million of revolving loans, including the ability to issue up to $20.0 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under the Revolving Credit Facility, it does reduce the amounts available under the Revolving Credit Facility. The Revolving Credit Facility matures on May 12, 2026 and bears interest at a rate equal to the base rate as defined in the agreement plus an applicable margin, which as of December 31, 2021, was based on LIBOR. Interest is due on the last business day of each March, June, September and December. On December 31, 2021, we had $32.5 million in outstanding borrowings and $317.5 million available for future borrowings on the Revolving Credit Facility. All outstanding principal and interest due under the Revolving Credit Facility are due at maturity.

In addition to the above, the amendment on September 1, 2021 included a provision to borrow up to $100.0 million under a term loan (the “Term Loan”). The proceeds from the Term Loan were used to fund the Chubbies acquisition. The Term Loan matures on September 1, 2026 and bears interest at 1.25% plus an applicable margin, which as of December 31, 2021 was based on LIBOR. We were required to make quarterly principal payments on the Term Loan beginning on December 31, 2021. On December 31, 2021, we had $99.4 million outstanding on the Term Loan. All outstanding principal and interest due on the Term Loan are due at maturity.
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

In addition, the Revolving Credit Facility contains customary financial and non-financial covenants limiting, among other things, mergers and acquisitions; investments, loans, and advances; affiliate transactions; changes to capital structure and the business; additional indebtedness; additional liens; the payment of dividends; and the sale of assets, in each case, subject to certain customary exceptions. The Revolving Credit Facility contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the Revolving Credit Facility to be in full force and effect, and a change of control of our business. We were in compliance with all covenants under the Revolving Credit Facility as of December 31, 2021.

Subordinated Debt – Related Party

On October 9, 2020, Solo Brands, LLC entered into a Note Purchase Agreement, or the Summit Note Agreement, by and among itself, the guarantors party thereto from time to time, the purchasers party thereto, and Summit Partners Subordinated Debt Fund V-A, L.P., as the Purchaser Representative. Pursuant to the terms of the Summit Note Agreement, certain affiliates of Summit Partners, L.P. purchased from Solo Brands, LLC $30.0 million of senior subordinated notes, or the Summit Notes. On November 5, 2021, the Company repaid in full the Subordinated Debt - related party. The Summit Notes bore interest at a rate of 12% per annum, with an original maturity date of October 9, 2026. The Summit Notes were also subject to mandatory prepayment, plus accrued interest and related mandatory prepayment premium, upon the occurrence of certain liquidity events described in the Summit Note Agreement, including the initial public offering.

Senior Debt Facility

On November 6, 2020, we entered into a credit agreement with a bank (the “Senior Debt Facility”). Under the terms of this agreement, we borrowed $45 million under a term loan. The proceeds from the term loan were used to repay certain outstanding bridge indebtedness entered as part of the 2019 Agreement described in Note 1. We voluntarily repaid in full the principal amount and $1.0 million of accrued interest outstanding under the Senior Debt Facility on May 31, 2021, using proceeds from the Revolving Credit Facility described above. The Senior Debt Facility bore interest at a rate equal to a base rate defined in the agreement plus an applicable margin. At the time of the repayment, we wrote off $1.5 million of debt issuance costs associated with the Senior Debt Facility.
Cash Flows

	SUCCESSOR	SUCCESSOR	INTERMEDIATE SUCCESSOR	Combined
	Year Ended	Period from October 9, 2020 through December 31, 2020	Period from January 1, 2020 through October 8, 2020	Year Ended
(dollars in thousands)	December 31, 2021			December 31, 2020
Cash flows provided by (used in):
Operating activities	$(10,246)	$5,592	$27,087	$32,679
Investing activities	(143,889)	(273,441)	(661)	(274,102)
Financing activities	$146,478	$300,602	$(19,530)	$281,072
Operating activities

Net cash used in operating activities was $10.2 million in the Successor period for the year ended December 31, 2021, compared to net cash provided by operating activities of $32.7 million in the combined year ended December 31, 2020. The $42.9 million decrease in cash provided by operating activities was primarily due to the following:
•changes in inventory decreased operating cash flow by $47.3 million, primarily driven by purchases of additional inventory to meet the increased demand of our products;
•changes in deferred revenue decreased operating cash flow by $38.1 million, primarily driven by shipments of previously backordered products;
•changes in accrued expenses and other current liabilities decreased operating cash flow by $21.3 million, primarily driven by a reduction in accruals for transaction related expenses related to the change in control transaction in 2020 as well as the payout of member distributions related to 2020;
•changes in accounts receivable decreased operating cash flow by $12.6 million, primarily driven by an increase in credit sales; and
•changes in prepaid expenses and other current assets decreased operating cash flow by $7.9 million, primarily driven by increases in prepaid insurance, marketing and software and deposits to vendors for materials and accessories.

Partially offsetting these decreases in cash provided by operating activities was net income, which increased operating cash flow by $80.7 million. Adjustments to net income for non-cash items, included decreases in operating cash flow of $19.1 million related to the change in fair value of contingent consideration and $3.1 million related to deferred income taxes, offset by amortization of intangible assets, which increased operating cash flow by $11.9 million, and equity-based compensation, which increased operating cash flow by $7.3 million.

Investing activities

Cash used in investing activities was $143.9 million in the Successor period for the year ended December 31, 2021, primarily related to the assets and liabilities acquired in the Oru, ISLE, and Chubbies acquisitions. Cash used in investing activities was $274.1 million in the combined period for the year ended December 31, 2020, primarily related to the assets and liabilities acquired as a result of the change in control event. Additionally, capital expenditures decreased investing cash flow by $9.7 million in the Successor period for the year ended December 31, 2021 compared to the combined period for the year ended December 31, 2020, primarily related to the construction of our new global headquarters.
Financing activities

Cash provided by financing activities was $146.5 million in the Successor period for the year ended December 31, 2021, compared to $281.1 million in the combined period for the year ended December 31, 2020. The $134.6 million decrease in cash provided by financing activities was primarily due to the following:

•A $97.9 million increase in payment of contingent consideration
•A $16.6 million increase in distributions to members and non-controlling interests
•Proceeds from the issuance of Class A units, net of underwriters’ discounts of $250.0 million in the combined period for the year ended December 31, 2020, compared to $229.0 million of proceeds from our initial public offering, net of underwriters’ discounts, commissions and offering costs in the Successor period for the year ended December 31, 2021

Partially offsetting these decreases in cash provided by financing activities were $52.7 million of proceeds from long-term debt, net of repayments and issuance costs, in the Successor period for the year ended December 31, 2021, compared to net proceeds from long-term debt of $49.0 million in the combined period for the year ended December 31, 2020.

Contractual Obligations

The following table summarizes our material contractual obligations as of December 31, 2021 (in thousands):

		Payments Due by Fiscal Year
	Total	2022	2023	2024	2025	2026	Thereafter
Long-term debt(1)	$131,875	$3,125	$5,000	$6,250	$10,625	$106,875	$—
Interest(2)	5,219	1,334	1,293	1,228	1,113	251	—
Operating leases(3)	30,640	4,877	5,520	5,268	5,063	3,969	5,943
Inventory obligations(4)	14,840	14,840	—	—	—	—	—
Total	$182,574	$24,176	$11,813	$12,746	$16,801	$111,095	$5,943

(1)    Long-term debt consists of required principal payments on long-term debt.
(2)    Interest payment obligations represent required interest payments on long-term debt. Amounts exclude amortization of debt issuance costs, debt discounts, and acquisition costs that would be included in interest expense in the consolidated financial statements.
(3)    Operating leases represent required lease payments during the noncancelable lease term. Variable payments for occupancy-related costs, common area maintenance charges, real estate taxes, insurance and contingent rent are not included above.
(4)    Inventory obligations represent binding commitments to purchase finished goods, raw materials and contract production that are payable upon shipment from the manufacturer.
Critical Accounting Estimates

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
See Note 2, Significant Accounting Policies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about our significant accounting policies, including our critical accounting policies. The critical accounting estimates that reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements include those noted below. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.
Revenue Recognition

The Company primarily engages in direct-to-consumer transactions, which is comprised of product sales directly from the brands’ websites, and business-to-business transactions, which is comprised of product sales to retailers, including where possession of the Company’s products is taken and sold by the retailer in-store or online.

There are no significant extended payment terms with our customers. Payment is due at the time of sale on our website for our direct-to-consumer transactions. Our business-to-business customers’ payment terms vary depending on the contract with each retailer, but the most common is net 30 or net 60 days.

Revenue is recognized for the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods to a customer. The consideration promised in a contract with a customer includes fixed and variable amounts. The fixed amount of consideration is the standalone selling price of the goods sold. Variable considerations, including cash discounts and rebates, are deducted from gross sales in determining net sales. Variable considerations also include the portion of goods that are expected to be returned and refunded. Any consideration received (or receivable) that the Company expects to refund to the customer will be recognized as a refund liability. Our refund liability is based on historical experience and trends. The actual amount of customer returns and refunds may differ from our estimates. Net sales include shipping costs charged to the customer and is recorded net of taxes collected from customers, which are remitted to government authorities.
Income Taxes

In determining the provision for income taxes for financial statement purposes, we make estimates and judgments which affect our evaluation of the carrying value of our deferred tax assets as well as our calculation of certain tax liabilities. We evaluate the carrying value of our deferred tax assets on a quarterly basis. In completing this evaluation, we consider all available positive and negative evidence. Such evidence includes historical operating results, the existence of cumulative earnings and losses in the most recent fiscal years, taxable income in prior carryback year(s) if permitted under the tax law, expectations for future pre-tax operating income, the time period over which our temporary differences will reverse, and the implementation of feasible and prudent tax planning strategies. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including projected revenue growth, and operating margins, among others. Deferred tax assets are reduced by a valuation allowance if, based on the weight of this evidence, it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized in future periods.

We have recorded a valuation allowance against the capital loss resulting from the portion of the basis difference in our investments in Holdings, Oru, and Chubbies, that will only reverse upon the eventual sale of our interest in Holdings, Oru, and Chubbies, as well as certain state tax losses and foreign losses that are not expected to be utilized prior to expiration. As of December 31, 2021, we had $2.5 million of deferred tax assets, net of valuation allowances. We expect to realize future tax benefits related to the utilization of these assets. However, since future financial results may differ from previous estimates, periodic adjustments to our valuation allowance may be necessary. If we determine in the future that we will not be able to fully utilize all or part of these deferred tax assets, we would record a valuation allowance through earnings in the period the determination was made, which would have an adverse effect on our results of operations and earnings in future periods.
Goodwill and Intangible Assets

Goodwill is determined based upon the excess enterprise value of the Company over the estimated fair value of assets and liabilities assumed at acquisition date. Intangible assets are comprised of brand, patents, customer relationships, developed technology and trademark. Goodwill and intangible assets are recorded at their estimated fair values at the date of acquisition. Acquired definite-lived intangible assets subject to amortization are amortized using the straight-line method over the estimated useful lives of the assets. See Note 2, Significant Accounting Policies, for more information about our accounting policies related to goodwill and intangible assets and Note 7, Intangible Assets, net, for further details regarding intangible asset balances and related amortization.

We review goodwill at the reporting unit level, which is one level below the operating segment, for impairment annually in the fourth quarter of each fiscal year and on an interim basis whenever events or changes in circumstances indicate the fair value of such assets may be below their carrying value. In conducting our annual impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying value. If factors indicate that the fair value of the asset is less than its carrying value, we perform a quantitative assessment of the asset, analyzing the expected present value of future cash flows to quantify the amount of impairment, if any.

The Company has goodwill of $410.6 million, of which $289.1 million relates to one reporting unit. For our annual goodwill impairment tests in the fourth quarters of 2021 and 2020, we performed a qualitative assessment to determine whether the fair value of goodwill was more likely than not less than the carrying value for each reporting unit. Based on timing of change in control events, timing of acquisitions, economic conditions and industry and market considerations, we determined that it was more likely than not that the fair value of goodwill was greater than its carrying value; therefore, the quantitative impairment test was not performed. As a result, there was no impairment charge recognized for the years 2021 and 2020.

Related to the Oru, ISLE and Chubbies acquisitions and the 2020 change in control, we engaged a third-party valuation specialist to determine the fair values of the intangible assets as of the acquisition date. The fair values were based on certain significant estimates and assumptions, including forecasted models projecting the operations of the business subsequent to the acquisition. Lower than expected results of operations could result in the need to review goodwill recorded as a result of these acquisitions for impairment, which could result in an impairment of goodwill when also considering economic conditions and industry and market conditions. See Note 4, Acquisitions, for further details of the acquisitions, including the fair values of the assets and liabilities acquired.

Inventory
Inventories are comprised primarily of finished goods and are recorded at the lower of cost or net realizable value. Cost is determined using average costing that approximates actual cost on a first-in, first-out (FIFO) method. Net realizable value is estimated based on our assumptions about market conditions and historically has remained above cost. As a result, we have not recorded any write-downs to inventory below cost, except as it relates to obsolete or slow-moving inventory. Based on our review of inventories, obsolete or slow-moving inventories were not material as of December 31, 2021. If actual market conditions are less favorable than those projected by management, additional write-downs may be required. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold to customers, resulting in lower cost of sales and higher income from operations than expected in that period. Related to the 2020 change in control and the Oru, ISLE and Chubbies acquisitions, inventory was revalued to its fair value based on the market approach as of the acquisition dates.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see “Recently Adopted Accounting Pronouncements” and “Recently Issued Accounting Standards—Not Yet Adopted” in Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates.

Interest Rate Risk

In order to maintain liquidity and fund business operations, we have a long-term credit facility and separate term loan that bear variable interest rates based on prime, federal funds, or LIBOR plus an applicable margin based on our total net leverage ratio. As of December 31, 2021, we had indebtedness of $32.5 million and $99.4 million under our Revolving Credit Facility and Term Loan, respectively. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors. We may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations, but as of December 31, 2021, we have not entered into any such contracts. A 100 bps increase in LIBOR would increase our interest expense by approximately $1.3 million in any given year.

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

Foreign Currency Risk

Our international sales are primarily denominated in U.S. dollars. As of December 31, 2021, net sales in international markets accounted for 5.5% of our consolidated revenues. During 2020, net sales in international markets accounted for 3.2% of our consolidated revenues. Therefore, we do not believe exposure to foreign currency fluctuations would have a material impact on our net sales. A portion of our operating expenses are incurred outside the Unites States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. In addition, our suppliers may incur many costs, including labor costs, in other currencies. To the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margin. In addition, a strengthening of the U.S. dollar may increase the cost of our products to our customers outside of the United States. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuations from operating expenses is not material at this time.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Solo Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Solo Brands, Inc. (the Company) as of December 31, 2021 and 2020 (Successor) and the related consolidated statements of operations, cash flows and statements of shareholders’ and members’ equity for the year ended December 31, 2021 and for the period from October 9, 2020 to December 31, 2020 (Successor), January 1, 2020 to October 8, 2020 of Solo Brands, LLC, formerly Frontline Advance, LLC (Intermediate Successor), and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020 (Successor) and the results of its operations and its cash flows for the year ended December 31, 2021, and the results of its operations and its cash flows for the periods from October 9, 2020 to December 31, 2020 (Successor) and January 1, 2020 to October 8, 2020 (Intermediate Successor) in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

Dallas, Texas

March 30, 2022

SOLO BRANDS, INC.
Consolidated Balance Sheets

(In thousands)	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$25,101	$32,753
Accounts receivable, net	21,513	4,166
Inventory	102,335	14,348
Prepaid expenses and other current assets	9,889	328
Total current assets	158,838	51,595
Non-current assets
Property and equipment, net	10,603	980
Intangible assets, net	257,234	200,587
Goodwill	410,559	289,096
Other non-current assets	506	149
Total non-current assets	678,902	490,812
Total assets	$837,740	$542,407

LIABILITIES AND STOCKHOLDERS’ AND MEMBERS’ EQUITY
Current liabilities
Accounts payable	$11,774	$1,377
Accrued expenses and other current liabilities	28,150	15,203
Contingent consideration	—	100,000
Deferred revenue	3,524	20,246
Current portion of long-term debt	3,125	450
Total current liabilities	46,573	137,276
Non-current liabilities
Long-term debt, net	125,023	72,898
Deferred tax liability	91,244	—
Other non-current liabilities	729	133
Total non-current liabilities	216,996	73,031

Commitments and contingencies (Note 14)

Shareholders’ and members’ equity
Class A common stock, par value $0.001 per share; 475,000,000 shares authorized, 63,397,635 shares issued and outstanding; no shares authorized, issued and outstanding	63	—
Class B common stock, par value $0.001 per share; 50,000,000 shares authorized, 31,178,815 shares issued and outstanding; no shares authorized, issued and outstanding	31	—
Class A units	—	237,309
Class B units	—	103,109
Additional paid-in capital	350,088	—
Accumulated other comprehensive income	6	—
Retained earnings (accumulated deficit)	10,691	(8,318)
Shareholders’ and members’ equity	360,879	332,100
Shareholders’ equity attributable to non-controlling interests	213,292	—
Total shareholders’ and members’ equity	574,171	332,100
Total liabilities and shareholders’ and members’ equity	$837,740	$542,407

See Notes to Consolidated Financial Statements

SOLO BRANDS, INC.
Consolidated Statements of Operations

	SUCCESSOR	SUCCESSOR	INTERMEDIATE SUCCESSOR
(In thousands, except per share data)	Year Ended December 31, 2021	Period from October 9, 2020 through December 31, 2020	Period from January 1, 2020 through October 8, 2020
Net sales	$403,717	$60,852	$72,576
Cost of goods sold	144,809	23,183	23,275
Gross profit	258,908	37,669	49,301
Operating expenses
Selling, general & administrative expenses	159,524	18,515	21,499
Depreciation and amortization expenses	18,228	3,285	2,387
Other operating expenses	12,293	22,538	39,203
Total operating expenses	190,045	44,338	63,089
Income (loss) from operations	68,863	(6,669)	(13,788)
Non-operating expenses
Interest expense	10,135	1,507	1,700
Other non-operating expenses	208	121	319
Total non-operating expenses	10,343	1,628	2,019
Income (loss) before income taxes	58,520	(8,297)	(15,807)
Income tax expense	2,025	21	78
Net income (loss)	56,495	(8,318)	(15,885)
Less: net income earned by controlling members prior to the Reorganization Transactions	37,963	—	—
Less: net income (loss) attributable to non-controlling interests	7,841	(8,318)	(15,885)
Net income (loss) attributable to Solo Brands, Inc.	$10,691	$—	$—

Earnings per Class A common stock
Basic	$0.17	*	*
Diluted	$0.17	*	*

Weighted-average Class A common stock outstanding
Basic	63,011	*	*
Diluted	63,011	*	*
*    Refer to Note 17 - Net Income (Loss) Per Share for why the earnings per share information has not been presented for the Successor period from October 9, 2020, through December 31, 2020, and the Intermediate Successor period from January 1, 2020, through October 8, 2020.

See Notes to Consolidated Financial Statements

SOLO BRANDS, INC.
Consolidated Statements of Cash Flows

	SUCCESSOR	SUCCESSOR	INTERMEDIATE SUCCESSOR
(In thousands)	Year Ended December 31, 2021	Period from October 9, 2020 through December 31, 2020	Period from January 1, 2020 through October 8, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$56,495	$(8,318)	$(15,885)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities
Depreciation	775	37	76
Amortization of intangible assets	17,453	3,248	2,306
Amortization of debt issuance costs	507	55	719
Non-cash interest expense	1,652	—	—
Equity-based compensation	7,329	—	—
Deferred income taxes	(3,139)	—	—
Change in fair value of contingent consideration	—	19,073	—
Bad debt expense	77	35	2
Loss on the sale of property and equipment	187	—	—
Changes in assets and liabilities
Accounts receivable	(15,040)	(1,213)	(1,249)
Inventory	(49,413)	(1,975)	(104)
Prepaid expenses and other current assets	(8,134)	(118)	(68)
Accounts payable	5,009	(332)	1,634
Accrued expenses and other current liabilities	(6,721)	(22,789)	37,337
Deferred revenue	(17,936)	17,876	2,335
Other non-current assets and liabilities	653	13	(16)
Net cash provided by (used in) operating activities	(10,246)	5,592	27,087
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,645)	(297)	(661)
Acquisitions, net of cash acquired	(133,308)	(273,144)	—
Proceeds from the sale of property and equipment	64	—	—
Net cash provided by (used in) investing activities	(143,889)	(273,441)	(661)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	363,600	118,293	10,000
Repayments of long-term debt	(306,725)	(55,000)	(24,325)
Debt issuance costs paid	(4,234)	—	—
Payment of contingent consideration	(100,000)	—	(2,080)
Contributions from members before Reorganization Transactions	250	—	700
Distributions to members before Reorganization Transactions	(33,163)	(12,691)	(3,825)
Proceeds from issuance of Class A common stock, net of underwriters' discounts	234,600	—	—
Payments of initial public offering costs	(5,594)	—	—
Distributions to non-controlling interests	(2,256)	—	—
Proceeds from issuance of Class A units, net of underwriters' discounts	—	250,000	—
Net cash provided by (used in) financing activities	146,478	300,602	(19,530)
Effect of exchange rate changes on cash	6	—	—
Net change in cash and cash equivalents	(7,652)	32,753	6,896
Cash and cash equivalents balance, beginning of period	32,753	—	5,025
Cash and cash equivalents balance, end of period	$25,101	$32,753	$11,921
SUPPLEMENTAL DISCLOSURES:
Cash interest paid	$8,222	$1,453	$991
SUPPLEMENTAL NONCASH INVESTING AND FINANCING DISCLOSURES:
Non-cash issuance of Class B units - non-controlling interest purchase of Oru	$16,486	$—	$—
Non-cash issuance of Class B units - ISLE	$16,494	$—	$—
Non-cash issuance of Class B units - Chubbies	$29,075	$—	$—
Non-cash acquisition of Class B units	$—	$4,749	$—
See Notes to Consolidated Financial Statements

SOLO BRANDS, INC.
Consolidated Statements of Shareholders’ and Members’ Equity

(In thousands)	Class A Common Stock		Class B Common Stock		Class A Units		Class B Units
SUCCESSOR	Shares	Amount	Shares	Amount	Units	Amount	Units	Amount	Incentive Units	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Additional Paid-in Capital	Non-controlling Interest	Total Members’ Equity
Balance at December 31, 2020	—	$—	—	$—	250,000	$237,309	175,000	$103,109	$—	$(8,318)	$—	$—	$—	$332,100
Member tax distributions	—	—	—	—	—	(31,503)	—	(1,660)	—	—	—	—	—	(33,163)
Contributions	—	—	—	—	—	—	60	250	—	—	—	—	—	250
Noncontrolling interest in Oru	—	—	—	—	—	—	—	—	—	—	—	—	15,320	15,320
Issuance of Class B units for acquisitions	—	—	—	—	—	—	10,996	45,569	—	—	—	—	—	45,569
Purchase of remaining interest in Oru	—	—	—	—	—	—	9,265	16,486	—	—	—	—	(16,486)	—
Net income prior to Reorganization Transactions	—	—	—	—	—	—	—	—	—	37,963	—	—	1,166	39,129
Equity-based compensation prior to Reorganization Transactions	—	—	913	1	—	—	—	—	4,112	—	—	—	—	4,113
Effect of Reorganization Transactions	48,559	48	30,009	30	(250,000)	(205,806)	(195,321)	(163,754)	(4,112)	(29,645)	—	246,330	156,909	—
Issuance of Class A common stock sold in the initial public offering, net of offering costs	12,903	13	—	—	—	—	—	—	—	—	—	153,904	44,489	198,406
Issuance of Class A common stock sold to underwriters of their exercised option	1,935	2	—	—	—	—	—	—	—	—	—	24,695	5,903	30,600
Net deferred tax adjustments resulting from Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	(75,663)	—	(75,663)
Equity-based compensation subsequent to Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	2,006	830	2,836
Net income subsequent to Reorganization Transactions	—	—	—	—	—	—	—	—	—	10,691	—	—	6,675	17,366
Other comprehensive income subsequent to Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	6	—	3	9
Tax distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	(2,701)	(2,701)
Vested incentive units and associated re-allocation of equity	—	—	257	—	—	—	—	—	—	—	—	(1,184)	1,184	—
Balance at December 31, 2021	63,397	$63	31,179	$31	—	$—	—	$—	$—	$10,691	$6	$350,088	$213,292	$574,171
See Notes to Consolidated Financial Statements

SOLO BRANDS, INC.
Consolidated Statements of Members’ Equity

(In thousands)	Class A-1		Class A-2
INTERMEDIATE SUCCESSOR	Units	Amount	Units	Amount	Retained Earnings (Accumulated Deficit)	Total Members’ Equity
Balance at December 31, 2019	76,131	$77,244	1,975	$1,933	$(5,022)	$74,155
Rollover contribution	—	—	700	700	—	700
Member tax distributions	—	(3,672)	—	(153)	—	(3,825)
Net income	—	—	—	—	(15,885)	(15,885)
Balance at October 8, 2020	76,131	$73,572	2,675	$2,480	$(20,907)	$55,145

(In thousands)	Class A		Class B
SUCCESSOR	Units	Amount	Units	Amount	Retained Earnings (Accumulated Deficit)	Total Members’ Equity
Balance at October 9, 2020	—	$—	—	$—	$—	$—
Issuance of Class A units	250,000	250,000	—	—	—	250,000
Issuance of Class B units	—	—	175,000	103,109	—	103,109
Member tax distributions	—	(12,691)	—	—	—	(12,691)
Net income	—	—	—	—	(8,318)	(8,318)
Balance at December 31, 2020	250,000	$237,309	175,000	$103,109	$(8,318)	$332,100
See Notes to Consolidated Financial Statements

SOLO BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization and Description of Business

Description of Business

Solo Brands, Inc. (“Company”, “We”, “Our” or “Solo Brands”), through a wholly-owned subsidiary, Solo Stove Holdings, LLC (“Holdings”), is a large, rapidly growing DTC platform that operates four premium outdoor lifestyle brands—Solo Stove, Oru Kayak (“Oru”), ISLE Paddle Boards (“ISLE”), and Chubbies apparel. Solo Stove offers portable, low-smoke fire pits, grills, and camping stoves for backyard and outdoor use in different sizes, fire pit bundles, gear kits, stoves, cookware, dinnerware, and a variety of clothing and accessories. Oru offers a flagship line of lightweight, foldable kayaks. ISLE produces high-quality stand-up paddle boards with colorful designs that are engineered to accommodate every skill level, style, and interest. Chubbies is a fun-loving, premium apparel brand that offers well-fitted comfortable clothing with unique style. Solo Brands distributes its products through individual brand websites and other partners across North America and Europe.

Organization
Solo Brands, Inc. was incorporated in Delaware on June 23, 2021 for the purpose of facilitating an initial public offering and other related transactions in order to carry on the Company’s business. On October 28, 2021, Solo Brands, Inc. completed its initial public offering of 14,838,708 shares of Class A common stock at an offering price of $17.00 per share, including 1,935,483 shares of Class A common stock the underwriters exercised their option to purchase subsequent to the initial public offering. Solo Brands, Inc. received gross proceeds of approximately $234.6 million, including underwriting discounts and commissions and before offering related transaction costs of $5.6 million, for net proceeds of $229.0 million.

Solo Stove Holdings, LLC (“Holdings”) was formed as a single-member limited liability company in the state of Delaware on October 6, 2020. Through a wholly-owned subsidiary, pursuant to the securities purchase agreement (the “2020 Agreement”) dated October 9, 2020, Holdings acquired 100% percent of the outstanding units of Solo Brands, LLC (previously Frontline Advance, LLC dba Solo Stove).

While operating as a limited liability company from 2011 to 2019, Solo Brands, LLC had two owners, or the Founders, which together owned 100% of the outstanding membership interest. Pursuant to the membership interest purchase agreement (“the 2019 Agreement”) dated September 24, 2019, SS Acquisitions, Inc. (which was majority-owned by Bertram Capital) acquired 66.74% of the total Class A-1 and Class A-2 units of Solo Brands, LLC from the Founders. The remaining interests were retained by the Founders and other employees who acquired interest as part of the 2019 Agreement.

For all periods, the operations of the Company are conducted through Solo Brands, LLC. As a result of the 2020 Agreement, Solo Brands, LLC became a wholly-owned subsidiary of Holdings. In exchange, Holdings issued Class A and B units, through which Summit Partners Growth Equity Funds, Summit Partners Subordinated Debt Funds, and Summit Investors X Funds (collectively, the “Summit Partners”) acquired an effective 58.82% percent of Holdings. The remaining units were retained by the Founders, SS Acquisitions, Inc., and other employees (collectively, the “Continuing LLC Owners”).

In connection with the IPO, the organizational structure was converted to an umbrella partnership-C-Corporation with Solo Brands, Inc. having a controlling equity interest in Solo Stove Holdings, LLC. The Reorganization Transactions were accounted for as a transaction between entities under common control. As the sole managing member, Solo Brands, Inc. operates and controls all of the business and affairs and, through Solo Stove Holdings, LLC and its subsidiaries, conducts the business. Solo Brands, Inc. consolidates Solo Stove Holdings, LLC in its consolidated financial statements and reports a non-controlling interest related to the common units held by the Continuing LLC Owners on its audited consolidated financial statements.

Basis of Presentation
The period January 1, 2020 through October 8, 2020 is referred to as “Intermediate Successor.” The Intermediate Successor period reflects the costs and activities as well as the recognition of assets and liabilities at their fair values pursuant to the election of push-down accounting as of the consummation of the 2019 Agreement. Prior to the formation of Holdings, the members’ equity represents interest in Solo Brands, LLC.
The period October 9, 2020 through December 31, 2021 is referred to as “Successor.” The Successor period reflects the costs and activities as well as the recognition of assets and liabilities of the Company at their fair values pursuant to the election of push-down accounting as of the consummation of the 2020 Agreement. Due to the application of acquisition accounting, the election of push-down accounting, and the conforming of significant accounting policies, the results of the consolidated financial statements for Intermediate Successor and Successor periods are not comparable. Subsequent to the formation of the Successor and through the date of the Reorganization Transactions, the members’ equity represents interest in Holdings. Subsequent to the Reorganization Transactions, shareholders’ equity represents interest in Solo Brands, Inc. and the Continuing LLC Owners’ interest in Holdings. However, the operations of the Company during this period were conducted through Solo Brands, LLC.

The consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to applicable rules and regulations of the SEC. The consolidated financial statements include those of our wholly-owned subsidiaries. Intercompany balances and transactions are eliminated in consolidation.

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
Concentrations of Credit Risk
The Company extends trade credit to its business-to-business customers on terms that generally are practiced in the industry. The Company periodically performs credit analyses and monitors the financial condition of its customers to reduce credit risk. The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support accounts receivable. Accounts receivable mostly consist of amounts due from our business-to-business customers.
As of December 31, 2021, Bed Bath and Beyond, Ace Hardware, and Dick’s Sporting Goods accounts for 21.0%, 19.0%, and 13%, respectively, of the Company’s total outstanding accounts receivable. As of December 31, 2020, Dick’s Sporting Goods accounted for 17.0% of the Company’s total outstanding accounts receivable. There are no other significant concentrations of receivables that represent a significant credit risk. In the Successor period for the year ended December 31, 2021, no single customer accounted for more than 10% of total net sales. In the Successor period for the period October 9, 2020 through December 31, 2020, and in the Intermediate Successor period for the period January 1, 2020 through October 8, 2020, no single customer accounted for more than 10% of total net sales.
We are exposed to risk due to our concentration of business activity with certain third-party manufacturers of our products. The majority of our camp stoves and fire pits are currently made in China between three of our manufacturers, with additional limited production in India and Vietnam. The majority of our kayaks and kayak accessories are currently made by two manufacturers in Mexico. The majority of our stand up paddle boards and paddle board accessories are currently made in China between a number of manufacturers, with an additional manufacturer in Vietnam. The majority of our casual wear, sportwear, swimwear, outerwear, loungewear, and other accessories are currently made in China between a variety of manufacturers, with additional manufacturers in India, Vietnam, and the United States.
Segment Information
The Company’s Chief Executive Officer, as the chief operating decision-maker, organizes the Company, manages resource allocations, and measures performance on the basis of one operating segment. We report our operations as a single reportable segment and manage our business as a single-brand outdoor consumer products business. This is supported by our operational structure, which includes sales, research, product design, operations, marketing, and administrative functions focused on the entire product suite rather than individual product categories. Our chief operating decision maker does not regularly review financial information for individual product categories, sales channels, or geographic regions that would allow decisions to be made about the allocation of resources or performance.
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

Accounts Receivable, net

Accounts receivables consists of amounts due to the Company from retailers and direct to corporate customers. Accounts receivable are recorded at invoiced amounts, less contractual allowances for trade terms, sales incentive programs, and discounts. The Company maintains an allowance for doubtful accounts for estimated losses that will result from the inability of customers to make required payments. The allowance is determined based on a review of specific customer accounts where the collection is doubtful, as well as an assessment of the collectability of total receivables considering the aging of balances, historical and anticipated trends, and current economic conditions. All accounts are subject to an ongoing review of ultimate collectability. Receivables are written off against the allowance when it is probable the amounts will not be recovered. The allowance for doubtful accounts on accounts receivable balances was $0.3 million as of December 31, 2021. This balance was $0.1 million as of December 31, 2020.

Inventory

Inventories are comprised primarily of finished goods and are recorded at the lower of cost or net realizable value. Cost is determined using average costing that approximates actual cost on a first-in, first-out (FIFO) method. Obsolete or slow-moving inventory is written down to estimated net realizable value.

Property and Equipment, net

Property and equipment acquired through acquisitions (as described in Note 4) are recorded at estimated fair value as of that date. Property and equipment acquired subsequent to acquisitions are recorded at cost, net of accumulated depreciation. Costs of maintenance and repairs are charged to expense when incurred. When property and equipment are sold or disposed of, the cost and related accumulated depreciation is written off, and a gain or loss, if applicable, is recorded. We review property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Property and equipment are depreciated on a straight-line method over their estimated useful lives. The useful lives for property and equipment are as follows:

Useful Life
Computers, software, and other equipment	3 Years
Machinery	5 Years
Leasehold improvements	Shorter of lease term or 5 Years
Furniture and fixtures	5 Years

Goodwill and Intangible Assets

Goodwill is determined based upon the excess enterprise value of the Company over the estimated fair value of assets and liabilities assumed at the acquisition date. Intangible assets are comprised of brand, patents, trademark, developed technology, and customer relationships. Goodwill and intangible assets are recorded at their estimated fair values at the date of acquisition. We review goodwill and indefinite-lived intangible assets for impairment annually on October 1st of each fiscal year and on an interim basis whenever events or changes in circumstances indicate the fair value of such assets may be below their carrying value. In conducting our annual impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying value. If factors indicate that the fair value of the asset is less than its carrying value, we perform a quantitative assessment of the asset, analyzing the expected present value of future cash flows to quantify the amount of impairment, if any.

For our annual goodwill and indefinite-lived intangibles impairment tests on October 1, 2021, and 2020, we performed a qualitative assessment to determine whether the fair value of goodwill and indefinite-lived intangibles was more likely than not less than the carrying value. Based on timing of change in control events, timing of acquisitions, economic conditions and industry and market considerations, we determined that it was more likely than not that the fair value of goodwill and indefinite lived intangibles was greater than their carrying value; therefore, the quantitative impairment test was not performed. As a result, there was no impairment charge recognized for the years 2021 and 2020.

Acquired definite-lived intangible assets subject to amortization are amortized using the straight-line method over the estimated useful lives of the assets. The useful lives for intangible assets subject to amortization are as follows:

Useful Life
Brand	15 Years
Patents	8 Years
Customer relationships	10 Years
Developed technology	6 Years
Trademark	9-15 Years
Proprietary software	5 Years

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

Rent expense on operating leases is recorded on a straight-line basis over the lease term. Deferred rent represents the difference between rent amounts paid and amounts recognized as straight-line rent expense. The excess of straight-line rent expense over lease payments due is recorded as a deferred rent liability in accrued expenses for the current portion and other long-term liabilities for the noncurrent portion in the consolidated balance sheets.

Revenue Recognition

The Company primarily engages in direct-to-consumer transactions, which is comprised of product sales directly from the Company’s website, and business-to-business transactions, or wholesale, which is comprised of product sales to retailers, including where possession of the Company’s products is taken and sold by the retailer in-store or online.

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

Revenue is recognized for the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods to a customer. The consideration promised in a contract with a customer includes fixed and variable amounts. The fixed amount of consideration is the stand-alone selling price of the goods sold. Variable considerations, including cash discounts and rebates, are deducted from gross sales in determining net sales. Variable considerations also include the portion of goods that are expected to be returned and refunded. Any consideration received (or receivable) that the Company expects to refund to the customer is recognized as a refund liability. Our refund liability is based on historical experience and trends. Net sales include shipping costs charged to the customer and are recorded net of taxes collected from customers, which are remitted to government authorities.

Sales Returns and Allowances

Sales returns and allowances are recorded when the customer makes a return of a purchased product or when the customer agrees to keep a purchased product in return for a reduction in the selling price. Total sales returns and allowances were $11.6 million in the Successor period for the year ended December 31, 2021. This amount was $4.7 million in the Successor period from October 9, 2020 through December 31, 2020 and

$3.0 million in the Intermediate Successor period from January 1, 2020 through October 8, 2020. These amounts are included in net sales on the consolidated statement of operations.

Contract Balances
Contract liabilities are recorded when the customer pays consideration, or the Company has a right to an amount of consideration that is unconditional before the transfer of a good to the customer and thus represents the Company’s obligation to transfer the good to the customer at a future date. The Company’s primary contract liabilities are from its direct-to-consumer channel and represent payments received in advance from the Company’s customers for its products. The Company also has $1.0 million of contract liabilities from unredeemed gift cards as of December 31, 2021. The Company recognizes contract liabilities as revenue once all performance obligations have been satisfied.
Contract liabilities were $3.5 million and $20.2 million as of December 31, 2021, and December 31, 2020, respectively. None of the $20.2 million of contract liabilities outstanding as of December 31, 2020 were still remaining as of December 31, 2021. The change in the contract liability balance primarily results from timing differences between the customer’s payment and our satisfaction of performance obligations.
Cost of Goods Sold

Cost of goods sold includes the purchase price of merchandise sold to customers and inbound shipping and handling costs. Cost of goods sold also includes depreciation and amortization, allocated overhead, and direct and indirect labor for warehouse personnel.

Shipping and Handling Costs

Costs associated with the shipping and handling of customer sales are expensed when the product ships to the customer. Total outbound shipping and handling costs were $33.2 million in the Successor period for the year ended December 31, 2021. This cost was $4.1 million in the Successor period from October 9, 2020 through December 31, 2020 and $5.1 million in the Intermediate Successor period from January 1, 2020 through October 8, 2020. These costs are included in selling, general, & administrative expenses on the consolidated statements of operations.

Advertising Expense

Advertising expense is expensed as incurred. Advertising expense was $74.5 million in the Successor period for the year ended December 31, 2021. This expense was $9.4 million in the Successor period from October 9, 2020 through December 31, 2020, and $8.4 million in the Intermediate Successor period from January 1, 2020 through October 8, 2020. These costs are included in selling, general, & administrative expenses on the consolidated statements of operations.

Other Operating Expenses

Other operating expenses consist primarily of acquisition-related expenses related to the Oru, ISLE, and Chubbies acquisitions in 2021, the change in control event in 2020, and other acquisition activities. Additionally, other operating expenses include costs incurred for the initial public offering related expenses and business optimization and business expansion expenses.
Income Taxes
We account for income taxes pursuant to the asset and liability method which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying values and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in Income tax expense in the period of enactment. A valuation allowance is recognized if we determine it is more likely than not that all or a portion of a deferred tax asset will not be recognized. In making such determination, the Company considers all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent and expected future results of operations.
As a result of the Reorganization Transactions, Solo Brands, Inc. became the sole managing member of Solo Stove Holdings, LLC ("Holdings"), which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Holdings is passed through to and included in the taxable income or loss of its members, including Solo Brands, Inc. following the Reorganization Transactions, on a pro rata basis. Solo Brands, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income of Holdings following the Reorganization Transactions. The Company is also subject to taxes in foreign jurisdictions.
Oru Kayak, Inc. and Chubbies, Inc., wholly owned subsidiaries of Holdings, are subject to federal and state income taxes on corporate earnings and accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

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
No amounts have been accrued for uncertain tax positions as of December 31, 2021 and December 31, 2020. However, management’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations, and interpretations thereof, and other factors. The Company does not have any unrecognized tax benefits as of December 31, 2021, and December 31, 2020, and does not expect that the total amount of unrecognized tax benefits will materially change over the next six months. Additionally, no interest or penalty related to uncertain taxes has been recognized in the accompanying consolidated financial statements.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, and local jurisdictions, where applicable. If such examinations result in changes to income or loss, the tax liability of the Company could be changed accordingly.
Warranty

The Company warrants its products against manufacturing defects and will replace all products sold by an authorized retailer that are deemed defective. The Company does not warranty its products against normal wear or misuse. Historically, warranty claims have been nominal, and the Company does not expect large warranty claims in the future. As of December 31, 2021, the amount of warranty claims was $0.3 million. This amount was nominal as of December 31, 2020.

Earnings Per Share

In the Successor period, after the IPO, basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of Class A common stock outstanding during the period. Diluted earnings per share assumes conversion of potentially dilutive securities such as stock options, restricted stock units, and Class B common stock.

Equity-Based Compensation

The Company recognizes equity-based compensation expense for employees and non-employees based on the grant-date fair value of the award. Certain awards contain service and performance vesting conditions. For awards that vest based on continued service, compensation cost is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the awards. For awards with performance vesting conditions, compensation cost is recognized on a graded vesting basis over the requisite service period when it is probable the performance condition will be achieved. Equity-based compensation expense is recorded in the selling, general and administrative expense line item on the consolidated statements of operations.

The grant-date fair value of awards that contain service or performance conditions is estimated using a Monte Carlo simulation model. The grant date fair value of restricted stock awards that contain service vesting conditions are estimated based on the fair value of the underlying shares on the grant date. For awards with market vesting conditions, the fair value is estimated using a Monte Carlo simulation model, which incorporates the likelihood of achieving the market condition. The Company uses a Black-Scholes option-pricing model to calculate the fair value of stock options. This model requires various judgmental assumptions including volatility, the risk free rate, and expected option life.

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

Recently Issued Accounting Pronouncements - Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), and has modified the standard thereafter, which supersedes the lease requirements in ASC 840. The ASU requires lessees to recognize a right-to-use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of operations. Prior to this new standard, leases were classified as either capital or operating, with only capital leases recognized on the consolidated balance sheets. In June 2020, the FASB issued ASU 2020-05, deferring the effective date of ASU 2016-02 to annual periods beginning after December 15, 2021. Upon adoption, the Company plans to apply the ASU using a modified retrospective transition method to the beginning of the year of adoption. Although the Company is finalizing its procedures to implement this new standard and the impact could still change materially, the Company currently expects to recognize additional operating liabilities in the range of $20 to $25 million with corresponding right-of-use assets of the same amount based on the present value of the remaining minimum rental payments. The effects on the results of operations are not expected to be significant as recognition and measurement of expenses and cash flows for leases will be substantially the same under the new standard.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, an update that provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions effected by reference rate reform if certain criteria are met. The optional guidance is provided to ease the potential burden of accounting for reference rate reform. The guidance is effective as of March 12, 2020, and is available for contract modifications through December 31, 2022. The Company is still evaluating the impact of this standard on our consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires that an acquirer recognize and measure contract assets and liabilities acquired in a business combination in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance is effective for annual periods beginning after December 15, 2023, including interim periods therein, with early adoption permitted. The guidance will be applied prospectively to acquisitions occurring on or after the effective date. The Company will continue to evaluate the impact of this guidance, which will depend on the contract assets and liabilities acquired in future business combinations.

NOTE 3 – Revenue

The Company primarily engages in direct-to-consumer transactions, which is comprised of product sales directly from our website, and business-to-business transactions, or wholesale, which is comprised of product sales to retailers, including where possession of the Company's products is taken and sold by the retailer in-store or online.
The following table disaggregates our net sales by channel:

	SUCCESSOR	SUCCESSOR	INTERMEDIATE SUCCESSOR
	Year ended December 31, 2021	Period from October 9, 2020 through December 31, 2020	Period from January 1, 2020 through October 8, 2020
Net sales by channel
Direct-to-consumer	$355,658	$56,986	$65,701
Wholesale	48,059	3,866	6,875
Total net sales	$403,717	$60,852	$72,576

NOTE 4 – Acquisitions

The following transactions were accounted for under the acquisition method of accounting for business combinations.

Oru Kayak, Inc.

On May 3, 2021, Solo Brands, LLC acquired 60% of the voting equity interests in Oru Kayak, Inc. (“Oru”) for total cash consideration of $25.4 million. Additionally, the Company had the option to purchase the remaining 40% upon a liquidity event, which it did on September 8, 2021 in exchange for 9.3 million Class B Units of Solo Stove Holdings, LLC. The exercise price of the option was equal to Oru’s last twelve months adjusted EBITDA times a predetermined multiple. The Company acquired Oru to increase its brand and market share in the overall outdoor activities industry, as Oru manufactures, markets, and sells kayak boats and kayak accessories.

The excess enterprise value of Oru over the estimated fair value of assets and liabilities assumed was recorded as goodwill. Goodwill was recorded to reflect the excess purchase consideration over net assets acquired, which represents the value that is expected from expanding the Company’s product offerings and other synergies. Factors that contributed to the recognition of goodwill included the expected future revenue growth of Oru. None of the goodwill recognized was expected to be deductible for tax purposes. Purchase accounting has been finalized, with the exception of the finalization of settlements in accordance with the purchase agreement.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed by the Company at the acquisition date:

Cash	$6,307
Accounts receivable	357
Inventory	4,171
Property and equipment	436
Prepaid expenses and other assets	902
Intangible assets	21,115
Accounts payable and accrued liabilities	(4,314)
Deferred revenue	(746)
Deferred tax liability	(6,247)
Total identifiable net assets	21,981
Noncontrolling interest	(15,320)
Goodwill	18,781
Total	25,442
Less: cash acquired	(6,307)
Total, net of cash acquired	$19,135

Acquisition-related costs, which include legal, accounting, and valuation fees, totaled $0.7 million in the Successor period for the year ended December 31, 2021, and were paid by the Company subsequent to the transaction date. These costs are included in other operating expenses on the consolidated statements of operations.

The amounts of net sales and net income of Oru included in the Company’s consolidated income statement since the acquisition date for the year ended December 31, 2021 were $19.9 million and $2.8 million, respectively.

International Surf Ventures, LLC

On August 2, 2021, Solo Brands, LLC acquired 100% of the voting equity interests in International Surf Ventures, LLC (“ISLE”) for total consideration of cash paid of $24.8 million and Class B units of $16.5 million. The Company acquired ISLE to increase its brand and market share in the overall outdoor activities industry, as ISLE manufactures, markets, and sells stand up paddle boards and paddle board accessories.

The excess enterprise value of ISLE over the estimated fair value of assets and liabilities assumed was recorded as goodwill. Goodwill was recorded to reflect the excess purchase consideration over net assets acquired, which represents the value that is expected from expanding the Company’s product offerings and other synergies. Factors that contributed to the recognition of goodwill included the expected future revenue growth of ISLE. None of the goodwill recognized was expected to be deductible for tax purposes. Purchase accounting has been finalized, with the exception of the finalization of settlements in accordance with the purchase agreement.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed by the Company at the acquisition date:

Cash	$3,085
Accounts receivable	107
Inventory	8,986
Property and equipment	110
Prepaid expenses and other assets	60
Intangible assets	4,121
Accounts payable and accrued liabilities	(4,697)
Total identifiable net assets	11,772
Goodwill	29,564
Total	41,336
Less: fair value of class B units	(16,494)
Less: cash acquired	(3,085)
Total, net of cash acquired	$21,757

Acquisition-related costs, which include legal, accounting, and valuation fees, totaled $0.6 million in the Successor period for the year ended December 31, 2021, and were paid by the Company subsequent to the transaction date. These costs are included in other operating expenses on the consolidated statements of operations.

The amounts of net sales and net loss of ISLE included in the Company’s consolidated income statement since the acquisition date for the year ended December 31, 2021 were $5.4 million and $7.1 million, respectively.

Chubbies, Inc.

On September 1, 2021, Solo Brands, LLC acquired 100% of the voting equity interests in Chubbies, Inc. (“Chubbies”) for total consideration of cash paid of $100.4 million and Class B units of $29.1 million. The Company acquired Chubbies to increase its brand and market share in the overall outdoor activities industry, as Chubbies sells casual wear, sportwear, swimwear, outerwear, loungewear, and other accessories.

The excess enterprise value of Chubbies over the estimated fair value of assets and liabilities assumed was recorded as goodwill. Goodwill was recorded to reflect the excess purchase consideration over net assets acquired, which represents the value that is expected from expanding the Company’s product offerings and other synergies. Factors that contributed to the recognition of goodwill included the expected future revenue growth of Chubbies. None of the goodwill recognized was expected to be deductible for tax purposes. Purchase accounting has been finalized, with the exception of the finalization of settlements in accordance with the purchase agreement.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed by the Company at the acquisition date:

Cash	$7,990
Accounts receivable	1,962
Inventory	25,360
Property and equipment	401
Prepaid expenses and other assets	893
Intangible assets	47,846
Accounts payable and accrued liabilities	(15,590)
Deferred revenue	(392)
Deferred tax liability	(12,095)
Other non-current liabilities	(12)
Total identifiable net assets	56,363
Goodwill	73,118
Total	129,481
Less: cash acquired	(7,990)
Less: fair value of class B units	(29,075)
Total, net of cash acquired	$92,416

Acquisition-related costs, which include legal, accounting, and valuation fees, totaled $1.6 million in the Successor period for the year ended December 31, 2021, and were paid by the Company subsequent to the transaction date. These costs are included in other operating expenses on the consolidated statements of operations.

The amounts of net sales and net loss of Chubbies included in the Company’s consolidated income statement from the acquisition date to the year ended December 31, 2021 are $16.4 million and $8.1 million, respectively.

The historical net loss of Chubbies for the eight months ended August 31, 2021 was $7.9 million. This, if combined with the net income of $56.5 million in the Successor period for the year ended December 31, 2021 would have resulted in net income of $48.6 million.

The historical net sales of Chubbies for the eight months ended August 31, 2021 was $58.5 million. This, if combined with the net sales of $403.7 million in the Successor period for the year ended December 31, 2021 would have resulted in net sales of $462.2 million.

NOTE 5 – Inventory

Inventory consisted of the following:

	December 31, 2021	December 31, 2020
Purchased inventory on hand	$64,310	$2,725
Inventory in transit	28,064	10,964
Raw materials	2,148	—
Fair value write-up	7,813	659
Inventory	$102,335	$14,348

NOTE 6 – Property and Equipment, net

Property and equipment, net consisted of the following:

	December 31, 2021	December 31, 2020
Leasehold improvements	$6,121	$48
Computer, software, and other equipment	3,032	923
Machinery	1,288	—
Furniture and fixtures	746	46
Construction in progress	166	—
Property and equipment, gross	11,353	1,017
Accumulated depreciation	(750)	(37)
Property and equipment, net	$10,603	$980

Depreciation expense was $0.8 million in the Successor period for the year ended December 31, 2021. Depreciation expense was nominal in the Successor period from October 9, 2020 through December 31, 2020 and in the Intermediate Successor period from January 1, 2020 through October 8, 2020.

NOTE 7 – Intangible Assets, net

Intangible assets consisted of the following:

	December 31, 2021	December 31, 2020
Gross carrying value
Brand	$196,114	$196,083
Trademark	33,457	—
Customer relationships	28,605	6,796
Developed technology	17,871	—
Patents	1,888	956
Intangible assets, gross	277,935	203,835

Accumulated amortization
Brand	(16,036)	(2,964)
Trademark	(901)	—
Customer relationships	(1,915)	(257)
Developed technology	(1,702)	—
Patents	(147)	(27)
Accumulated amortization, gross	(20,701)	(3,248)
Intangible assets, net	$257,234	$200,587

Amortization expense was $17.5 million in the Successor period for the year ended December 31, 2021. Amortization expense was $3.2 million in the Successor period from October 9, 2020 through December 31, 2020 and $2.3 million in the Intermediate Successor period from January 1, 2020 through October 8, 2020.

Estimated amortization expense for the next five years was as follows:

Years ending December 31,	Amount
2022	$20,893
2023	20,854
2024	20,854
2025	20,854
2026	20,596
Thereafter	153,182
Total future amortization expense	$257,234

NOTE 8 – Goodwill

The carrying value of goodwill was as follows:

Balance, December 31, 2020	$289,096
Acquisitions	121,463
Balance, December 31, 2021	$410,559

The change in goodwill during fiscal year 2021 is attributable to the acquisitions of Oru, ISLE, and Chubbies (see Note 4, Acquisitions) as well as the measurement period adjustments recorded during the fourth quarter of 2021. The measurement period adjustments relate to the finalization of the valuations and tax provisions for each acquisition noted above. The final fair values of certain assets changed from the preliminary values that we previously disclosed which resulted in an increase in goodwill.

NOTE 9 – Accrued Expenses and Other Current Liabilities

Significant accrued expenses and other current liabilities were as follows:

	December 31, 2021	December 31, 2020
Payroll	$6,972	$875
Non-income taxes	5,072	1,924
Income taxes	4,631	—
Inventory	3,852	—
Shipping costs	1,936	1,681
Allowance for sales returns	1,462	1,208
Accrued distributions	445	8,608
Other	3,780	907
Accrued expenses and other current liabilities	$28,150	$15,203

NOTE 10 – Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2021	December 31, 2020
Term loan	$99,375	$—
Revolving credit facility	32,500	—
Senior debt facility	—	45,000
Subordinated debt - related party	—	30,000
Unamortized debt issuance costs	(3,727)	(1,652)
Total debt, net of debt issuance costs	128,148	73,348
Less current portion of long-term debt	3,125	450
Long-term debt, net	$125,023	$72,898

Interest expense related to long-term debt was $10.2 million in the Successor period for the year ended December 31, 2021. Interest expense was $1.5 million in the Successor period from October 9, 2020 through December 31, 2020 and $1.7 million in the Intermediate Successor period from January 1, 2020 through October 8, 2020.

Revolving Credit Facility and Term Loan

On May 12, 2021, the Company entered into a credit agreement with a bank (the “Revolving Credit Facility”). Under the terms of this agreement, the Company may borrow up to $200 million under a revolving credit facility. On June 2, 2021, the Company entered into an amendment to the Revolving Credit Facility to increase the maximum amount available under the Revolving Credit Facility to $250 million. On September 1, 2021, the Company entered into an amendment to the Revolving Credit Facility to increase the maximum amount available under the Revolving Credit Facility to $350 million. Under the terms of the Revolving Credit Facility, the Company has access to certain swing line loans and letters of credit. The Revolving Credit Facility matures on May 12, 2026 and bears interest at a rate equal to the base rate as defined in the agreement plus an applicable margin, which as of December 31, 2021, was based on LIBOR. All outstanding principal and interest due under the Revolving Credit Facility are due at maturity.

During the year ended December 31, 2021, the Company had total draws of $254.0 million, with a weighted average interest rate of 1.8%, and total repayments of $221.5 million on its Revolving Credit Facility. $196.1 million of the repayments were from the IPO proceeds. The remainder of the repayments were from operating cash flows.

In addition to the above, the amendment on September 1, 2021 included a provision for the Company to borrow up to $100.0 million under a term loan (the “Term Loan”). The proceeds from the Term Loan were used to fund the Chubbies acquisition (see Note 4 for information on the acquisition). The Term Loan matures on September 1, 2026 and bears interest at 1.25% plus an applicable margin, which as of December 31, 2021 was based on LIBOR. The Company was required to make quarterly principal payments on the Term Loan beginning on December 31, 2021. During the year ended December 31, 2021, the Company repaid $0.6 million on its Term Loan. All outstanding principal and interest due on the Term Loan are due at maturity.

During the year ended December 31, 2021, the Company recorded $3.3 million and $0.9 million of deferred debt issuance costs related to the Revolving Credit Facility and the Term Loan, respectively. These costs are amortized over the term of the related debt, and long-term debt is presented net of deferred debt issuance costs on the consolidated balance sheets.

Subordinated Debt - Related Party

On October 9, 2020, the Company entered into notes payable agreements (the “Subordinated Debt”) with certain Class A unitholders for $30 million that were subordinate to the Senior Debt Facility described below. The notes bore interest at 12 percent per annum and required quarterly interest payments, with principal due one year following the maturity of the Senior Debt Facility. In November 2021, the Company used the IPO and underwriters option proceeds to repay in full the Subordinated Debt of $30.0 million.

Senior Debt Facility

The Company voluntarily repaid in full the principal amount and $1.0 million of accrued interest outstanding under the Senior Debt Facility on May 31, 2021, using proceeds from the Revolving Credit Facility described above. The Company wrote off $1.5 million of debt issuance costs associated with the Senior Debt Facility during the year ended December 31, 2021.

As of December 31, 2021, the future maturities of principal amounts of our total debt obligations, excluding lease obligations (see Note 11 for future maturities of lease obligations), for the next five years and in total, consists of the following:

Years Ending December 31,	Amount
2022	$3,125
2023	5,000
2024	6,250
2025	10,625
2026	106,875
Total	$131,875

NOTE 11 – Leases

The Company is obligated under operating leases primarily for its warehouse, distribution and office space in Grapevine, Texas, expiring in March 2029, and warehouse and distribution space in Salt Lake City, Utah, expiring September 2025. The Company is also obligated through April 2026 for warehouse and distribution space in Elizabethtown, Pennsylvania, and warehouse and office space in Rotterdam, Netherlands expiring in October 2026. Chubbies, ISLE, and Oru maintain operating leases for retail locations and office operations in Texas, California, Georgia, Florida, and Mexico, all of which expire during or prior to December 2024. These leases require the Company to pay taxes, insurance, utilities, and maintenance costs.

Total rent expense under these leases was $2.7 million in the Successor period for the year ended December 31, 2021. This amount was $0.2 million the Successor period from October 9, 2020 through December 31, 2020. In the Intermediate Successor period from January 1, 2020 through October 8, 2020, total rent expense was $0.6 million. Rent expense is included in selling, general, & administrative expenses on the consolidated statements of operations. Fixed payments may contain predetermined fixed rent escalations. We recognize the related rent expense on a straight-line basis from the commencement date to the end of the lease term.

The Company completed the move of its global headquarters from Southlake, Texas, to Grapevine, Texas, in the fourth quarter of 2021 and entered into a surrender agreement to terminate our existing lease in Southlake, Texas. The new lease will require the Company to pay certain operating expenses, including utilities, maintenance, repairs, and insurance.

Future minimum annual commitments under these operating leases are as follows:

Years Ending December 31	Amount
2022	$4,877
2023	5,520
2024	5,268
2025	5,063
2026	3,969
Thereafter	5,943
Total minimum lease payments	$30,640

NOTE 12 – Equity-Based Compensation

Fair Value Considerations

Determining the fair value of awards requires judgment. The Monte Carlo simulation model and Black-Scholes model is used to estimate the fair value of awards that have service, performance and/or market vesting conditions. The assumptions used in these models require the input of subjective assumptions as follows:

Fair value—The fair value of the common stock underlying the incentive units was determined by the Company’s board of directors (the “Board”). Because there is no public market for the incentive units, the Company’s Board determined the common stock fair value at the incentive unit grant date by considering several objective and subjective factors, including the price paid for its common and preferred stock, actual and forecasted operating and financial performance, market conditions and performance of comparable publicly traded companies, developments and milestones within the Company, the rights, preferences, and privileges of its common and preferred stock, and the likelihood of achieving a liquidity event. The fair value of the underlying common stock will be determined by the Board until such time as the Company’s common stock is listed on an established stock exchange or national market system. The fair value was determined in accordance with applicable elements of the practice aid issued by the American Institute of Certified Public Accountants, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

Expected volatility—Expected volatility is based on historical volatilities of a publicly-traded peer group based on weekly price observations over a period equivalent to the expected term of the award.

Expected term—For awards with only service vesting conditions, the expected term is determined using the simplified method, which estimates the expected term using the contractual life of the award and the vesting period. For awards with performance or market conditions, the term is estimated in consideration of the time period expected to achieve the performance or market condition, the contractual term of the award, and estimates of future exercise behavior.

Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury yield of treasury bonds with a maturity that approximates the expected term of the award.

Expected dividend yield—The dividend yield is based on the Company’s current expectations of dividend payouts. The Company has never declared or paid any cash dividends on its common stock, and the Company does not anticipate paying any cash dividends in the foreseeable future.

DLOM estimate—The discounts for lack of marketability are used to help calculate the value of closely held and restricted shares. A valuation discount exists between a share that is publicly traded, and thus has a market, and the market for privately held stock, which often has little, if any, marketplace.

Forfeiture rate—The Company will recognize forfeitures as they occur instead of estimating forfeitures based on historical activity.

During the year ended December 31, 2021, the Company recorded equity-based compensation expense related to performance-based units of $3.3 million. During the year ended December 31, 2020, the Company recognized no equity-based compensation expense related to performance-based units.

During the year ended December 31, 2021, the Company recorded equity-based compensation expense related to service-based units of $3.3 million. During the year ended December 31, 2020, the Company recognized no equity-based compensation expense related to service-based units.

Incentive Units
Certain employees of the Company purchased incentive units in Solo Stove Holdings, LLC for $0.000001 per unit. The majority of the incentive units were issued in December 2020 with additional issuances in March and June 2021. The Company used the Monte Carlo simulation model to determine the fair value of the incentive units. Each incentive award consists of service-based units (representing one-third (1/3) of the number of incentive units) and performance-based units (representing two-thirds (2/3) of the number of incentive units).

The incentive units with a service condition vest over four years with 25% vesting on the one-year anniversary of the grant date and the remaining 75% of such service-based units vesting in substantially equal monthly installments over the following three years, subject to the employee’s continued employment through each applicable vesting date. Additionally, the vesting of the service-based units will accelerate upon the occurrence of a sale transaction prior to the employee’s termination of employment. The IPO did not meet the definition of a sale transaction per the incentive unit agreement. Therefore, the vesting of the service-based units did not accelerate upon the IPO.

There were 27.6 million incentive units outstanding immediately before the Reorganization Transactions. After the Reorganization Transactions, the 27.6 million incentive units converted into 3.4 million common units in Solo Stove Holdings, LLC. The 3.4 million common units consist of service-based units representing one-third (1/3) of the common units and performance-based units representing two-thirds (2/3) of the common units.

The performance-based incentive units vest upon the Company’s achievement of specified performance objectives. Specifically provided that the employee remains employed through a Liquidity Event (as defined in the Solo Stove Holdings, LLC Limited Liability Company Agreement, including the IPO), up to 100% of the performance-based incentive units vest based on the investment return Summit Partners achieves in such Liquidity Event (0% if the investment return is equal to or less than 2.50x, 100% if the investment return is equal to or greater than 4.0x, with any vesting based on returns between 2.50x and 4.0x to be determined on the basis of linear interpolation).

Upon the IPO, 0.9 million of the 2.3 million performance-based common units vested with the remaining 1.4 million unvested performance-based common units being canceled. Associated with these units the Company recognized $3.3 million of stock compensation expense.

At IPO, the Company replaced the incentive units that did not vest under the above market conditions with service-based common units in Solo Stove Holdings, LLC that vest over two years, with 50% of units vesting after one year and 50% vesting in four quarterly installments in the following year, subject to the employee’s continued employment with the Company through the applicable vesting date. If Summit Partners sells all of its equity interests in the Company or if the investment return to Summit equals or exceeds 4.0x on a per-share basis for four consecutive quarters, and in each case the employee remains employed with the Company on such date, then all unvested service-based common units that were previously performance-based incentive units will vest. For accounting purposes, these awards were considered new awards with an estimated fair value of $25.8 million.

The grant date fair value of each incentive unit was calculated using a Monte Carlo simulation model, which incorporates a range of assumptions for inputs as follows:

2020
Expected term (years)	4.0
Expected stock price volatility	36.0%
Risk-free interest rate	0.3%
Expected dividend yield	—
DLOM estimate	16.0%
Weighted average fair value at grant date	$0.25

A summary of the incentive and common units is as follows for the periods indicated (in thousands, except per share data):

	Outstanding Incentive Units	Outstanding Common Units	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested, December 31, 2020	24,551	—	$0.25	3.00	$6,220
Granted prior to Reorganization Transactions	3,730	—	0.45		1,663
Forfeited/canceled prior to Reorganization Transactions	(723)	—	0.25		(183)
Effect of Reorganization Transactions(1)	(27,558)	3,408	—		—
Cancellation of unvested performance units in connection with the IPO(2)	—	(1,359)	—		—
Grant of replacement awards in connection with the IPO(3)	—	1,359	18.95		25,754
Vested in connection with the IPO(4)	—	(913)	1.47		(1,342)
Vested subsequent to Reorganization Transactions	—	(257)	3.84		(988)
Unvested, December 31, 2021	—	2,238	13.91	2.11	31,124
Exercisable, December 31, 2021(5)	—	—	$—		$—
(1) Represents the conversion of incentive units into common units of Solo Stove Holdings, LLC. The aggregate intrinsic value did not change after the conversion.
(2) Represents the performance-based units that did not vest upon IPO because Summit Partners did not achieve a return of 4.0x as described above.
(3) Represents the replacement awards that were granted for the performance-based units that did not vest upon IPO. Refer to the amended incentive unit terms described above.
(4) Represents the performance-based units that vested upon IPO.
(5) Note there were performance and service-based units that vested by December 31, 2021. However, none of them are exercisable due to the lock-up agreement. The lock-up restricts the sale of common stock for 180 days after the date of the IPO.

Incentive Award Plan

In October 2021, the Board approved the 2021 Incentive Award Plan (“Incentive Award Plan”), which became effective on October 28, 2021. Upon the Incentive Award Plan becoming effective, there were 10,789,561 shares of Class A common stock authorized under the Incentive Award Plan. The shares authorized under the Incentive Award Plan will increase annually, beginning on January 1, 2023 and continuing through 2031, by the lesser of (i) 5% of the then outstanding common stock, or (ii) a smaller amount as agreed by the Board.

Stock Options

Upon IPO, the Company granted stock options under the Incentive Award Plan. Stock options provide for the purchase of shares of the Company’s Class A common stock in the future at an exercise price set on the grant date. Unless otherwise determined by the plan administrator and except for certain substitute options granted in connection with a corporate transaction, the stock option's exercise price will not be less than 100% of the fair market value of the underlying share on the date of grant. The options vest over four years, with 25% vesting on the first anniversary of the grant date and the remainder vesting in substantially equal quarterly installments over the following three years, subject to the employee’s continued employment with the Company through the applicable vesting date.

During the year ended December 31, 2021, the Company recorded equity-based compensation expense related to the options of $0.1 million.

The following summary sets forth the stock option activity under the Incentive Award Plan (in thousands, except per share data):

Options Outstanding
	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2020	—	$—	—	$—
Granted	340	17.00
Exercised	—	—
Forfeited/canceled	—	—
Outstanding, December 31, 2021(2)	340	17.00	9.8	—
Exercisable, December 31, 2021	—	$—	—	$—
(1) The aggregate intrinsic values of options outstanding and vested and exercisable were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of December 31, 2021. The fair value of the common stock is the closing price of the Company’s Class A common stock as reported on the New York Stock Exchange.
(2) The aggregate intrinsic value is zero because the closing Class A common stock price at the end of the fiscal year is less than the weighted-average exercise price of the options.

Unvested option activity is as follows (in thousands, except per share data):

	Options	Weighted-Average Grant Date Fair Value
Unvested, December 31, 2020	—	$—
Granted	340	8.71
Vested	—	—
Forfeited or expired	—	—
Unvested, December 31, 2021	340	$8.71

The fair value of each option was estimated at the grant date using the Black-Scholes method with the following assumptions:

Fiscal Year Ended December 31,
2021
Risk-free interest rate	1.6%
Expiration (in years)	10
Expected volatility	37.0%
Expected dividend yield	—

Restricted Stock Units

Upon and after the IPO, the Company granted restricted stock units (“RSUs”) under the Incentive Award Plan. The RSUs are unfunded, unsecured rights to receive, on the applicable settlement date, shares of our Class A common stock or an amount in cash or other consideration determined by the plan administrator to be of equal value as of such settlement date. The RSUs will vest over four years, with 25% vesting on the first anniversary of the grant date and the remainder vesting in substantially equal quarterly installments over the following three years, subject to the employee’s continued employment with the Company through the applicable vesting date.

During the year ended December 31, 2021, the Company recorded equity-based compensation expense related to the RSUs of $0.6 million.

The following table summarizes the activity related to the Company’s restricted stock units:

	Restricted Stock Units Outstanding
	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2020	—	$—
Granted	661	19.05
Vested and converted to shares	—	—
Forfeited/canceled	—	—
Outstanding, December 31, 2021	661	$19.05

Employee Stock Purchase Plan

In October 2021, the Board adopted, and the stockholders of the Company approved, the 2021 Employee Stock Purchase Plan (the “ESPP”). The maximum number of shares of common stock which will be authorized for sale under the ESPP is equal to the sum of (a) 1,618,434 shares of common stock and (b) an annual increase on the first day of each fiscal year beginning in 2023 and ending in 2031, equal to the lesser of (i) 0.5% of the shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Board; provided, however, no more than 6,473,736 shares of common stock may be issued under the ESPP. As of December 31, 2021, no awards have been issued under the plan.

NOTE 13 – Income Taxes

The Company is the sole managing member of Holdings, and as a result, consolidates its financial results. Holdings is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Holdings is passed through to and included in the taxable income or loss of its members, including the Company, on a pro rata basis. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss of Holdings, as well as any stand-alone income or loss generated by Solo Brands, Inc.

Provision for Income Taxes

Income before income taxes was as follows:

	SUCCESSOR	SUCCESSOR	INTERMEDIATE SUCCESSOR
	Year ended December 31, 2021	Period from October 9, 2020 through December 31, 2020	Period from January 1, 2020 through October 8, 2020
Domestic	$59,741	$(8,297)	$(15,807)
Foreign	(1,221)	—	—
Total income before income taxes	$58,520	$(8,297)	$(15,807)

The provision (benefit) for income taxes comprises:

	SUCCESSOR	SUCCESSOR	INTERMEDIATE SUCCESSOR
	Year ended December 31, 2021	Period from October 9, 2020 through December 31, 2020	Period from January 1, 2020 through October 8, 2020
Current income tax expense:
Federal	$4,208	$—	$—
State	956	21	78
Foreign	—	—	—
Total current income tax expense	5,164	21	78

Deferred income tax benefit:
Federal	(2,887)	—	—
State	(252)	—	—
Foreign	—	—	—
Total deferred income tax benefit	(3,139)	—	—
Total income tax expense	$2,025	$21	$78

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before the provision for income taxes. The sources and tax effects of the differences are as follows:

	SUCCESSOR		SUCCESSOR		INTERMEDIATE SUCCESSOR
	Year ended December 31, 2021		Period from October 9, 2020 through December 31, 2020		Period from January 1, 2020 through October 8, 2020
Income tax provision (benefit) at the federal statutory rate of 21%	21.00%	$12,289	21.00%	$(1,742)	21.00%	$(3,319)
Permanent differences, net	0.34%	201	—%	—	—%	—
State income tax (benefit), net of federal benefit	0.75%	442	(0.25)%	21	(0.49)%	78
Foreign tax rate differential	(0.10)%	(59)	—%	—	—%	—
Income earned prior to Reorganization Transactions and attributable to noncontrolling interests	(19.00)%	(11,117)	(21.00)%	1,742	(21.00)%	3,319
Change in valuation allowance	0.54%	315	—%	—	—%	—
Other adjustments	(0.09)%	(46)	—%	—	—%	—
Total income tax expense (benefit)	3.44%	$2,025	(0.25)%	$21	(0.49)%	$78

The Company’s effective income tax rates for years 2021 and 2020 were 3.44% and (0.25)%, respectively. The significant increase in both the amount of income tax expense and the Company’s effective income tax rate from years 2020 to 2021 is primarily due to the Reorganization Transactions. In 2020, the Company was only subject to certain LLC state entity-level taxes, whereas in 2021 the Company was also subject to U.S. federal, state and local income taxes on its allocable share of any taxable income or loss generated by Holdings subsequent to the Reorganization Transactions.

Deferred Tax Assets and Liabilities

Significant components of the Company's net non-current deferred tax assets and liabilities are as follows:

December 31, 2021
Deferred tax assets:
Investment in partnership	$26,707
Net operating losses	1,876
Other	418
Total deferred tax assets	29,001
Valuation allowance	(26,504)
Net deferred tax assets	2,497

Deferred tax liabilities:
Investment in partnership	(76,529)
Property and equipment	(257)
Intangible assets	(15,803)
Inventory	(1,152)
Total deferred tax liabilities	(93,741)
Net deferred tax liabilities	$(91,244)

As of December 31, 2021, the Company has federal net operating losses ("NOL") of $5.2 million and has state net operating losses of $6.8 million. If not utilized, $3.2 million of federal net operating losses can be carried forward indefinitely, and the remainder of $2.0 million will expire in 2036. If not utilized, $0.1 million of state net operating losses can be carried forward indefinitely, and the remainder will begin to expire in 2027.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre‑change NOLs to offset future taxable income. The acquisition of Chubbies, Inc. resulted in a change of ownership under Section 382 for federal and state income tax purposes. Section 382 provides limitation on the utilization of NOL carryforwards after an ownership change, and the Company has analyzed the potential Section 382 impacts on its NOL carryforwards in the event of a Section 382 ownership change. The Company has determined that its fair market value and net unrealized built-in gain position resulted in a significant increase in its Section 382 limitation, whereby the limitation would allow for all of the NOLs to be utilized before they expire. Furthermore, the Company's ability to utilize NOLs of companies that it acquires in the future may be subject to limitations. There is also a risk that that due to regulatory changes, such as suspensions of the use of NOLs or other unforeseen reasons, the Company’s existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.

As of December 31, 2021, the Company has foreign net operating losses of $1.2 million, which if not utilized, will begin to expire in 2027.

As described in Note 1, Organization and Description of Business, and Note 16, Shareholders' and Members' Equity, the Company purchased 14,838,708 of newly issued LLC Units of Holdings with the IPO proceeds. As part of the Reorganization Transactions, the Company acquired 48,558,927 LLC Units from certain members of Holdings who exchanged LLC Units for shares of Class A common stock of Solo Brands, Inc. and from Continuing Members who merged with Solo Brands, Inc. at the time of IPO. The Company recorded a gross deferred tax liability of $49.8 million for the difference between the financial reporting basis and tax basis of this investment. The Company has recorded a deferred tax asset of $26.2 million, the portion of the basis difference that will only reverse upon the sale of the Company's interest in Holdings.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the effect in available carryback and carryforward periods), projected taxable income, and tax-planning strategies in this assessment. In order to fully realize the deferred tax asset, the Company has considered the reversal of its deferred tax liabilities. On the basis of this evaluation, the Company has recorded a valuation allowance of $26.5 million as of December 31, 2021 and had no valuation allowance as of December 31, 2020. The net change in valuation allowance for the year ended December 31, 2021 was an increase of $26.5 million.

Global Intangible Low-Taxed Income ("GILTI") earned by controlled foreign corporations ("CFCs") must be included currently in the gross income of the CFC's U.S. shareholder. GILTI is the excess of the shareholder's net CFC-tested income over the net deemed tangible return, which is currently defined as the excess of (i) 10% of the aggregate of the U.S. shareholder's pro rate share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over, (ii) the amount of certain interest expense taken into account in the determination of the net CFC-tested income. For the period ended December 31, 2021, the Company had no GILTI inclusion. The Company accounts for the tax effects of GILTI as a component of income tax expense in the period the tax arises, to the extent applicable.

Undistributed earnings of the Company's foreign subsidiary are considered to be indefinitely reinvested. Accordingly, no provision of U.S. federal or state income taxes or foreign withholding tax has been made.

There were no reserves for uncertain tax positions as of December 31, 2021 and December 31, 2020. Solo Brands, Inc. was formed in June 2021 and did not engage in any operations prior to the Reorganization Transactions. The statute of limitations remains open for tax years beginning in 2021 for Solo Brands, Inc. Additionally, although Holdings is treated as a partnership for U.S. federal and state income tax purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by the Internal Revenue Service ("IRS"). The statute of limitations remains open for tax years beginning in 2019 for Holdings.

Pursuant to its election under Section 754 of the Internal Revenue Code (the "Code"), the Company expects to obtain an increase in its share of the tax basis in the net assets of Holdings when LLC Interests are redeemed or exchanged by the non-controlling interest holders and other qualifying transactions. The Company plans to make an election under Section 754 of Code for each taxable year in which a redemption or exchange of LLC Interest occurs. The Company intends to treat any redemptions and exchanges of LLC Interests by the non-controlling interest holders as direct purchases of LLC Interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that the Company would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

On October 27, 2021, the Company entered into a tax receivable agreement with the then-existing non-controlling interest holders (the "Tax Receivable Agreement") that provides for the payment by the Company to the non-controlling interest holders of 85% of the amount of any tax benefits that the Company actually realizes, or in some cases is deemed to realize, as a result of (i) increases in its share of the tax basis in the net assets of Holdings resulting from any redemptions or exchanges of LLC Interests, (ii) tax basis increases attributable to payments made under the Tax Receivable Agreement, and (iii) deductions attributable to imputed interest pursuant to the Tax Receivable Agreement (the "TRA Payments"). The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. The TRA payments are not conditioned upon any continued ownership interest in Holdings or the Company. The rights of each non-controlling interest holder under the Tax Receivable Agreement are assignable to transferees of its LLC Interests.

During the year ended December 31, 2021, there were no redemptions of LLC Interests that would have resulted in an increase in the tax basis of the Company’s investment in Holdings subject to the provisions of the Tax Receivable Agreement. During the year ended December 31, 2021, inclusive of interest, no payments were made to the members of Holdings pursuant to the Tax Receivable Agreement. As of December 31, 2021, there were no payments due under the Tax Receivable Agreement.

NOTE 14 – Commitment and Contingencies

Contingencies

From time to time, the Company is involved in various legal proceedings that arise in the normal course of business. While the Company intends to prosecute and defend any lawsuit vigorously, the Company presently believes that the ultimate outcome of any currently pending legal proceeding will not have any material adverse effect on its financial position, cash flows, or results of operations. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, which could impact the Company’s business and the results of operations for the period in which the ruling occurs or future periods. Based on the information available, the Company evaluates the likelihood of potential outcomes. The Company records the appropriate liability when the amount is deemed probable and reasonably estimable. In addition, the Company does not accrue for estimated legal fees and other directly related costs as they are expensed as incurred. The Company is not currently a party to any pending litigation that it considers material. Therefore, the consolidated balance sheets do not include a liability for any potential obligations as of December 31, 2021 and December 31, 2020.

Lease Commitments

The Company has entered into non-cancelable operating leases primarily for its warehouse, distribution and office spaces. For information related to the Company’s lease commitments, see Note 11.

Purchase Commitments

The Company has entered into non-cancelable purchase contracts for operating expenditures, primarily inventory purchases, for $14.8 million as of December 31, 2021 and $17.5 million as of December 31, 2020.

NOTE 15 – Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements
December 31, 2021	Total Fair Value	Level 1	Level 2	Level 3
Financial liabilities:
Long-term debt, net	$128,148	$—	$128,148	$—

		Fair Value Measurements
December 31, 2020	Total Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents:
Money market funds	$30,005	$—	$30,005	$—
Financial liabilities:
Long-term debt, net	73,348	—	73,348	—
Contingent consideration	$100,000	$—	$—	$100,000

The Company’s cash equivalents include money market funds with maturities within three months of their purchase dates. The carrying values of the Company’s cash equivalents and debt approximate fair value and are Level 2 estimates based on quoted market prices or values of comparable borrowings.

As part of the 2020 Agreement (see Note 1), the Company was required to make a payment in the form of a distribution that was contingent on the future performance of the Company. The contingent consideration represents a stand-alone liability that was measured at fair value on a recurring basis and is a Level 3 estimate. The fair value of the contingent consideration on the transaction date was estimated to be $80.9 million using a pricing model considering the probability of the Company achieving an EBITDA target. As of December 31, 2020, the Company determined that the provisions of the contingent consideration had been met in full and, therefore, increased the recorded liability to the expected payment. As such, a $19.1 million loss on contingent consideration was recognized during the year ended December 31, 2020 and was included in other operating expenses on the consolidated statement of operations. The contingent consideration was fully paid on May 13, 2021.

There were no nonrecurring fair value measurements during the years ended December 31, 2021. and December 31, 2020.

NOTE 16 – Shareholders' and Members' Equity

Class A Common Stock

     The Company has 475,000,000 shares of Class A common stock, par value $0.001 per share, authorized. Holders of Class A common stock are entitled to one vote per share on all matters presented to the stockholders generally. In the event of liquidation, dissolution or winding up, each holder of Class A common stock will be entitled to a pro rata distribution of any assets available for distribution to common stockholders.

Class B Common Stock

The Company has 50,000,000 shares of Class B common stock, par value $0.001 per share, authorized. Shares of Class B common stock will only be issued in the future to the extent necessary to maintain a one-to-one ratio between the number of LLC Interests held by the Continuing LLC Owners and the number of shares of Class B common stock issued to the Continuing LLC Owners. Shares of Class B common stock are transferable only together with an equal number of LLC Interests. Shares of Class B common stock will be cancelled on a one-for-one basis if the Company, at the election of the Continuing LLC Owners, redeem or exchange their LLC Interests pursuant to the terms of the Holdings LLC Agreement. Holders of Class B common stock are entitled to one vote per share on all matters presented to the stockholders generally. In the event of liquidation, dissolution or winding up, holders of Class B common stock shall be entitled to receive $0.001 per share and will not be entitled to receive any distribution of the Company’s assets.

Class A Units

Pursuant to the 2020 Agreement, Solo Stove Holdings, LLC has authorized 250,000,000 Class A units for issuance at a price of $1 per unit. For so long as any of the Class A units remain outstanding, the Class A units will rank senior to the Class B units discussed below. Holders of Class A units are entitled to one vote per share on all matters to be voted upon by the members. When and if distributions are declared by the Company’s Board, holders of Class A units are entitled to ratably receive distributions until the aggregate unreturned capital with respect to each holder’s Class A units has been reduced to zero. Upon dissolution, liquidation, distribution of assets, or other winding up, the holders of Class A units are entitled to receive ratably the assets available for distribution after payment of liabilities and before the holders of Class B units and incentive units (see Note 12).

Class B Units

Pursuant to the 2020 Agreement, Solo Stove Holdings, LLC has authorized 175,000,000 Class B units for issuance at a price of $1 per unit. Holders of Class B units are entitled to one vote per share on all matters to be voted upon by the members. Holders of Class A units and Class B units generally vote together as a single class on all matters presented to the Company’s members for their vote or approval. When and if distributions are declared by the Company’s Board, holders of Class B units are entitled to ratably receive distributions until the aggregate unreturned capital with respect to each holder’s Class B units has been reduced to zero. Upon dissolution, liquidation, distribution of assets, or other winding up, the holders of Class B units are entitled to receive ratably the assets available for distribution after payment of liabilities and Class A unitholders and before the holders of Incentive units.

Pursuant to the 2020 Agreement, the Company’s Board may authorize Solo Stove Holdings, LLC to create and/or issue additional equity securities, provided that the number of additional authorized incentive units do not exceed 10 percent of the outstanding Class A and Class B units without the prior written consent of the majority investors. Upon issuance of additional equity securities, all unitholders shall be diluted with respect to such issuance, subject to differences in rights and preferences of different classes, groups, and series of equity securities, and the Company’s Board shall have the power to amend the schedule of unitholders to reflect such additional issuances and dilution.

As part of the 2020 Agreement, certain members of management, in lieu of a cash transaction bonus, elected to receive Class B units which had a fair value of $4.7 million.

NOTE 17 – Net Income (Loss) Per Share

The Company analyzed the calculation of earnings per unit for the periods prior to the Reorganization Transactions and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per unit information has not been presented for the Successor period from October 9, 2020, through December 31, 2020 and the Intermediate Successor period from January 1, 2020, through October 8, 2020.

The basic and diluted earnings per share for the Successor period for the year ended December 31, 2021 represents only the period from the IPO date of October 28, 2021 to December 31, 2021, which represents the period wherein the Company had outstanding Class A common stock.

Basic net income (loss) per share of Class A common stock is computed by dividing net income (loss) attributable to Solo Brands, Inc. by the weighted average number of shares of Class A common stock outstanding during the period. Diluted income (loss) per share of Class A common stock is computed by dividing net income (loss) attributable to Solo Brands, Inc. by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.

The following table sets forth the calculation of the basic and diluted earnings per share for the period following the Reorganization Transactions for our Class A common stock (in thousands, except per share data):

SUCCESSOR
Year ended December 31, 2021
Net income	$56,495
Net income earned by controlling members prior to the Reorganization Transactions	37,963
Net income attributable to non-controlling interests	7,841
Net income attributable to Solo Brands, Inc.	$10,691

Numerator:
Net income attributable to Class A common shareholders - basic and diluted	$10,691

Denominator:
Weighted average shares of Class A common stock outstanding - basic and diluted	63,011

Earnings per share of Class A common stock outstanding - basic and diluted	$0.17

During 2021, 33.4 million shares of Class B common stock, 0.3 million options and 0.7 million restricted stock units were not included in the computation of diluted net income per share because their effect would have been anti-dilutive.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

As previously reported, in connection with the preparation of our financial statements for 2020, we identified a material weakness in our internal control over financial reporting. The material weakness identified related to certain transaction related expenses for the change in control transactions in 2020 and 2019 which were not recorded in our financial statements.

Remediation Measures

In order to remediate this material weakness, we implemented, and made progress in, the following measures, among others:

•increased the quality and expanded the number of people in our accounting department;
•completed the identified required remediation activities to improve general controls; and
•implemented a new ERP system that should allow for more timely identification of reporting matters.
As a result of these efforts, our management has concluded that the previously identified material weakness has been remediated as of December 31, 2021.

Changes in Internal Control over Financial Reporting

Other than the measures described in “Remediation Measures” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the fiscal year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table provides information regarding our executive officers and members of our board of directors (ages as of the date of this Annual Report on Form 10-K):

Name	Age	Position(s)
Executive Officers
John Merris	39	President, Chief Executive Officer and Director
Matthew Webb	34	Chief Operating Officer
Samuel Simmons	39	Chief Financial Officer
Kent Christensen	42	General Counsel
Kyle Hency	36	Chief Strategy Officer
Tom Montgomery	35	Chief Digital Officer
Rainer Castillo	36	Chief Product Officer
Non-Employee Directors
Matthew Guy-Hamilton	37	Director
Paul Furer	35	Director
Andrea K. Tarbox	71	Director
Julia Brown	51	Director
Marc Randolph	63	Director

Executive Officers

John Merris. Mr. Merris has served as our President and Chief Executive Officer since October 2018 and a member of our board of directors since March 2021. Prior to his time with the Company, Mr. Merris served as Chief Revenue Officer and Director of Clarus Glassboards LLC, a manufacturer of glass writing surfaces, from October 2015 to October 2018, and Vice President of Multiview, a business to business media company, from August 2012 to October 2015. Mr. Merris also serves on the board of directors of Fostering Hearts, a non-profit corporation. In 2020, Mr. Merris was recognized as the EY Entrepreneur of the Year Regional Winner. Mr. Merris holds a B.A. in Political Science and Business from Brigham Young University and a M.B.A. from University of Texas at Austin. We believe Mr. Merris is qualified to serve on our board of directors due to his extensive knowledge and understanding of our business, operations, and global supply chain management.

Matthew Webb. Mr. Webb has served as our Chief Operating Officer since October 2019. Prior to his time with the Company, Mr. Webb served as a Supply Chain Manager, Vice President of Operations and Director at Clarus Glassboards LLC from January 2013 to August 2019. Prior to that, Mr. Webb also served as a Commodity Manager at American Airlines from 2011 to 2013 and as Logistics Support at General Dynamics, a government contractor, from 2010 to 2011. Mr. Webb holds a B.A. in Supply Chain Management from Arizona State University, W.P. Carey School of Business.

Samuel Simmons. Mr. Simmons has served as our Chief Financial Officer since March 2021. Prior to his time with the Company, Mr. Simmons served as Vice President of Finance at LogMeIn Inc., a provider of software as a service (SaaS) and cloud-based remote work tools for collaboration, IT management and customer engagement, from 2018 to 2021 and Jive Communications, Inc., a provider to businesses and institutions of cloud-based phone systems and unified communications services, from 2009 to 2018. Mr. Simmons holds a B.S. in Business Administration and Finance from Brigham Young University.

Kent Christensen. Mr. Christensen has served as our General Counsel since March 2021. Prior to his time with the Company, Mr. Christensen was an attorney at Call & Jensen APC, a law firm, from 2009 to 2021. Mr. Christensen holds a B.A. in International Studies from Brigham Young University and a J.D. from University of Arizona James E. Rogers College of Law, where he graduated summa cum laude.

Kyle Hency. Mr. Hency has served as our Chief Strategy Officer since September 2021. Prior to that, Mr. Hency was a Co-founder and Chief Executive Officer at Chubbies, Inc. since 2017 and a member of its Board of Directors since 2011. Mr. Hency also served as a Senior Associate for Mainsail Partners from August 2009 to December 2012. Mr. Hency also currently serves on the Board of Directors of Foundation 43, a charitable foundation focused on supporting mental health, Loop Returns, a post-purchase return software company in the Shopify ecosystem and Rumpl, Inc., a digitally native outdoor brand. Mr. Hency holds a BA in Economics from Stanford University.

Tom Montgomery. Mr. Montgomery has served as our Chief Digital Officer since September 2021. Prior to that, Mr. Montgomery was a Co-founder and Chief Digital Officer at Chubbies, Inc. since 2011. Mr. Montgomery also served as an investment professional at Ridge Ventures from 2009 to 2012. Mr. Montgomery currently serves on the Board of the Directors and as President of Foundation 43, a charitable foundation focused on supporting mental health. Mr. Montgomery holds a BS in Management Science & Engineering from Stanford University.

Rainer Castillo. Mr. Castillo has served as our Chief Product Officer since September 2021. Prior to that, Mr. Castillo was a Cofounder and Chief Product Officer at Chubbies, Inc and has served as a member of its Board of Directors since 2011. He also held positions at Levi Strauss & Co. from 2010 to 2012 and at Gap, Inc. from 2007 to 2010. Mr. Castillo currently serves on the Board of Directors for Foundation 43, a charitable foundation focused on supporting mental health. Mr. Castillo holds a BA in Public Policy from Stanford University.

Non-Employee Directors

Matthew Guy-Hamilton. Mr. Guy-Hamilton has served as a member of our board of directors since October 2020. Mr. Guy-Hamilton is a Managing Director of Summit Partners L.P., a private equity investment company. Mr. Guy-Hamilton joined Summit in 2005, oversees several Summit portfolio companies, and serves as co-head of the Financial Services and Technology Group. Mr. Guy-Hamilton graduated summa cum laude, with a B.A. in Economics, from Colby College. We believe Mr. Guy-Hamilton is qualified to serve on our board of directors due to knowledge of finance, general management, and industry knowledge.

Paul Furer. Mr. Furer has served as a member of our board of directors since October 2020. Mr. Furer is a Principal at Summit Partners L.P. Mr. Furer joined Summit in 2011 and oversees several Summit portfolio companies in the consumer, financial and business services industries. Prior to that, Mr. Furer was an Analyst at Jefferies & Company, from April 2010 to June 2011, and at Bank of America Merrill Lynch, from June 2008 to April 2010. Mr. Furer holds a B.S. in Finance from Indiana University, Kelley School of Business and a M.B.A. from Columbia Business School. We believe Mr. Furer is qualified to serve on our board of directors due to his knowledge of strategy, finance and management.

Andrea K. Tarbox. Ms. Tarbox has been a member of our board of directors since August 2021. Ms. Tarbox also serves as CFO and a member of the board of directors for Live Oak Acquisition Corp. II (NYSE: LOKB) and previously served as CFO and a member of the board of directors of Live Oak Acquisition Corp. (NYSE: LOAK). Prior to that, Ms. Tarbox served as Chief Financial Officer and Vice President of KapStone Paper & Packaging (formerly NYSE: KS), from 2007 until 2018. Previously, Ms. Tarbox held positions at various companies, including Uniscribe Professional Services, Inc., a provider of paper- and technology-based document management solutions, Gartner Inc., a research and advisory company, British Petroleum, p.l.c., (NYSE:BP) and Fortune Brands, Inc., a holding company with diversified product lines. Ms. Tarbox earned a B.A. degree in Psychology from Connecticut College and an M.B.A. from the University of Rhode Island. We believe Ms. Tarbox is well-qualified to serve on our board due to her extensive accounting and financial experience, operational background, and her significant experience in acquiring and integrating companies.

Julia Brown. Ms. Brown has been a member of our board of directors since August 2021. Ms. Brown served as the Chief Procurement Officer for Carnival Corporation & Plc, a travel and hospitality company, and previously served as Chief Procurement Officer for Kraft Foods and Mondelez International (post split) a consumer products company, from December 2008 to March 2015. Ms. Brown currently serves on the board of directors of Molson Coors Beverage Company (NYSE: TAP), a Canadian drink and brewing company and Shutterfly LLC. She also serves on non- profit boards including the Board of Trustees of the Chartered Institute of Purchasing and Supply, an organization for the procurement and supply management profession based in the UK and was recently appointed to the board of the Perez Art Museum in Miami. Ms. Brown graduated with Honors, with a Bachelor of Commerce from McMaster University. We believe Ms. Brown is qualified to serve on our board of directors due to her extensive business experience and operational background, and her significant experience in serving on the boards of public and private companies.

Marc Randolph. Mr. Randolph has been a member of our board of directors since August 2021. Mr. Randolph currently serves as the Chief Executive Officer of PodiumCraft Inc, a consulting company that mentors early stage founders and executive teams. Prior to that, he served as the co-founder, director, and served in a sequence of executive level positions at Netflix Inc., a movie and television streaming service, from February 1997 to September 2003. Mr. Randolph also currently serves on the board of directors of several private companies. Mr. Randolph graduated with a B.A. in Geology from Hamilton College. We believe Mr. Randolph is qualified to serve on our board of directors due to his extensive business experience, knowledge of strategy, finance and management.

Code of Conduct

Our board of directors has adopted a written Code of Business Conduct and Ethics that applies to all of our directors, executive officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of our Code of Business Conduct and Ethics is posted under “Governance” on the Investor Relations section of our website, www.solobrands.com. To the extent required by applicable rules adopted by the SEC and the NYSE, we intend to disclose future amendments to certain provisions of the code, or waivers of such provisions granted to executive officers and directors, in this location on our website at www.solobrands.com.

The remaining information required by this item will be included in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be included in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements
The financial statements required by this item are listed in Item 8, “Financial Statements and Supplementary Data” herein.

(a)(2) Financial Statement Schedules
None

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

3. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Solo Brands, Inc.	S-8	333-260826	4.1	11/5/2021
3.2	Amended and Restated Bylaws of Solo Brands, Inc.	S-8	333-260826	4.2	11/5/2021
4.1	Specimen Stock Certificate evidencing the shares of Class A Common Stock	S-1/A	333-260026	4.1	10/25/2021
4.2	Stockholders Agreement	10-Q	333-260026	4.2	12/9/2021
4.3	Registration Rights Agreement	10-Q	333-260026	4.3	12/9/2021
4.4	Description of Securities
10.1	Tax Receivable Agreement	10-Q	333-260026	10.1	12/9/2021
10.2	Amended and Restated Limited Liability Company Agreement of Solo Stove Holdings, LLC	10-Q	333-260026	10.2	12/9/2021
10.3+	Credit Agreement, dated as of May 12, 2021, among Solo DTC Brands, LLC (f/k/a Frontline Advance LLC), Solo Stove Intermediate, LLC, JPMorgan Chase Bank, N.A., as Lead Arranger, L/C Issuer, Lender, Administrative Agent and Collateral Agent, and the Lenders and L/C Issuers party thereto.	S-1/A	333-260026	10.6	10/25/2021
10.4	Amendment No. 1, dated as of June 2, 2021, to Credit Agreement, dated as of May 12, 2021, among Solo DTC Brands, LLC (f/k/a Frontline Advance LLC), JPMorgan Chase Bank, N.A., as Lead Arranger, L/C Issuer, Lender, Administrative Agent and Collateral Agent, and the Lenders and L/C Issuers party thereto	S-1/A	333-260026	10.7	10/25/2021
10.5	Amendment No. 2, dated as of September 1, 2021, to Credit Agreement, dated as of May 12, 2021, among Solo DTC Brands, LLC (f/k/a Frontline Advance LLC), JPMorgan Chase Bank, N.A., as Lead Arranger, L/C Issuer, Lender, Administrative Agent and Collateral Agent, and the Lenders and L/C Issuers party thereto	S-1/A	333-260026	10.8	10/25/2021

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
10.6#	Form of Indemnification Agreement by and between Solo Brands, Inc. and its directors and executive officers	S-1/A	333-260026	10.9	10/25/2021
10.7	Form of Solo Stove Holdings, LLC and SS Management Aggregator, LLC Incentive Equity Agreement	S-1/A	333-260026	10.10	10/25/2021
10.8	Form of Amendment to Solo Stove Holdings, LLC and SS Management Aggregator, LLC Incentive Equity Agreement	S-1/A	333-260026	10.11	10/25/2021
10.9#	Solo Brands, Inc. 2021 Incentive Award Plan.	S-1/A	333-260026	10.12	10/25/2021
10.10#	Form of Stock Option Agreement under the Solo Brands, Inc. 2021 Incentive Award Plan.	S-1/A	333-260026	10.13	10/25/2021
10.11#	Form of Restricted Stock Unit Agreement under the Solo Brands, Inc. 2021 Incentive Award Plan	S-1/A	333-260026	10.14	10/25/2021
10.12#	Form of Restricted Stock Agreement under the Solo Brands, Inc. 2021 Incentive Award Plan	S-1/A	333-260026	10.15	10/25/2021
10.13#	Form of Restricted Stock Unit Agreement (Non-Employee Director) under the Solo Brands, Inc. 2021 Incentive Award Plan	S-1/A	333-260026	10.16	10/25/2021
10.14#	Solo Brands, Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-260026	10.17	10/25/2021
10.15#+	Employee Agreement, dated as of October 9, 2020, by and between Solo DTC Brands, LLC and John Merris	S-1	333-260026	10.18	10/25/2021
10.16#+	Employee Agreement, dated as of October 9, 2020, by and between Solo DTC Brands, LLC and Matt Webb	S-1	333-260026	10.19	10/25/2021
10.17#+	Employee Agreement, dated as of October 9, 2020, by and between Solo DTC Brands, LLC and Clint Mickle	S-1	333-260026	10.20	10/25/2021
10.18#+	Employee Agreement, dated as of October 9, 2020, by and between Solo DTC Brands, LLC and Samuel Simmons	S-1	333-260026	10.21	10/25/2021
10.19#+	Employee Agreement, dated as of October 9, 2020, by and between Solo DTC Brands, LLC and Kent Christensen	S-1	333-260026	10.22	10/25/2021
10.20#+	Employment Agreement, dated as of September 1, 2021, by and between Solo DTC Brands, LLC and Kyle Hency	S-1/A	333-260026	10.23	10/25/2021
10.21#+	Employment Agreement, dated as of September 1, 2021, by and between Solo DTC Brands, LLC and Thomas Montgomery	S-1/A	333-260026	10.24	10/25/2021
10.22#+	Employment Agreement, dated as of September 1, 2021, by and between Solo DTC Brands, LLC and William Rainer Castillo	S-1/A	333-260026	10.25	10/25/2021
10.23#+	Board Letter, dated as of October 1, 2021, by and between Solo Brands and Andrea Tarbox	S-1/A	333-260026	10.26	10/25/2021
10.24#+	Board Letter, dated as of October 1, 2021, by and between Solo Brands and Julia Brown	S-1/A	333-260026	10.27	10/25/2021
10.25#+	Board Letter, dated as of October 1, 2021, by and between Solo Brands and Marc Randolph	S-1/A	333-260026	10.28	10/25/2021
10.26#+	Non-Employee Director Compensation Policy	S-1/A	333-260026	10.29	10/25/2021
21.1	List of subsidiaries of Solo Brands, Inc.					*
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.
+	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item 601(a)(6).

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date set forth below.

Solo Brands, Inc.

Date:	March 30, 2022	By:	/s/ John Merris
John Merris
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 30, 2022	By:	/s/ Samuel Simmons
Samuel Simmons
Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Merris	President, Chief Executive Officer and Director	March 30, 2022
John Merris	(principal executive officer)

/s/ Samuel Simmons	Chief Financial Officer	March 30, 2022
Samuel Simmons	(principal financial and accounting officer)

/s/ Matthew Guy-Hamilton	Director	March 30, 2022
Matthew Guy Hamilton

/s/ Paul Furer	Director	March 30, 2022
Paul Furer

/s/ Andrea K. Tarbox	Director	March 30, 2022
Andrea K. Tarbox

/s/ Julia Brown	Director	March 30, 2022
Julia Brown

/s/ Marc Randolph	Director	March 30, 2022
Marc Randolph