Form 10-Q
period 2022-03-31
Solo Brands, Inc.
filed 2022-05-13
CIK 1870600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of May 9, 2022, there were 63,400,772 shares of the registrant’s Class A common stock, $0.001 par value per share, outstanding and 31,317,705 shares of the registrant’s Class B common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, business strategy, plans, market growth and our objectives for future operations.

The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, our ability to manage our future growth effectively, our ability to expand into additional markets; our ability to maintain and strengthen our brand to generate and maintain ongoing demand for our products, our ability to cost-effectively attract new customers and retain our existing customers; our failure to maintain product quality and product performance at an acceptable cost, the impact of product liability and warranty claims and product recalls; the highly competitive market in which we operate, business interruptions resulting from geopolitical actions, natural disasters, or impacts of the COVID-19 pandemic, risks associated with our international operations, problems with, or loss of, our suppliers or an inability to obtain raw materials, the ability of our stockholders to influence corporate matters, and the important factors discussed in Part I, Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”) filed with Securities and Exchange Commission (the “SEC”) on March 30, 2022. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed as exhibits to this Quarterly Report with the understanding that our actual future results, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report, whether as a result of any new information, future events or otherwise.

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

All periodic and current reports, registration statements and other filings that we have filed or furnished to the SEC, including our annual reports on Form 10-K, quarterly reports, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, are available free of charge from the SEC’s website (www.sec.gov) and on our website at https://investors.solobrands.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC.

Any reference to our website or social media channels does not constitute incorporation by reference of the information contained on or available through our website, and you should not consider such information to be a part of the periodic and current reports, registration statements or other filings that we file or furnish with the SEC from time to time.
i

Basis of Presentation

This Quarterly Report covers a period prior to the completion of the initial public offering (“IPO”) on October 28, 2021. In connection with the completion of the IPO, we effected certain reorganization transactions collectively referred to as the “Reorganization Transactions.” Unless stated otherwise, this Quarterly Report contains information about Solo Stove Holdings, LLC, which we refer to as “Holdings,” before the IPO.

We also made three acquisitions (collectively, the “Acquisitions”) in 2021 in which we acquired Oru Kayak, Inc. (“Oru”), International Surf Ventures, Inc. (“ISLE”), and Chubbies, Inc. (“Chubbies”). See the Notes to the unaudited consolidated financial statements included elsewhere in this Quarterly Report for more information regarding the Acquisitions.

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

ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SOLO BRANDS, INC.
Consolidated Balance Sheets
(Unaudited)

(In thousands)	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$15,863	$25,101
Accounts receivable, net of allowance for doubtful accounts of $0.5 million and $0.3 million	25,866	21,513
Inventory	126,518	102,335
Prepaid expenses and other current assets	12,179	9,889
Total current assets	180,426	158,838
Non-current assets
Property and equipment, net	11,327	10,603
Intangible assets, net	252,334	257,234
Goodwill	410,559	410,559
Other non-current assets	27,577	506
Total non-current assets	701,797	678,902
Total assets	$882,223	$837,740

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Accounts payable	$13,289	$11,774
Accrued expenses and other current liabilities	31,778	28,150
Deferred revenue	3,716	3,524
Current portion of long-term debt	3,750	3,125
Total current liabilities	52,533	46,573
Non-current liabilities
Long-term debt, net	143,988	125,023
Deferred tax liability	91,244	91,244
Other non-current liabilities	23,351	729
Total non-current liabilities	258,583	216,996

Commitments and contingencies (Note 12)

Shareholders’ equity
Class A common stock, par value $0.001 per share; 475,000,000 shares authorized; 63,400,772 and 63,397,635 shares issued and outstanding	63	63
Class B common stock, par value $0.001 per share; 50,000,000 shares authorized; 31,269,421 and 31,178,815 shares issued and outstanding	31	31
Additional paid-in capital	353,008	350,088
Accumulated other comprehensive income	22	6
Retained earnings	8,656	10,691
Shareholders’ equity	361,780	360,879
Shareholders’ equity attributable to non-controlling interests	209,327	213,292
Total shareholders’ equity	571,107	574,171
Total liabilities and shareholders’ equity	$882,223	$837,740

See Notes to Unaudited Consolidated Financial Statements

SOLO BRANDS, INC.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
(In thousands, except per unit data)	March 31, 2022	March 31, 2021
Net sales	$82,203	$69,071
Cost of goods sold	33,350	22,607
Gross profit	48,853	46,464
Operating expenses
Selling, general & administrative expenses	45,644	18,734
Depreciation and amortization expenses	5,935	3,593
Other operating expenses	500	122
Total operating expenses	52,079	22,449
Income (loss) from operations	(3,226)	24,015
Non-operating expenses
Interest expense	796	1,730
Other non-operating expenses	91	7
Total non-operating expenses	887	1,737
Income (loss) before income taxes	(4,113)	22,278
Income tax expense (benefit)	(878)	44
Net income (loss)	(3,235)	22,234
Less: net income (loss) attributable to noncontrolling interests	(1,200)	—
Net income (loss) attributable to Solo Brands, Inc.	$(2,035)	$22,234

Other comprehensive income (loss)
Foreign currency translation, net of tax	$24	$—
Comprehensive income (loss)	(3,211)	22,234
Less: comprehensive income (loss) attributable to noncontrolling interests	8	—
Comprehensive income (loss) attributable to Solo Brands, Inc.	$(3,203)	$22,234

Net income (loss) per unit
Basic	$(0.03)	*
Diluted	$(0.03)	*

Weighted-average units outstanding
Basic	63,401	*
Diluted	63,401	*
*    Refer to Note 15, Net Income (Loss) Per Share, for why the earnings per share information has not been presented for the period three months ended March 31, 2021.

See Notes to Unaudited Consolidated Financial Statements

SOLO BRANDS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(In thousands)	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,235)	$22,234
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities
Amortization of intangible assets	5,258	3,533
Equity-based compensation	4,437	229
Operating lease right-of-use assets expense	1,321	—
Depreciation	677	60
Amortization of debt issuance costs	215	90
Bad debt expense	35	21
Changes in assets and liabilities
Accounts receivable	(4,422)	(2,957)
Inventory	(24,266)	(2,618)
Prepaid expenses and other current assets	(2,350)	(684)
Accounts payable	2,094	176
Accrued expenses and other current liabilities	110	(8,943)
Deferred revenue	192	(17,069)
Other non-current assets and liabilities	(5,577)	122
Net cash provided by (used in) operating activities	(25,511)	(5,806)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,696)	(684)
Acquisitions, net of cash acquired	(774)	—
Net cash provided by (used in) investing activities	(2,470)	(684)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	20,000	—
Repayments of long-term debt	(625)	(113)
Distributions to non-controlling interests	(628)	—
Net cash provided by (used in) financing activities	18,747	(113)
Effect of exchange rate changes on cash	(4)	—
Net change in cash and cash equivalents	(9,238)	(6,603)
Cash and cash equivalents balance, beginning of period	25,101	32,753
Cash and cash equivalents balance, end of period	$15,863	$26,150
SUPPLEMENTAL DISCLOSURES:
Cash interest paid	$1,233	$916
Cash income taxes paid	$3	$—

See Notes to Unaudited Consolidated Financial Statements

SOLO BRANDS, INC.
Consolidated Statements of Shareholders’ Equity
(Unaudited)

For the Three Months Ended March 31, 2022

(In thousands)	Class A Common Stock		Class B Common Stock
SUCCESSOR	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Non-controlling Interest	Total Shareholders’ Equity
Balance at December 31, 2021	63,397	$63	31,179	$31	$350,088	$6	$10,691	$213,292	$574,171
Net income	—	—	—	—	—	—	(2,035)	(1,200)	(3,235)
Equity-based compensation	—	—	—	—	3,300	—	—	1,137	4,437
Other comprehensive income	—	—	—	—	—	16	—	8	24
Tax distributions to non-controlling interests	—	—	—	—	—	—	—	(4,290)	(4,290)
Vested equity-based compensation and re-allocation of ownership percentage	4	—	90	—	(380)	—	—	380	—
Balance at March 31, 2022	63,401	$63	31,269	$31	$353,008	$22	$8,656	$209,327	$571,107

See Notes to Unaudited Consolidated Financial Statements

SOLO BRANDS, INC.
Consolidated Statements of Members’ Equity
(Unaudited)

For the Three Months Ended March 31, 2021

(In thousands)	Class A Units		Class B Units
SUCCESSOR	Units	Amount	Units	Amount	Incentive Units	Retained Earnings (Accumulated Deficit)	Total Members’ Equity
Balance at December 31, 2020	250,000	$237,309	175,000	$103,109	$—	$(8,318)	$332,100
Net income prior to Reorganization Transactions	—	—	—	—	—	22,234	22,234
Equity-based compensation prior to Reorganization Transactions	—	—	—	—	229	—	229
Balance at March 31, 2021	250,000	$237,309	175,000	$103,109	$229	$13,916	$354,563

See Notes to Unaudited Consolidated Financial Statements

SOLO BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – Significant Accounting Policies

Included below are selected significant accounting policies including those that were added or modified during the three months ended March 31, 2022 as a result of the adoption of new accounting policies. Refer to Note 2, Significant Accounting Policies, within the annual consolidated financial statements in our 2021 Form 10-K for the full list of our significant accounting policies.

Basis of Presentation

The unaudited consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the unaudited consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to applicable rules and regulations of the SEC. The unaudited consolidated financial statements include those of our wholly-owned subsidiaries. Intercompany balances and transactions are eliminated in consolidation. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2021.

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

Leases

The Company accounts for leases in accordance with Accounting Standards Codification (“ASC”) No. 842, Leases. The Company determines if an arrangement is a lease at inception of a contract if the terms state the Company has the right to direct the use of, and obtain substantially all the economic benefits from, a specific asset identified in the contract. The right-of-use (“ROU”) assets represent the Company's right to use the underlying assets for the lease term, and the lease liabilities represent the obligation to make lease payments arising from the leases. The Company records its ROU assets in other non-current assets, its current lease liabilities in accrued expenses and other current liabilities and its non-current lease liabilities in other non-current liabilities. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments to be made over the lease term. Certain of the Company's lease agreements contain options to extend the lease. The Company evaluates these options on a lease-by-lease basis, and if the Company determines it is reasonably certain to be exercised, the lease term includes the extension. The Company uses its incremental borrowing rate at lease commencement to determine the present value of lease payments, and lease expense is recognized on a straight-line basis over the lease term. The incremental borrowing rate is the rate of interest the Company could borrow on a collateralized basis over a similar term with similar payments. The Company does not record leases with an initial term of twelve months or less (“short-term leases”).

Certain of the Company's lease agreements include payments for certain variable costs not determinable upon lease commencement, including common area maintenance, utilities, property taxes and inflation adjustments. These variable lease payments are recognized in selling, general and administrative expenses, but are not included in the ROU asset or lease liability balances. The Company's lease agreements do not contain any material residual value guarantees, restrictions or covenants.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), and has modified the standard thereafter, which supersedes the lease requirements in ASC 840. The ASU requires lessees to recognize a right-of-use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of operations. Prior to this new standard, leases were classified as either capital or operating, with only capital leases recognized on the consolidated balance sheets. The Company did not have any capital leases prior to or upon adoption of ASU 2016-02. The Company adopted this standard on January 1, 2022 using the modified retrospective transition approach. Upon adoption of ASU 2016-02, the Company recorded the following amounts associated with operating leases in its consolidated balance sheet at January 1, 2022: $24.9 million of ROU assets in other non-current assets, $4.1 million of lease liabilities in accrued expenses and other current liabilities and $21.4 million of lease liabilities in other non-current liabilities. There was no impact to the opening balance of retained earnings as a result of implementing ASU 2016-02. The Company elected the package of three practical expedients available under the ASU, which allows entities to carryforward accounting conclusions under previous GAAP by not reassessing the following: (a) whether a contract is or contains a lease, (b) lease classification or (c) determination of initial direct costs. Additionally, the Company implemented appropriate changes to internal processes and controls to support recognition, subsequent measurement and disclosures.

Recently Issued Accounting Pronouncements - Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU includes changes to the accounting and measurement of financial assets, including the Company’s accounts receivable and held-to-maturity debt securities, by requiring the Company to recognize an allowance for all expected losses over the life of the financial asset at origination. This is different from the current practice, where an allowance is not recognized until the losses are considered probable. The ASU also changes the way credit losses are recognized for available-for-sale debt securities. Credit losses are recognized through the recording of an allowance rather than as a write-down of the carrying value. In November 2019, the FASB issued ASU 2019-10, deferring the effective date of ASU 2016-13 to annual periods beginning after December 15, 2022. Upon adoption, the ASU will be applied using a modified retrospective transition method to the beginning of the earliest period presented. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. Although early adoption is permitted, the Company does not plan to early adopt. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, an update that provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The optional guidance is provided to ease the potential burden of accounting for reference rate reform. The guidance is effective as of March 12, 2020 and is available for contract modifications through December 31, 2022. The Company continues to evaluate the impact of this standard on its consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires that an acquirer recognize and measure contract assets and liabilities acquired in a business combination in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance is effective for annual periods beginning after December 15, 2023, including interim periods therein, with early adoption permitted. The guidance will be applied prospectively to acquisitions occurring on or after the effective date. The Company will continue to evaluate the impact of this guidance, which will depend on the contract assets and liabilities acquired in future business combinations.

NOTE 2 – Revenue

The Company primarily engages in direct-to-consumer transactions, which is comprised of product sales directly from our website, and business-to-business transactions, or wholesale, which is comprised of product sales to retailers, including where possession of the Company's products is taken and sold by the retailer in-store or online.

The following table disaggregates our net sales by channel:

	Three Months Ended March 31,
	2022	2021
Net sales by channel
Direct-to-consumer	$60,230	$62,281
Wholesale	21,973	6,790
Total net sales	$82,203	$69,071

NOTE 3 – Acquisitions

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

The excess enterprise value of Oru over the estimated fair value of assets and liabilities assumed was recorded as goodwill. Goodwill was recorded to reflect the excess purchase consideration over net assets acquired, which represents the value that is expected from expanding the Company’s product offerings and other synergies. Factors that contributed to the recognition of goodwill included the expected future revenue growth of Oru. None of the goodwill recognized was expected to be deductible for tax purposes. A working capital settlement of $0.2 million was paid during the three months ended March 31, 2022, and purchase accounting has been finalized.

The following table summarizes the fair values of the assets acquired and liabilities assumed by the Company at the acquisition date:

Cash	$6,307
Accounts receivable	357
Inventory	4,171
Property and equipment	436
Prepaid expenses and other assets	902
Intangible assets	21,115
Accounts payable and accrued liabilities	(4,119)
Deferred revenue	(746)
Deferred tax liability	(6,247)
Total identifiable net assets	22,176
Noncontrolling interest	(15,320)
Goodwill	18,781
Total	25,637
Less: cash acquired	(6,307)
Total, net of cash acquired	$19,330

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

The excess enterprise value of ISLE over the estimated fair value of assets and liabilities assumed was recorded as goodwill. Goodwill was recorded to reflect the excess purchase consideration over net assets acquired, which represents the value that is expected from expanding the Company’s product offerings and other synergies. Factors that contributed to the recognition of goodwill included the expected future revenue growth of ISLE. None of the goodwill recognized was expected to be deductible for tax purposes. Purchase accounting has been finalized.

The following table summarizes the fair values of the assets acquired and liabilities assumed by the Company at the acquisition date:

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

The excess enterprise value of Chubbies over the estimated fair value of assets and liabilities assumed was recorded as goodwill. Goodwill was recorded to reflect the excess purchase consideration over net assets acquired, which represents the value that is expected from expanding the Company’s product offerings and other synergies. Factors that contributed to the recognition of goodwill included the expected future revenue growth of Chubbies. None of the goodwill recognized was expected to be deductible for tax purposes. A working capital settlement of $0.6 million was paid during the three months ended March 31, 2022, and purchase accounting has been finalized.

The following table summarizes the fair values of the assets acquired and liabilities assumed by the Company at the acquisition date:

Cash	$7,990
Accounts receivable	1,962
Inventory	25,360
Property and equipment	401
Prepaid expenses and other assets	893
Intangible assets	47,846
Accounts payable and accrued liabilities	(15,011)
Deferred revenue	(392)
Deferred tax liability	(12,095)
Other non-current liabilities	(12)
Total identifiable net assets	56,942
Goodwill	73,118
Total	130,060
Less: cash acquired	(7,990)
Less: fair value of class B units	(29,075)
Total, net of cash acquired	$92,995

NOTE 4 – Inventory

Inventory consisted of the following:

	March 31, 2022	December 31, 2021
Purchased inventory on hand	$93,893	$64,310
Inventory in transit	26,761	28,064
Raw materials	4,156	2,148
Fair value write-up	1,708	7,813
Inventory	$126,518	$102,335

NOTE 5 – Property and Equipment, net

Property and equipment, net consisted of the following:

	March 31, 2022	December 31, 2021
Leasehold improvements	$6,581	$6,121
Computer, software, and other equipment	3,852	3,032
Machinery	1,083	1,288
Furniture and fixtures	1,138	746
Construction in progress	84	166
Property and equipment, gross	12,738	11,353
Accumulated depreciation	(1,411)	(750)
Property and equipment, net	$11,327	$10,603

Depreciation expense was $0.7 million for the three months ended March 31, 2022, compared to $0.1 million for the three months ended March 31, 2021. Depreciation expense is recorded to depreciation and amortization expense on the consolidated statements of operations.

NOTE 6 – Intangible Assets, net

Intangible assets consisted of the following:

	March 31, 2022	December 31, 2021
Gross carrying value
Brand	$196,114	$196,114
Trademark	33,552	33,457
Customer relationships	28,605	28,605
Developed technology	17,871	17,871
Patents	2,151	1,888
Intangible assets, gross	278,293	277,935

Accumulated amortization
Brand	(19,343)	(16,036)
Trademark	(1,490)	(901)
Customer relationships	(2,572)	(1,915)
Developed technology	(2,340)	(1,702)
Patents	(214)	(147)
Accumulated amortization, gross	(25,959)	(20,701)
Intangible assets, net	$252,334	$257,234

Amortization expense was $5.3 million for the three months ended March 31, 2022, compared to $3.5 million for the three months ended March 31, 2021. Amortization expense is recorded to depreciation and amortization expense on the consolidated statements of operations.

Estimated amortization expense for the next five years was as follows:

Years Ending December 31,	Amount
2022 (remaining nine months)	$15,668
2023	20,898
2024	20,898
2025	20,898
2026	20,639
Thereafter	153,333
Total future amortization expense	$252,334

NOTE 7 – Accrued Expenses and Other Current Liabilities

Significant accrued expenses and other current liabilities were as follows:

	March 31, 2022	December 31, 2021
Inventory purchases	8,013	3,852
Leases	4,839	—
Income taxes	4,309	5,072
Accrued distributions	4,106	445
Non-income taxes	2,529	4,631
Shipping costs	1,993	1,936
Payroll	1,529	6,972
Allowance for sales returns	1,044	1,462
Other	3,416	3,780
Accrued expenses and other current liabilities	$31,778	$28,150

NOTE 8 – Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2022	December 31, 2021
Term loan	$98,750	$99,375
Revolving credit facility	52,500	32,500
Unamortized debt issuance costs	(3,512)	(3,727)
Total debt, net of debt issuance costs	147,738	128,148
Less current portion of long-term debt	3,750	3,125
Long-term debt, net	$143,988	$125,023

Interest expense related to long-term debt was $0.8 million for the three months ended March 31, 2022, compared to $1.7 million for the three months ended March 31, 2021.

Revolving Credit Facility and Term Loan

On May 12, 2021, the Company entered into a credit agreement with a bank (the “Revolving Credit Facility”). Under the terms of this agreement, the Company may borrow up to $200 million under a revolving credit facility. On June 2, 2021, and on September 1, 2021, the Company entered into amendments to the Revolving Credit Facility, which resulted in an increase the maximum amount available under the Revolving Credit Facility to $350.0 million. Under the terms of the Revolving Credit Facility, the Company has access to certain swing line loans and letters of credit. The Revolving Credit Facility matures on May 12, 2026 and bears interest at a rate equal to the base rate as defined in the agreement plus an applicable margin, which as of March 31, 2022, was based on LIBOR. All outstanding principal and interest due on the Revolving Credit Facility are due at maturity.

During the three months ended March 31, 2022, the Company had total draws of $20.0 million, with a weighted average interest rate of 1.5%, and no repayments on its Revolving Credit Facility.

In addition to the above, the amendments included a provision for the Company to borrow up to $100.0 million under a term loan (the “Term Loan”). The proceeds from the Term Loan were used to fund the Chubbies acquisition (see Note 3). The term loan matures on September 1, 2026 and bears interest at a rate equal to a base rate defined in the agreement plus an applicable margin, which as of March 31, 2022 was based on LIBOR. The Company is required to make quarterly principal payments on the Term Loan. During the three months ended March 31, 2022, the Company repaid $0.6 million on its Term Loan. All outstanding principal and interest due on the Term Loan are due at maturity.

Deferred debt issuance costs were amortized over the term of the related debt and are presented net of long-term debt on the consolidated balance sheets.

As of March 31, 2022, the future maturities of principal amounts of the Company’s total debt obligations, excluding lease obligations (see Note 9 for future maturities of lease obligations), for the next five years and in total, consists of the following:

Years Ending December 31,	Amount
2022 (remaining nine months)	$2,500
2023	5,000
2024	6,250
2025	10,625
2026	126,875
Total	$151,250

NOTE 9 – Leases

The following table presents the components of the total leased assets and lease liabilities and their classification in the Company's consolidated balance sheets:

	Classification in Consolidated Balance Sheets	March 31, 2022
Assets:
Operating assets	Other non-current assets	$26,768
Total leased assets		$26,768

Liabilities:
Operating lease liabilities:
Current	Accrued expenses and other current liabilities	4,839
Long-term	Other non-current liabilities	23,222
Total operating lease liabilities		28,061
Total lease liabilities		$28,061

The components of lease expense were as follows:

Three Months Ended March 31,
2022
Operating lease expense	$1,321
Variable and short-term lease expense	481
Total lease expense	$1,802

The weighted average remaining lease term and discount rate for operating and finance leases are presented in the following table:

March 31, 2022
Weighted average remaining lease term (years)
Operating leases	5.60

Weighted average discount rate
Operating leases	2.58%

Cash flow and other information related to leases is included in the following table:

Three Months Ended March 31,
2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$573

Right of use assets obtained in exchange for lease obligations:
Operating leases	2,994

Future maturities of lease liabilities at March 31, 2022 are presented in the following table:

Years Ending December 31,	Operating Leases
2022 (remaining nine months)	$4,121
2023	5,595
2024	5,517
2025	5,234
2026	3,916
Thereafter	5,943
Total lease payments	30,326
Less: imputed interest	2,265
Present value of lease liabilities	$28,061

NOTE 10 – Equity-Based Compensation

Fair Value Considerations

Determining the fair value of awards requires judgment. The Monte Carlo simulation model and Black-Scholes model is used to estimate the fair value of awards that have service, performance and/or market vesting conditions. The assumptions used in these models require the input of subjective assumptions as follows:

Fair value—The fair value of the common stock underlying the incentive units was determined by the Company’s board of directors (the “Board”). Because there is no public market for the incentive units, the Company’s Board determined the common stock fair value at the incentive unit grant date by considering several objective and subjective factors, including the price paid for its common and preferred stock, actual and forecasted operating and financial performance, market conditions and performance of comparable publicly traded companies, developments and milestones within the Company, the rights, preferences, and privileges of its common and preferred stock, and the likelihood of achieving a liquidity event. The fair value of the underlying common stock is determined by the closing stock price on the New York Stock Exchange.

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

Upon the IPO, 0.9 million of the 2.3 million performance-based common units vested with the remaining 1.4 million unvested performance-based common units being canceled. Associated with these units the Company recognized $3.3 million of stock compensation expense during the fourth quarter of fiscal 2021.

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

During the three months ended March 31, 2022, the Company recognized $3.4 million of equity-based compensation expense related to service-based units. During the three months ended March 31, 2021, the Company recognized $0.2 million of equity-based compensation expense related to service-based units.

The grant date fair value of each incentive unit was calculated using a Monte Carlo simulation model, which incorporates a range of assumptions for inputs as follows:

2020
Expected term (years)	4.0
Expected stock price volatility	36.0%
Risk-free interest rate	0.3%
Expected dividend yield	—
DLOM estimate	16.0%
Weighted average fair value at grant date	$0.25

A summary of the common units is as follows for the periods indicated (in thousands, except per share data):

	Outstanding Common Units	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested, December 31, 2021	2,238	$13.91	2.11	$31,124
Granted	—	—		—
Forfeited/canceled	—	—		—
Vested	(91)	4.47		(405)
Unvested, March 31, 2022	2,147	14.31	1.86	30,719
Exercisable, March 31, 2022(1)	—	$—		$—
(1) Note there were performance and service-based units that vested by March 31, 2022. However, none of them are exercisable due to the lock-up agreement. The lock-up restricts the sale of common stock for 180 days after the date of the IPO.

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

During the three months ended March 31, 2022, the Company recorded equity-based compensation expense related to the options of $0.2 million.

The following summary sets forth the stock option activity under the Incentive Award Plan (in thousands, except per share data):

	Options Outstanding
	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2021	340	$17.00	9.8	$—
Granted	—	—
Exercised	—	—
Forfeited/canceled	(9)	17.00		—
Outstanding, March 31, 2022(2)	331	17.00	9.6	—
Exercisable, March 31, 2022	—	$—	—	$—
(1) The aggregate intrinsic values of options outstanding and vested and exercisable were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of March 31, 2022. The fair value of the common stock is the closing price of the Company’s Class A common stock as reported on the New York Stock Exchange.
(2) The aggregate intrinsic value is zero because the closing Class A common stock price at the end of the period is less than the weighted-average exercise price of the options.

Unvested option activity is as follows (in thousands, except per share data):

	Options	Weighted-Average Grant Date Fair Value
Unvested, December 31, 2021	340	$8.71
Granted	—	—
Vested	—	—
Forfeited or expired	(9)	8.71
Unvested, March 31, 2022	331	$8.71

The fair value of each option was estimated at the grant date using the Black-Scholes method with the following assumptions:

Fiscal Year Ended December 31,
2021
Risk-free interest rate	1.6%
Expiration (in years)	10
Expected volatility	37.0%
Expected dividend yield	—

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

During the three months ended March 31, 2022, the Company recorded equity-based compensation expense related to the RSUs of $0.8 million.

The following table summarizes the activity related to the Company’s restricted stock units:

	Restricted Stock Units Outstanding
	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2021	661	$19.05
Granted	53	10.11
Vested and converted to shares	—	—
Forfeited/canceled	(26)	19.06
Outstanding, March 31, 2022	688	$18.36

Employee Stock Purchase Plan

In October 2021, the Board adopted, and the stockholders of the Company approved, the 2021 Employee Stock Purchase Plan (the “ESPP”). The maximum number of shares of common stock which will be authorized for sale under the ESPP is equal to the sum of (a) 1,618,434 shares of common stock and (b) an annual increase on the first day of each fiscal year beginning in 2023 and ending in 2031, equal to the lesser of (i) 0.5% of the shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Board; provided, however, no more than 6,473,736 shares of common stock may be issued under the ESPP. As of March 31, 2022, no awards have been issued under the plan.

NOTE 11 – Income Taxes

The Company is the sole managing member of Solo Stove Holdings, LLC (“Holdings”), and as a result, consolidates its financial results. Holdings is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Holdings is passed through to and included in the taxable income or loss of its members, including the Company, on a pro rata basis. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss of Holdings, as well as any stand-alone income or loss generated by Solo Brands, Inc.

Provision for Income Taxes

The effective income tax rates for the three months ended March 31, 2022 and 2021 were 21.3% and 0.2%, respectively. The increase was primarily due to the Reorganization Transactions that occurred in 2021. Prior to the Reorganization Transactions in 2021, the Company was only subject to certain LLC state entity-level taxes; whereas, in 2022 and 2021, the Company was also subject to U.S. federal, state and local income taxes on the Company’s allocable share of any taxable income or loss generated by Holdings subsequent to the Reorganization Transactions.

The weighted-average ownership interest in Holdings was 67.0% for the three months ended March 31, 2022.

Deferred Tax Assets and Liabilities

As of March 31, 2022, the total deferred tax liability related to the basis difference in the Company's investment in Holdings was $49.8 million. However, a portion of the total basis difference will only reverse upon the eventual sale of its interest in Holdings, which the Company expects would result in a capital loss. As of March 31, 2022, the total valuation allowance established against the deferred tax asset to which this portion relates was $26.2 million.

During the three months ended March 31, 2022, the Company did not recognize any deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement and related deductions for imputed interest on such payments. Refer to "Tax Receivable Agreement” herein for additional information.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of March 31, 2022, the Company concluded, based on the weight of all available positive and negative evidence, that all of its deferred tax assets (except for those deferred tax assets described above relating to basis differences that are expected to result in a capital loss upon eventual sale of its interest in Holdings) are more likely than not to be realized. As such, no additional valuation allowance was recognized.

Tax Receivable Agreement

Pursuant to the Company’s election under Section 754 of the Internal Revenue Code (the "Code"), the Company expects to obtain an increase in its share of the tax basis related to the net assets of Holdings when LLC Interests are redeemed or exchanged by the non-controlling interest holders and other qualifying transactions. The Company plans to make an election under Section 754 of Code for each taxable year in which a redemption or exchange of LLC Interest occurs, treating any redemptions and exchanges of LLC Interests by the non-controlling interest holders as direct purchases of LLC Interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that would otherwise be paid in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

On October 27, 2021, the Company entered into a tax receivable agreement with the then-existing non-controlling interest holders (the "Tax Receivable Agreement") that provides payments to be made to non-controlling interest holders of 85% of the amount of any tax benefits that the Company actually realize, or in some cases are deemed to realize, as a result of (i) increases in the Company's share of the tax basis in the net assets of Holdings resulting from any redemptions or exchanges of LLC Interests, (ii) tax basis increases attributable to payments made under the Tax Receivable Agreement, and (iii) deductions attributable to imputed interest pursuant to the Tax Receivable Agreement (the "TRA Payments"). The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. The TRA Payments are not conditioned upon any continued ownership interest in Holdings or on the Company. The rights of each non-controlling interest holder under the Tax Receivable Agreement are assignable to transferees of its LLC Interests.

During the three months ended March 31, 2022, there were no redemptions of LLC Interests that would have resulted in an increase in the tax basis of the Company's investment in Holdings subject to the provisions of the Tax Receivable Agreement. During the three months ended March

31, 2022, inclusive of interest, no payments were made to the members of Holdings pursuant to the Tax Receivable Agreement. As of March 31, 2022, there were no TRA Payments due under the Tax Receivable Agreement.

NOTE 12 – Commitments and Contingencies

Contingencies

From time to time, the Company is involved in various legal proceedings that arise in the normal course of business. While the Company intends to prosecute and defend any lawsuit vigorously, the Company presently believes that the ultimate outcome of any currently pending legal proceeding will not have any material adverse effect on its financial position, cash flows, or results of operations. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, which could impact the Company’s business and the results of operations for the period in which the ruling occurs or future periods. Based on the information available, the Company evaluates the likelihood of potential outcomes. The Company records the appropriate liability when the amount is deemed probable and reasonably estimable. In addition, the Company does not accrue for estimated legal fees and other directly related costs as they are expensed as incurred. The Company is not currently a party to any pending litigation that it considers material. Therefore, the consolidated balance sheets do not include a liability for any potential obligations as of March 31, 2022 and December 31, 2021.

Purchase Commitments

The Company has entered into non-cancelable purchase contracts for operating expenditures, primarily inventory purchases, for $13.4 million as of March 31, 2022 and $14.8 million as of December 31, 2021.

NOTE 13 – Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements
March 31, 2022	Total Fair Value	Level 1	Level 2	Level 3
Financial liabilities:
Long-term debt, net	$147,738	$—	$147,738	$—

		Fair Value Measurements
December 31, 2021	Total Fair Value	Level 1	Level 2	Level 3
Financial liabilities:
Long-term debt, net	$128,148	$—	$128,148	$—

There were no nonrecurring fair value measurements during the periods ended March 31, 2022 and December 31, 2021.

NOTE 14 – Shareholders' and Members' Equity

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

Class A Units

Pursuant to the 2020 Agreement, as defined in the 2021 Form 10-K, Solo Stove Holdings, LLC authorized 250,000,000 Class A units for issuance at a price of $1 per unit. For so long as any of the Class A units remain outstanding, the Class A units will rank senior to the Class B units discussed below. Holders of Class A units are entitled to one vote per share on all matters to be voted upon by the members. When and if distributions are declared by the Company’s Board, holders of Class A units are entitled to ratably receive distributions until the aggregate unreturned capital with respect to each holder’s Class A units has been reduced to zero. Upon dissolution, liquidation, distribution of assets, or other winding up, the holders of Class A units are entitled to receive ratably the assets available for distribution after payment of liabilities and before the holders of Class B units and incentive units (see Note 10).

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

Pursuant to the 2020 Agreement, the Company’s Board may authorize Solo Stove Holdings, LLC to create and/or issue additional equity securities, provided that the number of additional authorized incentive units do not exceed 10% of the outstanding Class A and Class B units without the prior written consent of the majority investors. Upon issuance of additional equity securities, all unitholders shall be diluted with respect to such issuance, subject to differences in rights and preferences of different classes, groups, and series of equity securities, and the Company’s Board shall have the power to amend the schedule of unitholders to reflect such additional issuances and dilution.

As part of the 2020 Agreement, certain members of management, in lieu of a cash transaction bonus, elected to receive Class B units which had a fair value of $4.7 million.

NOTE 15 – Net Income (Loss) Per Share

The Company analyzed the calculation of earnings per unit for the periods prior to the Reorganization Transactions and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per unit information has not been presented for the three months ended March 31, 2021.

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

The following table sets forth the calculation of the basic and diluted earnings per share for the Company’s Class A common stock:

Three Months Ended March 31,
2022
Net income (loss)	$(3,235)
Net income (loss) attributable to non-controlling interests	(1,200)
Net income (loss) attributable to Solo Brands, Inc.	$(2,035)

Numerator:
Net income (loss) attributable to Class A common shareholders - basic and diluted	$(2,035)

Denominator:
Weighted average shares of Class A common stock outstanding - basic and diluted	63,401

Loss per share of Class A common stock outstanding - basic and diluted	$(0.03)

NOTE 16 – Subsequent Events

Equity-Based Compensation
After March 31, 2022 and through the filing date of this Quarterly Report, the Company granted 154,559 stock options and 154,559 restricted stock units to a certain executive. The options and RSUs granted to the executive are expected to vest over four years, with twenty-five percent (25%) vesting on the first anniversary of the grant date and the remainder of each award vesting quarterly thereafter. The executive officer will also be eligible for annual equity grants to be determined by the Board (or a committee thereof).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Risk Factors” and our unaudited consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report, as well as our audited consolidated financial statements included in our 2021 Form 10-K. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Item II, Part 1A, “Risk Factors” and elsewhere in this Quarterly Report. See “Special Note Regarding Forward-Looking Statements.”
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

Our net sales increased from $69.1 million in the three months ended March 31, 2021 to $82.2 million in the three months ended March 31, 2022, representing an increase of 19.0%, including the effect of acquisitions. Our net income decreased from $22.2 million in the three months ended March 31, 2021 to a net loss of $3.2 million in the three months ended March 31, 2022. In addition to financial outputs, we take deliberate care to monitor and respond to our customer health as measured by our customer referral rate of 40.4%, our repeat purchase rate of 50.5%, and our net promoter score of 78 in the three months ended March 31, 2022. Together, these health checks ensure we continue to keep the customer at the center of what we do and drive solid customer lifetime value.

Outlook

Although we are not immune to the recent macroeconomic headwinds, including inflation, that could impact discretionary spending in 2022, increased freight and raw material costs, and continued supply chain issues that may impact demand for our products and ability to hold margins, we remain optimistic about the future growth opportunities for all our brands. Our first quarter is typically our lowest quarter for sales, but we saw healthy customer interaction and solid demand despite the seasonality component to our business and macroeconomic issues.

Key Factors Affecting Our Results of Operations

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part I, Item 1A. “Risk Factors” included in our 2021 Form 10-K.

Economic Conditions

Demand for our products is impacted by a number of economic factors impacting our customers, such as consumer confidence, demographic trends, employment levels, and other macroeconomic factors. These factors may influence the extent to which consumers invest in outdoor lifestyle products such as fire pits, stoves, grills, consumables, and associated accessories.

Supply Chain

In 2022, some of our factories in China have closed periodically due to COVID-19 outbreaks. This has had adverse impacts on our business, primarily with the delivery of Solo Stove Pi. Our other products have been minimally impacted due to our strong inventory position.

Inflation

We expect to continue the volatility we experienced in the first quarter of 2022 into the second quarter. We believe consumers continue to feel the pressures of higher inflation, impacting their spending. We secured our contracted freight rates for the current year, and we expect freight rates to be higher in 2022 than last year, which will put pressure on gross margin in 2022. However, we have seen spot rates decrease from the highs in 2021, and we will opportunistically use the spot rates if they are lower than our contracted rates.

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

Seasonality/Weather

Sales have historically experienced seasonality, with our highest level of sales typically being generated in the second and fourth fiscal quarters and the first fiscal quarter typically generating the lowest sales. This historical sales trend is supported by the demand for our products at the beginning of the summer and holiday shopping seasons. Unfavorable weather can impact demand, including wet or exceptionally hot or dry weather conditions. Widespread wild fires also have potential to adversely impact our business.

COVID-19 Impacts
As we continue to monitor and navigate the COVID-19 pandemic and its effects, we may take additional actions based on the requirements and recommendations of local health guidelines, and intend to focus on investments for future, long-term growth. In certain circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the COVID-19 pandemic on our financial condition, results of operations or cash flows in the future. In addition, see Part I, Item 1A. “Risk Factors” included elsewhere in our 2021 Form 10-K.

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

Components of Our Results of Operations

Net Sales

Net sales are comprised of DTC and wholesale channel sales to retail partners. Net sales in both channels reflect the impact of partial shipments, product returns, and discounts for certain sales programs or promotions.
Our net sales have historically included a seasonal component. In the DTC channel, our historical net sales tend to be highest in our second and fourth quarters, while our wholesale channel has generated higher sales in the first and third quarters. Additionally, we expect volatility in the results of operations throughout the year relative to the timing of new product launches.

Gross Profit

Gross profit reflects net sales less cost of goods sold, which primarily includes the purchase cost of our products from our third-party manufacturers, inbound freight and duties, product quality testing and inspection costs, and depreciation on molds and equipment that we own.

Selling, General, & Administrative Expenses

Selling, general, and administrative, or SG&A, expenses consist primarily of marketing costs, equity-based compensation expense and benefits costs, costs of our warehousing and logistics operations, costs of operating on third-party DTC marketplaces, professional fees and services, cost of product shipment to our customers, and general corporate infrastructure expenses.
Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Net Sales

	Three Months Ended March 31,	Three Months Ended March 31,	Change
(dollars in thousands)	2022	2021	$	%
Net sales	$82,203	$69,071	13,132	19.0%

Net sales increased $13.1 million, or 19.0%, to $82.2 million in the three months ended March 31, 2022, compared to $69.1 million in the three months ended March 31, 2021. This increase was primarily driven by a 34.6% increase in total orders period over period and a 13.3% increase in average order size, both of which were due to acquisition activity. Partially offsetting these increases, a $14.2 million decrease resulted from the normalization of demand in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, which reflected an increase in revenue recognized related to an inflated deferred revenue balance at the end of 2020 due to backordered products.

Cost of Goods Sold and Gross Profit

	Three Months Ended March 31,	Three Months Ended March 31,	Change
(dollars in thousands)	2022	2021	$	%
Cost of goods sold	$33,350	$22,607	10,743	47.5%
Gross profit	$48,853	$46,464	2,389	5.1%
Gross margin (Gross profit as a % of net sales)	59.4%	67.3%		(7.9)%

Cost of goods sold increased $10.7 million, or 47.5%, to $33.4 million in the three months ended March 31, 2022, compared to $22.6 million in the three months ended March 31, 2021. $16.3 million of this increase was due to acquisition activity. Partially offsetting these increases, a $5.5 million decrease was primarily driven by slower sales of our products. Gross profit also increased $2.4 million, or 5.1%, to $48.9 million in the three months ended March 31, 2022, compared to $46.5 million in the three months ended March 31, 2021, primarily due to acquisition activity.
Gross margin decreased 7.9% to 59.4% in the three months ended March 31, 2022, from 67.3% in the three months ended March 31, 2021. The decrease in gross margin was primarily due to inventory turns driving recognition of fair value inventory write-ups from acquisition activity and higher freight costs in the three months ended March 31, 2022.
Selling, General, and Administrative Expenses

	Three Months Ended March 31,	Three Months Ended March 31,	Change
(dollars in thousands)	2022	2021	$	%
Selling, general, and administrative expenses	$45,644	$18,734	26,910	143.6%
SG&A as a % of net sales	55.5%	27.1%		28.4%

SG&A increased $26.9 million, or 143.6%, to $45.6 million in the three months ended March 31, 2022, compared to $18.7 million in the three months ended March 31, 2021. As a percentage of net sales, SG&A increased to 55.5% in the three months ended March 31, 2022, from 27.1% in the three months ended March 31, 2021. $12.4 million of the increase was due to acquisition activity. The remaining increase in SG&A was primarily driven by the following: a $6.7 million increase in employee costs as a result of equity-based compensation and increased headcount, a $3.4 million increase in advertising and marketing spend, a $1.1 million increase in professional services primarily as a result of the audit of the 2021 Form 10-K, a $1.0 million increase in rent as a result of a new global headquarters facility, a $0.9 million increase in insurance as a result of becoming a public company, and a $0.7 million increase in seller fees.
Depreciation and Amortization Expenses

	Three Months Ended March 31,	Three Months Ended March 31,	Change
(dollars in thousands)	2022	2021	$	%
Depreciation and amortization expenses	$5,935	$3,593	2,342	65.2%
Depreciation and amortization expenses as a % of net sales	7.2%	5.2%		2.0%

Depreciation and amortization expenses increased $2.3 million, or 65.2%, to $5.9 million in the three months ended March 31, 2022, compared to $3.6 million in the three months ended March 31, 2021. As a percentage of net sales, depreciation and amortization increased to 7.2% in the three months ended March 31, 2022, from 5.2% in the three months ended March 31, 2021. The increase in depreciation and amortization expenses was primarily driven by a $1.6 million increase in amortization related to increases in definite-lived intangible assets as a result of acquisition activity.
Interest Expense
Interest expense was $0.8 million in the three months ended March 31, 2022, compared to $1.7 million in the three months ended March 31, 2021. The decrease in interest expense was primarily due to lower interest rates.
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

Income taxes was a benefit of $0.9 million in the three months ended March 31, 2022, and a nominal expense in the three months ended March 31, 2021. Income taxes represents federal, state, and local income taxes on our allocable share of taxable income of Holdings, as well as Oru's and Chubbies' federal and state tax expense and Solo Brands Europe BV foreign tax expense.
Liquidity and Capital Resources

Historically, our cash requirements have principally been for working capital purposes. We expect these needs to continue as we develop and grow our business. We fund our working capital, primarily inventory, and accounts receivable, from cash flows from operating activities, cash on hand, and borrowings under our Revolving Credit Facility.
Current Liquidity

As of March 31, 2022, we had a cash balance of $15.9 million, working capital (excluding cash) of $112.0 million, and $297.5 million of borrowings available under the Revolving Credit Facility.

Revolving Credit Facility and Term Loan
On May 12, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., the Lenders and L/C Issuers party thereto (each as defined therein) and the other parties thereto (as subsequently amended on June 2, 2021, and September 1, 2021, the “Revolving Credit Facility”). As so amended, the Revolving Credit Facility allows us to borrow up to $350.0 million of revolving loans, including the ability to issue up to $20.0 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under the Revolving Credit Facility, it does reduce the amounts available under the Revolving Credit Facility. The Revolving Credit Facility matures on May 12, 2026 and bears interest at a rate equal to the base rate as defined in the agreement plus an applicable margin, which as of March 31, 2022, was based on LIBOR. Interest is due on the last business day of each March, June, September and December. On March 31, 2022, we had $52.5 million in outstanding borrowings and $297.5 million available for future borrowings on the Revolving Credit Facility. All outstanding principal and interest due under the Revolving Credit Facility are due at maturity.

In addition to the above, the amendment on September 1, 2021 included a provision to borrow up to $100.0 million under a term loan (the “Term Loan”). The proceeds from the Term Loan were used to fund the Chubbies acquisition. The Term Loan matures on September 1, 2026, and the weighted average interest rate on the Term Loan during the three months ended March 31, 2022 was 1.35%. We were required to make quarterly principal payments on the Term Loan beginning on December 31, 2021. On March 31, 2022, we had $98.8 million outstanding on the Term Loan. All outstanding principal and interest due on the Term Loan are due at maturity.

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

In addition, the Revolving Credit Facility contains customary financial and non-financial covenants limiting, among other things, mergers and acquisitions; investments, loans, and advances; affiliate transactions; changes to capital structure and the business; additional indebtedness; additional liens; the payment of dividends; and the sale of assets, in each case, subject to certain customary exceptions. The Revolving Credit Facility contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the Revolving Credit Facility to be in full force and effect, and a change of control of our business. We were in compliance with all covenants under the Revolving Credit Facility as of March 31, 2022.

Cash Flows

	Three Months Ended March 31,	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Cash flows provided by (used in):
Operating activities	$(25,511)	$(5,806)
Investing activities	(2,470)	(684)
Financing activities	$18,747	$(113)

Operating activities

Net cash used in operating activities was $25.5 million in the three months ended March 31, 2022, compared to net cash used in operating activities of $5.8 million in the three months ended March 31, 2021. The $19.7 million increase in cash used in operating activities was primarily due to the following:
•net income (loss) decreased $25.5 million, partially offset by increases in non-cash adjustments to net income of $8.0 million, which resulted in a cash usage of $17.5 million; and
•changes in inventory decreased operating cash flow by $21.6 million, primarily driven by purchases of additional inventory to meet the increased demand of our products.

Partially offsetting these increases in cash used in operating activities were the following:
•changes in deferred revenue increased operating cash flow by $17.3 million, primarily driven by shipments of previously backordered products; and
•changes in accrued expenses and other current liabilities increased operating cash flow by $9.1 million, primarily driven by the establishment of accruals for federal and state income taxes as a result of becoming a taxable corporation and the timing of tax distributions to noncontrolling interests.
Investing activities

Cash used in investing activities was $2.5 million in the three months ended March 31, 2022, compared to cash used in investing activities of $0.7 million in the three months ended March 31, 2021. The increase in cash used in investing activities was due to a $1.0 million increase in capital expenditures and $0.8 million of working capital settlements paid for prior year acquisitions.
Financing activities

Cash provided by financing activities was $18.7 million in the three months ended March 31, 2022, compared to cash used in financing activities of $0.1 million in the three months ended March 31, 2021. The $18.9 million increase in cash provided by financing activities was primarily due to $20.0 million of borrowings on the Revolving Credit Facility during the three months ended March 31, 2022.

Contractual Obligations

For information regarding our contractual obligations, see Note 8, Long-Term Debt, Note 9, Leases, and Note 12, Commitments and Contingencies, in this Quarterly Report and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K.

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

See Note 2, Significant Accounting Policies, to the audited consolidated financial statements included in our 2021 Form 10-K for more information about our significant accounting policies, including our critical accounting policies. The critical accounting estimates that reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are described in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our 2021 Form 10-K. During the three months ended March 31, 2022, there were no material changes to our critical accounting policies and estimates from those discussed in our 2021 Form 10-K. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see “Recently Adopted Accounting Pronouncements” and “Recently Issued Accounting Pronouncements—Not Yet Adopted” in Note 1 to the unaudited consolidated financial statements included elsewhere in this Quarterly Report.

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

Interest Rate Risk

In order to maintain liquidity and fund business operations, we have a long-term credit facility and separate term loan that bear variable interest rates based on prime, federal funds, or LIBOR plus an applicable margin based on our total net leverage ratio. As of March 31, 2022, we had indebtedness of $52.5 million and $98.8 million under our Revolving Credit Facility and Term Loan, respectively. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors. We may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations, but as of March 31, 2022, we have not entered into any such contracts. A 100 bps increase in LIBOR would increase our interest expense by approximately $1.5 million in any given year.

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

Foreign Currency Risk

Our international sales are primarily denominated in U.S. dollars. During the three months ended March 31, 2022, net sales in international markets accounted for 6.3% of our consolidated revenues. During the three months ended March 31, 2021, net sales in international markets accounted for 3.6% of our consolidated net sales. Therefore, we do not believe exposure to foreign currency fluctuations had a material impact on our net sales. A portion of our operating expenses are incurred outside the Unites States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. In addition, our suppliers may incur many costs, including labor costs, in other currencies. To the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margin. In addition, a strengthening of the U.S. dollar may increase the cost of our products to our customers outside of the United States. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuations from operating expenses is not material at this time.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Material Weakness in Internal Control over Financial Reporting

As previously reported, in connection with the preparation of our financial statements for 2020, we identified a material weakness in our internal control over financial reporting that was remediated as of December 31, 2021. Refer to Part II, Item 9A. Controls and Procedures in our 2021 Form 10-K for further information.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information on the Company’s legal proceedings is set forth under Part I, "Item 3. Legal Proceedings” in our 2021 Form 10-K. There have been no material changes to the legal proceedings as described in the 2021 Form 10-K.

Item 1A. Risk Factors

You should carefully consider the risk factors set forth under Part I, Item 1A. Risk Factors in our 2021 Form 10-K, which could materially affect our business, financial condition, and future results. The risks described in the 2021 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results.

There have been no material changes to the risk factors identified in Part I, “Item 1A. Risk Factors” in our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

There were no sales of unregistered securities during the three months ended March 31, 2022.

Purchase of Equity Securities

We did not repurchase shares of our Class A common stock during the three months ended March 31, 2022.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Solo Brands, Inc.

Date:	May 12, 2022	By:	/s/ John Merris
John Merris
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2022	By:	/s/ Samuel Simmons
Samuel Simmons
Chief Financial Officer
(Principal Financial Officer)