Form 10-Q
period 2022-06-30
Solo Brands, Inc.
filed 2022-08-11
CIK 1870600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of August 8, 2022, there were 63,472,851 shares of the registrant’s Class A common stock, $0.001 par value per share, outstanding and 31,386,998 shares of the registrant’s Class B common stock, $0.001 par value per share, outstanding.

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

WHERE YOU CAN FIND MORE INFORMATION

We may use our website as a distribution channel of material information about the Company including through press releases, investor presentations, and notices of upcoming events. We intend to utilize the investor relations section of our website at https://investors.solobrands.com as a channel of distribution to reach public investors and as a means of disclosing material non-public information for complying with disclosure obligations under Regulation FD. We also intend to use certain social media channels, including, but not limited to, Twitter, Facebook and LinkedIn, as a means of communicating with the public, our customers and investors about our Company, our products, and other matters. While not all the information that the Company posts to its website and social media channels may be deemed to be of a material nature, some information may be, and we therefore encourage investors, the media, and others interested in our Company to review the information we make public in these locations.

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
i

Basis of Presentation

This Quarterly Report includes a period prior to the completion of the initial public offering (“IPO”) on October 28, 2021. In connection with the completion of the IPO, we effected certain reorganization transactions collectively referred to as the “Reorganization Transactions.” Unless stated otherwise, this Quarterly Report contains information before the IPO about Solo Stove Holdings, LLC, which we refer to as “Holdings.”

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

Accordingly, unless the context otherwise requires, references to:

•“we,” “us,” “our,” the “Company,” “Solo Brands, Inc.” and similar references refer: (i) following the consummation of the Reorganization Transactions, including the IPO, to Solo Brands, Inc., and, unless otherwise stated, all of its subsidiaries, Holdings, and, unless otherwise stated, all of its subsidiaries, and (ii) on or prior to the completion of the Reorganization Transactions, including the IPO, to Holdings and, unless otherwise stated, all of its subsidiaries. In each case, such references include the companies acquired in the Acquisitions from the date of the applicable Acquisition. Unless otherwise indicated, (i) information presented for a period entirely preceding an Acquisition does not give effect to the consummation of such Acquisition and reflects only the subsidiaries and brands owned prior to such Acquisition and (ii) information presented for a period following an Acquisition or during which an Acquisition occurred includes the impact of the Acquisition from the date of such Acquisition.
•“Continuing LLC Owners” refers to the direct and certain indirect owners of Holdings, collectively, prior to the Reorganization Transactions who continue to own LLC Interests (as defined below) after the Reorganization Transactions and who may, following the completion of the IPO, exchange their LLC Interests for shares of our Class A Common Stock or a cash payment, in each case, together with a cancellation of the same number of its shares of Class B Common Stock.
•“LLC Interests” refer to a single class of common membership interests of Holdings.

ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SOLO BRANDS, INC.
Consolidated Balance Sheets
(Unaudited)

(In thousands)	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$26,728	$25,101
Accounts receivable, net of allowance for doubtful accounts of $0.7 million and $0.3 million	22,766	21,513
Inventory	128,238	102,335
Prepaid expenses and other current assets	14,316	9,889
Total current assets	192,048	158,838
Non-current assets
Property and equipment, net	13,265	10,603
Intangible assets, net	244,745	257,234
Goodwill	382,658	410,559
Other non-current assets	26,447	506
Total non-current assets	667,115	678,902
Total assets	$859,163	$837,740

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,460	$11,774
Accrued expenses and other current liabilities	25,909	28,150
Deferred revenue	3,994	3,524
Current portion of long-term debt	4,375	3,125
Total current liabilities	47,738	46,573
Non-current liabilities
Long-term debt, net	147,953	125,023
Deferred tax liability	86,778	91,244
Other non-current liabilities	21,992	729
Total non-current liabilities	256,723	216,996

Commitments and contingencies (Note 13)

Shareholders’ equity
Class A common stock, par value $0.001 per share; 475,000,000 shares authorized; 63,461,208 and 63,397,635 shares issued and outstanding	63	63
Class B common stock, par value $0.001 per share; 50,000,000 shares authorized; 31,363,853 and 31,178,815 shares issued and outstanding	31	31
Additional paid-in capital	353,821	350,088
Accumulated other comprehensive income	53	6
Retained earnings (accumulated deficit)	(3,383)	10,691
Shareholders’ equity	350,585	360,879
Shareholders’ equity attributable to non-controlling interests	204,117	213,292
Total shareholders’ equity	554,702	574,171
Total liabilities and shareholders’ equity	$859,163	$837,740

See Notes to Unaudited Consolidated Financial Statements

SOLO BRANDS, INC.
Consolidated Statements of Operations and Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per unit data)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net sales	$136,019	$88,745	$218,222	$157,816
Cost of goods sold	49,343	29,045	82,693	51,652
Gross profit	86,676	59,700	135,529	106,164
Operating expenses
Selling, general & administrative expenses	69,166	29,662	114,810	48,396
Impairment charges	30,589	—	30,589	—
Depreciation and amortization expenses	6,043	4,312	11,978	7,905
Other operating expenses	820	2,488	1,320	2,610
Total operating expenses	106,618	36,462	158,697	58,911
(Loss) income from operations	(19,942)	23,238	(23,168)	47,253
Non-operating expenses
Interest expense	1,237	3,387	2,033	5,117
Other non-operating expenses	513	(5)	604	2
Total non-operating expenses	1,750	3,382	2,637	5,119
(Loss) income before income taxes	(21,692)	19,856	(25,805)	42,134
Income tax (benefit) expense	(1,819)	128	(2,697)	172
Net (loss) income	(19,873)	19,728	(23,108)	41,962
Less: net (loss) income attributable to noncontrolling interests	(7,834)	229	(9,034)	229
Net (loss) income attributable to Solo Brands, Inc.	$(12,039)	$19,499	$(14,074)	$41,733

Other comprehensive (loss) income
Foreign currency translation, net of tax	$46	$—	$70	$—
Comprehensive (loss) income	(19,827)	19,728	(23,038)	41,962
Less: comprehensive income attributable to noncontrolling interests	15	—	23	—
Less: net (loss) income attributable to noncontrolling interests	(7,834)	229	(9,034)	229
Comprehensive (loss) income attributable to Solo Brands, Inc.	$(12,008)	$19,499	$(14,027)	$41,733

Net (loss) income per share
Basic	$(0.19)	*	$(0.22)	*
Diluted	$(0.19)	*	$(0.22)	*

Weighted-average shares outstanding
Basic	63,416	*	63,408	*
Diluted	63,416	*	63,408	*
*    Refer to Note 16, Net (Loss) Income Per Share, for why the earnings per share information has not been presented for the periods three and six months ended June 30, 2021.
See Notes to Unaudited Consolidated Financial Statements

SOLO BRANDS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(In thousands)	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(23,108)	$41,962
Adjustments to reconcile net (loss) income to net cash and cash equivalents (used in) provided by operating activities
Impairment charges	30,589	—
Amortization of intangible assets	10,478	7,749
Equity-based compensation	8,887	490
Deferred income taxes	(5,497)	—
Operating lease right-of-use assets expense	3,030	—
Depreciation	1,500	154
Changes in accounts receivable reserves	433	104
Amortization of debt issuance costs	430	—
Loss on disposal of property and equipment	(9)	—
Non-cash interest expense	—	1,761
Changes in assets and liabilities
Accounts receivable	(1,879)	(10,470)
Inventory	(26,244)	(30,084)
Prepaid expenses and other current assets	(4,487)	(805)
Accounts payable	2,059	2,517
Accrued expenses and other current liabilities	(5,358)	(3,106)
Deferred revenue	477	(17,296)
Other non-current assets and liabilities	(3,213)	93
Net cash (used in) provided by operating activities	(11,912)	(6,931)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,582)	(1,811)
Acquisitions, net of cash acquired	(774)	(19,135)
Net cash (used in) provided by investing activities	(5,356)	(20,946)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	25,000	195,600
Repayments of long-term debt	(1,250)	(54,600)
Debt issuance costs paid	—	(3,334)
Payment of contingent consideration	—	(100,000)
Distributions to members before Reorganization Transactions	—	(34,660)
Distributions to non-controlling interests	(4,984)	—
Stock issued under employee stock purchase plan	246	—
Net cash provided by financing activities	19,012	3,006
Effect of exchange rate changes on cash	(117)	—
Net change in cash and cash equivalents	1,627	(24,871)
Cash and cash equivalents balance, beginning of period	25,101	32,753
Cash and cash equivalents balance, end of period	$26,728	$7,882
SUPPLEMENTAL DISCLOSURES:
Cash interest paid	$1,374	$4,489
Cash income taxes paid	$8,546	$—
Liabilities for capital expenditure additions	$479	$145

See Notes to Unaudited Consolidated Financial Statements

+
SOLO BRANDS, INC.
Consolidated Statements of Shareholders’ Equity
(Unaudited)

For the Three And Six Months Ended June 30, 2022

(In thousands)	Class A Common Stock		Class B Common Stock
SUCCESSOR	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Non-controlling Interest	Total Shareholders’ Equity
Balance at December 31, 2021	63,397	$63	31,179	$31	$350,088	$6	$10,691	$213,292	$574,171
Net loss	—	—	—	—	—	—	(2,035)	(1,200)	(3,235)
Equity-based compensation, net of tax	—	—	—	—	3,300	—	—	1,137	4,437
Other comprehensive income	—	—	—	—	—	16	—	8	24
Tax distributions to non-controlling interests	—	—	—	—	—	—	—	(4,290)	(4,290)
Vested equity-based compensation and re-allocation of ownership percentage	4	—	90	—	(380)	—	—	380	—
Balance at March 31, 2022	63,401	$63	31,269	$31	$353,008	$22	$8,656	$209,327	$571,107
Net loss	—	—	—	—	—	—	(12,039)	(7,834)	(19,873)
Equity-based compensation, net of tax	—	—	—	—	2,293	—	—	1,134	3,427
Other comprehensive income	—	—	—	—	—	31	—	15	46
Tax distributions to non-controlling interests	—	—	—	—	—	—	—	(251)	(251)
Employee stock purchase plan	60	—	—	—	246	—	—	—	246
Vested equity-based compensation and re-allocation of ownership percentage	—	—	94	—	(1,726)	—	—	1,726	—
Balance at June 30, 2022	63,461	$63	31,363	$31	$353,821	$53	$(3,383)	$204,117	$554,702

See Notes to Unaudited Consolidated Financial Statements

SOLO BRANDS, INC.
Consolidated Statements of Members’ Equity
(Unaudited)

For the Three And Six Months Ended June 30, 2021

(In thousands)	Class A Units		Class B Units
SUCCESSOR	Units	Amount	Units	Amount	Incentive Units	Retained Earnings (Accumulated Deficit)	Non-controlling Interest	Total Members’ Equity
Balance at December 31, 2020	250,000	$237,309	175,000	$103,109	$—	$(8,318)	$—	$332,100
Net income prior to Reorganization Transactions	—	—	—	—	—	22,234	—	22,234
Equity-based compensation prior to Reorganization Transactions	—	—	—	—	229	—	—	229
Balance at March 31, 2021	250,000	$237,309	175,000	$103,109	$229	$13,916	$—	$354,563
Member tax distributions	—	(24,704)	—	(1,348)	—	—	—	(26,052)
Noncontrolling interest in Oru	—	—	—	—	—	—	15,320	15,320
Net income prior to Reorganization Transactions	—	—	—	—	—	19,499	229	19,728
Equity-based compensation prior to Reorganization Transactions	—	—	—	—	261	—	—	261
Balance at June 30, 2021	250,000	$212,605	175,000	$101,761	$490	$33,415	$15,549	$363,820

See Notes to Unaudited Consolidated Financial Statements

SOLO BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – Significant Accounting Policies

Included below are selected significant accounting policies including those that were added or modified during the six months ended June 30, 2022 as a result of the adoption of new accounting policies. Refer to Note 2, Significant Accounting Policies, within the annual consolidated financial statements in the Company’s 2021 Form 10-K for the full list of significant accounting policies.

Basis of Presentation

The unaudited consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the unaudited consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to applicable rules and regulations of the SEC. The unaudited consolidated financial statements include the wholly-owned subsidiaries. Intercompany balances and transactions are eliminated in consolidation. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2021.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses during the reporting period and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates and assumptions about future events and their effects cannot be made with certainty. Estimates may change as new events occur when additional information becomes available and if the operating environment changes. Actual results could differ from estimates.

Leases

The Company leases space for warehouses, stores and corporate space under operating leases expiring at various times through 2029. The Company accounts for leases in accordance with Accounting Standards Codification (“ASC”) No. 842, Leases. The Company determines if an arrangement is a lease at inception of a contract if the terms state the Company has the right to direct the use of, and obtain substantially all the economic benefits from, a specific asset identified in the contract. The right-of-use (“ROU”) assets represent the Company's right to use the underlying assets for the lease term, and the lease liabilities represent the obligation to make lease payments arising from the leases. The Company records its ROU assets in other non-current assets, its current lease liabilities in accrued expenses and other current liabilities and its non-current lease liabilities in other non-current liabilities. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments to be made over the lease term. Certain of the Company's lease agreements contain options to extend the lease. The Company evaluates these options on a lease-by-lease basis, and if the Company determines it is reasonably certain to be exercised, the lease term includes the extension. The Company uses its incremental borrowing rate at lease commencement to determine the present value of lease payments, and lease expense is recognized on a straight-line basis over the lease term. The incremental borrowing rate is the rate of interest the Company could borrow on a collateralized basis over a similar term with similar payments. The Company does not record leases with an initial term of twelve months or less (“short-term leases”).

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” an update that provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The optional guidance is provided to ease the potential burden of accounting for reference rate reform. The guidance is effective as of March 12, 2020 and is available for contract modifications through December 31, 2022. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

The following table disaggregates net sales by channel:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales by channel
Direct-to-consumer	$116,096	$71,130	$176,326	$133,411
Wholesale	19,923	17,615	41,896	24,405
Total net sales	$136,019	$88,745	$218,222	$157,816

NOTE 3 – Acquisitions

The following transactions were accounted for under the acquisition method of accounting for business combinations.

Oru Kayak, Inc.

On May 3, 2021, Solo Brands, LLC, a wholly-owned subsidiary of Holdings, acquired 60% of the voting equity interests in Oru Kayak, Inc. (“Oru”) for total cash consideration of $25.4 million. Additionally, the Company elected to purchase the remaining 40% on September 8, 2021 in exchange for 9.3 million Class B units of Solo Stove Holdings, LLC. The purchase of the remaining 40% was priced using Oru’s last twelve months adjusted EBITDA times a predetermined multiple. The Company acquired Oru to increase its brand and market share in the overall outdoor activities industry, as Oru manufactures, markets, and sells kayak boats and kayak accessories.

The excess enterprise value of Oru over the estimated fair value of assets and liabilities assumed was recorded as goodwill. Goodwill was recorded to reflect the excess purchase consideration over net assets acquired, which represents the value that is expected from expanding the Company’s product offerings and other synergies. Factors that contributed to the recognition of goodwill included the expected future revenue growth of Oru. None of the goodwill recognized was expected to be deductible for tax purposes. A working capital settlement of $0.2 million was paid during the first quarter of 2022, and purchase accounting has been finalized.

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

International Surf Ventures, LLC

On August 2, 2021, Solo Brands, LLC, a wholly-owned subsidiary of Holdings, acquired 100% of the voting equity interests in International Surf Ventures, LLC (“ISLE”) for total consideration of cash paid of $24.8 million and Class B units of Solo Stove Holdings, LLC of $16.5 million. The Company acquired ISLE to increase its brand and market share in the overall outdoor activities industry, as ISLE manufactures, markets, and sells stand up paddle boards and paddle board accessories.

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

Chubbies, Inc.

On September 1, 2021, Solo Brands, LLC, a wholly-owned subsidiary of Holdings, acquired 100% of the voting equity interests in Chubbies, Inc. (“Chubbies”) for total consideration of cash paid of $100.4 million and Class B units of Solo Stove Holdings, LLC of $29.1 million. The Company acquired Chubbies to increase its brand and market share in the overall outdoor activities industry, as Chubbies sells casual wear, sportwear, swimwear, outerwear, loungewear, and other accessories.

The excess enterprise value of Chubbies over the estimated fair value of assets and liabilities assumed was recorded as goodwill. Goodwill was recorded to reflect the excess purchase consideration over net assets acquired, which represents the value that is expected from expanding the Company’s product offerings and other synergies. Factors that contributed to the recognition of goodwill included the expected future revenue growth of Chubbies. None of the goodwill recognized was expected to be deductible for tax purposes. A working capital settlement of $0.6 million was paid during the first quarter of 2022, and purchase accounting has been finalized.

The following table summarizes the fair values of the assets acquired and liabilities assumed by the Company at the acquisition date:

Cash	$7,990
Accounts receivable	1,962
Inventory	25,360
Property and equipment	401
Prepaid expenses and other assets	893
Intangible assets	47,846
Accounts payable and accrued liabilities	(15,011)
Deferred revenue	(392)
Deferred tax liability	(12,095)
Other non-current liabilities	(12)
Total identifiable net assets	56,942
Goodwill	73,118
Total	130,060
Less: fair value of class B units	(29,075)
Less: cash acquired	(7,990)
Total, net of cash acquired	$92,995

NOTE 4 – Inventory

Inventory consisted of the following:

	June 30, 2022	December 31, 2021
Purchased inventory on hand	$94,235	$64,310
Inventory in transit	28,396	28,064
Raw materials	5,607	2,148
Fair value write-up	—	7,813
Inventory	$128,238	$102,335

NOTE 5 – Property and Equipment, net

Property and equipment, net consisted of the following:

	June 30, 2022	December 31, 2021
Leasehold improvements	$6,689	$6,121
Computer, software, and other equipment	5,265	3,032
Machinery	2,104	1,288
Furniture and fixtures	1,358	746
Construction in progress	77	166
Property and equipment, gross	15,493	11,353
Accumulated depreciation	(2,228)	(750)
Property and equipment, net	$13,265	$10,603

Depreciation expense was $0.8 million and $1.5 million for the three and six months ended June 30, 2022, compared to $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively. Depreciation expense is recorded to depreciation and amortization expense on the consolidated statements of operations.

NOTE 6 – Intangible Assets, net
Intangible assets consisted of the following:

	June 30, 2022	December 31, 2021
Gross carrying value
Brand	$196,114	$196,114
Trademark	33,567	33,457
Customer relationships	28,605	28,605
Developed technology	17,871	17,871
Patents	2,456	1,888
Intangible assets, gross	278,613	277,935

Accumulated amortization and impairments
Brand	(22,611)	(16,036)
Trademark(1)	(4,768)	(901)
Customer relationships	(3,229)	(1,915)
Developed technology	(2,979)	(1,702)
Patents	(281)	(147)
Accumulated amortization, gross	(33,868)	(20,701)
Intangible assets, net	$244,745	$257,234
(1) Includes impairment of trademark discussed below.

In the second quarter of 2022, as a result of the Company’s identification of triggering events to perform an interim quantitative goodwill impairment test (see Note 7, Goodwill for more information), the Company first considered the extent to which the adverse events and circumstances identified could affect the reporting units’ carrying amounts. The Company observed weakened paddleboard sales resulting in a lower near-term forecast of future operating results, which constituted a triggering event for one of the Company’s held and used long-lived asset groups primarily consisting of a trademark intangible asset. The Company reviewed the undiscounted future cash flows for the identified long-lived asset group, and the results of the analysis indicated the carrying amount for the long-lived asset group was not expected to be recovered. The Company estimated the fair value of the trademark intangible using the relief-from-royalty method under the income approach, based on the following significant assumptions: management’s estimates of future net sales for the long-lived asset group, the royalty rate and the weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the long-lived asset group. The fair value was then compared to the carrying value of the long-lived asset group, and the Company recorded a $2.7 million impairment charge to the trademark intangible asset at June 30, 2022. This impairment charge was recorded to impairment charges on the unaudited consolidated statements of operations and comprehensive (loss) income. As a result of this impairment charge, the Company also reassessed the useful life of this trademark and revised it from fifteen years to five years. This change does not have a material impact to amortization expense in any future year.

Amortization expense was $5.2 million and $10.5 million for the three and six months ended June 30, 2022, compared to $4.2 million and $7.7 million for the three and six months ended June 30, 2021, respectively. Amortization expense is recorded to depreciation and amortization expense on the unaudited consolidated statements of operations and comprehensive (loss) income.

Estimated amortization expense for the next five years was as follows:

Years Ending December 31,	Amount
2022 (remaining six months)	$10,475
2023	20,952
2024	20,952
2025	20,952
2026	20,573
Thereafter	150,841
Total future amortization expense	$244,745

NOTE 7 – Goodwill

In the second quarter of 2022, the Company identified triggering events indicating the fair value of one or more of the Company’s reporting units more likely than not did not exceed their carrying values. The triggering events included: (1) adverse equity market conditions resulting in a sustained decline in the Company’s stock price subsequent to the Company’s issuance of its first quarter 2022 results on Form 10-Q and (2) weakened demand for the ISLE reporting unit’s products resulting in a lower near-term forecast of future operating results. As a result, the Company performed an interim quantitative goodwill impairment test for all of its reporting units and recorded a $27.9 million goodwill impairment charge related to its ISLE reporting unit, which has $1.7 million of remaining goodwill after the impairment. The results of the interim quantitative test did not result in a goodwill impairment for the Company’s other reporting units. The impairment charge was recorded to impairment charges on the unaudited consolidated statements of operations and comprehensive (loss) income. For 2021, the annual goodwill impairment analysis did not result in impairment charges at any of the Company’s reporting units.

The Company estimated the fair value of its reporting units using a weighting of fair values derived from the income and market approaches, where comparable market data was available. Under the income approach, the Company determined the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections were based on management’s estimates of revenue growth rates and operating margins, considering industry and market conditions, and management’s estimates of working capital requirements. The discount rate for each reporting unit was based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of each reporting unit and its estimated cash flows. Under the market approach, the Company utilized a combination of methods, including estimates of fair value based on: (1) market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit and (2) pricing multiples derived from recent merger and acquisition transactions of comparable publicly-traded companies.

The carrying value of goodwill was as follows:

Balance, December 31, 2021	$410,559
Accumulated impairment losses	(27,901)
Balance, June 30, 2022	$382,658

NOTE 8 – Accrued Expenses and Other Current Liabilities

Significant accrued expenses and other current liabilities were as follows:

	June 30, 2022	December 31, 2021
Leases	4,957	—
Inventory purchases	4,351	3,852
Non-income taxes	3,928	5,072
Shipping costs	2,928	1,936
Payroll	2,405	6,972
Allowance for sales returns	1,867	1,462
Marketing	1,351	324
Income taxes	$1,119	$4,631
Other	3,003	3,901
Accrued expenses and other current liabilities	$25,909	$28,150

NOTE 9 – Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2022	December 31, 2021
Term loan	$98,125	$99,375
Revolving credit facility	57,500	32,500
Unamortized debt issuance costs	(3,297)	(3,727)
Total debt, net of debt issuance costs	152,328	128,148
Less: current portion of long-term debt	4,375	3,125
Long-term debt, net	$147,953	$125,023

Interest expense related to long-term debt was $1.2 million and $2.0 million for the three and six months ended June 30, 2022, compared to $3.4 million and $5.1 million for the three and six months ended June 30, 2021, respectively.

Revolving Credit Facility and Term Loan

On May 12, 2021, the Company entered into a credit agreement with a bank (the “Revolving Credit Facility”). Under the terms of this agreement, the Company may borrow up to $200 million under a revolving credit facility. On June 2, 2021, and on September 1, 2021, the Company entered into amendments to the Revolving Credit Facility, which resulted in an increase in the maximum amount available under the Revolving Credit Facility to $350.0 million. Under the terms of the Revolving Credit Facility, the Company has access to certain swing line loans and letters of credit. The Revolving Credit Facility matures on May 12, 2026 and bears interest at a rate equal to the base rate as defined in the agreement plus an applicable margin, which as of June 30, 2022, was based on LIBOR. All outstanding principal and interest due on the Revolving Credit Facility are due at maturity.

During the six months ended June 30, 2022, the Company had total draws of $25.0 million, with a weighted average interest rate of 1.9%, and no repayments on its Revolving Credit Facility.

In addition to the above, the amendments included a provision for the Company to borrow up to $100.0 million under a term loan (the “Term Loan”). The proceeds from the Term Loan were used to fund the Chubbies acquisition (see Note 3). The term loan matures on September 1, 2026 and bears interest at a rate equal to a base rate defined in the agreement plus an applicable margin, which as of June 30, 2022 was based on LIBOR. The Company is required to make quarterly principal payments on the Term Loan. During the six months ended June 30, 2022, the Company repaid $1.3 million on its Term Loan. All outstanding principal and interest due on the Term Loan are due at maturity. The Company was in compliance with all covenants under all credit arrangements as of June 30, 2022.

Deferred debt issuance costs were amortized over the term of the related debt and are presented net of long-term debt on the consolidated balance sheets.

As of June 30, 2022, the future maturities of principal amounts of the Company’s total debt obligations, excluding lease obligations (see Note 10 for future maturities of lease obligations), for the next five years and in total, consists of the following:

Years Ending December 31,	Amount
2022 (remaining six months)	$1,875
2023	5,000
2024	6,250
2025	10,625
2026	131,875
Total	$155,625

NOTE 10 – Leases

The following table presents the components of the total leased assets and lease liabilities and their classification in the Company's unaudited consolidated balance sheets:

	Classification in Consolidated Balance Sheets	June 30, 2022
Operating lease right-of-use assets	Other non-current assets	$25,863

Current operating lease liabilities	Accrued expenses and other current liabilities	4,957
Long-term operating lease liabilities	Other non-current liabilities	21,992
Total operating lease liabilities		$26,949

The components of lease expense were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Operating lease right-of-use expense	$1,709	$3,030
Variable and short-term lease expense	130	611
Total lease expense	$1,839	$3,641

The weighted average remaining lease term and discount rate are presented in the following table:

June 30, 2022
Weighted average remaining lease term (years)	5.38
Weighted average discount rate	2.58%

Cash flow and other information related to leases is included in the following table:

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Operating cash outflows for amounts included in the measurement of lease liabilities	$1,737	$2,310
Right of use assets obtained in exchange for lease obligations	249	3,243

Future maturities of lease liabilities at June 30, 2022 are presented in the following table:

Years Ending December 31,	Operating Leases
2022 (remaining six months)	$2,817
2023	5,683
2024	5,603
2025	5,278
2026	3,916
Thereafter	5,943
Total lease payments	29,240
Less: imputed interest	2,291
Present value of lease liabilities	$26,949

NOTE 11 – Equity-Based Compensation

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

Incentive Units

Prior to the IPO, certain employees of the Company purchased incentive units in Solo Stove Holdings, LLC for $0.000001 per unit. The majority of the incentive units were issued in December 2020 with additional issuances in March and June 2021. The Company used the Monte Carlo simulation model to determine the fair value of the incentive units. Each incentive award consists of service-based units (representing one-third (1/3) of the number of incentive units) and performance-based units (representing two-thirds (2/3) of the number of incentive units).

The incentive units with a service condition were scheduled to vest over four years with 25% vesting on the one-year anniversary of the grant date and the remaining 75% of such service-based units vesting in substantially equal monthly installments over the following three years, subject to the employee’s continued employment through each applicable vesting date. Additionally, the vesting of the service-based units will accelerate upon the occurrence of a sale transaction prior to the employee’s termination of employment. The IPO did not meet the definition of a sale transaction per the incentive unit agreement. Therefore, the vesting of the service-based units did not accelerate upon the IPO, nor did the vesting schedule change.

There were 27.6 million incentive units outstanding immediately before the Reorganization Transactions. After the Reorganization Transactions, the 27.6 million incentive units converted into 3.4 million common units in Solo Stove Holdings, LLC. The 3.4 million common units consisted of service-based units representing one-third (1/3) of the common units and performance-based units representing two-thirds (2/3) of the common units.

In connection with the IPO, 0.9 million of the 2.3 million performance-based common units vested with the remaining 1.4 million unvested performance-based common units being canceled. Associated with these units the Company recognized $3.3 million of stock compensation expense during the fourth quarter of fiscal 2021.

At IPO, the Company replaced the 1.4 million performance-based incentive units that did not vest under the above market conditions with service-based common units in Solo Stove Holdings, LLC that vest over two years, with 50% of units vesting after one year and 50% vesting in four quarterly installments in the following year, subject to the employee’s continued employment with the Company through the applicable vesting date. If Summit Partners sells all of its equity interests in the Company or if the investment return to Summit equals or exceeds 4.0x on a per-share basis for four consecutive quarters, and in each case the employee remains employed with the Company on such date, then all unvested service-based common units that were previously performance-based units will vest. For accounting purposes, these awards were considered new awards with an estimated fair value of $25.8 million. Pursuant to the Stockholders Agreement, dated October 27, 2021 by and among the Company and the stockholders party thereto, holders of common units cannot exercise vested service-based common units until such time as Summit Partners and its affiliates cease to own any of the shares of Solo Stove Holdings, LLC common stock owned by them at IPO, Summit Partners does a follow-on registered offering in which case holders can perform an equivalent transaction, or the Stockholders Agreement is otherwise terminated in accordance with its terms.

During the three and six months ended June 30, 2022, the Company recognized $3.4 million and $6.9 million of equity-based compensation expense related to service-based units, respectively. During the three and six months ended June 30, 2021, the Company recognized $0.3 million and $0.5 million of equity-based compensation expense related to service-based units, respectively.

The grant date fair value of each incentive unit incorporates a range of assumptions for inputs as follows:

2020
Expected term (years)	4.0
Expected stock price volatility	36.0%
Risk-free interest rate	0.3%
Expected dividend yield	—
DLOM estimate	16.0%
Weighted average fair value at grant date	$0.25

A summary of the common units is as follows for the periods indicated (in thousands, except per share data):

	Outstanding Common Units	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested, December 31, 2021	2,238	$13.91	2.11	$31,124
Granted	—	—		—
Forfeited/canceled	(66)	15.02		(987)
Vested	(185)	4.55		(842)
Unvested, June 30, 2022	1,987	14.74	1.49	29,295
Exercisable, June 30, 2022(1)	—	$—		$—
(1) Note there were performance and service-based units that vested by June 30, 2022. However, none of them are exercisable due to the Stockholders Agreement, as described above.

Incentive Award Plan

In October 2021, the Board adopted, and the stockholders of the Company approved, the 2021 Incentive Award Plan (“Incentive Award Plan”), which became effective on October 28, 2021. Upon the Incentive Award Plan becoming effective, there were 10,789,561 shares of Class A common stock authorized under the Incentive Award Plan. The shares of Class A common stock authorized under the Incentive Award Plan will increase annually, beginning on January 1, 2023 and continuing through 2031, by the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on the last day of the immediately preceding calendar year, and (ii) a smaller number of shares as determined by the Board.

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

During the three and six months ended June 30, 2022, the Company recorded equity-based compensation expense related to the options of $0.2 million and $0.4 million, respectively.

The following summary sets forth the stock option activity under the Incentive Award Plan (in thousands, except per share data):

	Options Outstanding
	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2021	340	$17.00	9.8	$—
Granted	179	6.30
Exercised	—	—
Forfeited/canceled	(46)	17.00		—
Outstanding, June 30, 2022	473	12.96	7.3	—
Exercisable, June 30, 2022	—	$—	—	$—
(1) The aggregate intrinsic value is zero because the closing Class A common stock price at the end each period is less than the weighted-average exercise price of the options.

Unvested option activity is as follows (in thousands, except per share data):

	Options	Weighted-Average Grant Date Fair Value
Unvested, December 31, 2021	340	$8.71
Granted	179	3.03
Vested	—	—
Forfeited or expired	(46)	8.71
Unvested, June 30, 2022	473	$6.56

The fair value of each option was estimated at the grant date using the Black-Scholes method with the following assumptions:

	Six Months Ended June 30,	Fiscal Year Ended December 31,
	2022	2021
Risk-free interest rate	2.7% - 3.1%	1.6%
Expiration (in years)	10	10
Expected volatility	40.5% - 40.7%	37.0%
Weighted average expected volatility	40.6%	37.0%
Dividend yield	—	—

Restricted Stock Units

Upon and after the IPO, the Company granted restricted stock units (“RSUs”) under the Incentive Award Plan. The RSUs are unfunded, unsecured rights to receive, on the applicable settlement date, shares of Class A common stock or an amount in cash or other consideration determined by the plan administrator to be of equal value as of such settlement date. The RSUs will vest over four years, with 25% vesting on the first anniversary of the grant date and the remainder vesting in substantially equal quarterly installments over the following three years, subject to the employee’s continued employment with the Company through the applicable vesting date.

During the three and six months ended June 30, 2022, the Company recorded equity-based compensation expense related to the RSUs of $0.8 million and $1.6 million, respectively.

The following table summarizes the activity related to the Company’s restricted stock units:

	Restricted Stock Units Outstanding
	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2021	661	$19.05
Granted	563	5.43
Vested and converted to shares	—	—
Forfeited/canceled	(78)	19.12
Outstanding, June 30, 2022	1,146	$12.36

Employee Stock Purchase Plan

In October 2021, the Board adopted, and the stockholders of the Company approved, the 2021 Employee Stock Purchase Plan (the “ESPP”). The maximum number of shares of Class A common stock which will be authorized for sale under the ESPP is equal to the sum of (a) 1,618,434 shares of common stock and (b) an annual increase on the first day of each calendar year beginning on January 1, 2023 and ending on and including January 1, 2031, by a number of shares of Class A common stock equal to the lesser of (i) 0.5% of the shares of common stock outstanding on the last day of the immediately preceding calendar year and (ii) a smaller number of shares of common stock as determined by the Board; provided, however, that no more than 6,473,736 shares of Class A common stock may be issued or transferred pursuant to right granted under Section 423 Component (as defined the ESPP) of the ESPP (which numbers may be adjusted pursuant to the ESPP). As of June 30, 2022, awards with respect to 60,436 shares of Class A common stock have been issued under the ESPP.

NOTE 12 – Income Taxes

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

Provision for Income Taxes

The effective income tax rate was 8.4% and 10.5% for the three and six months ended June 30, 2022, compared to 0.6% and 0.4% for the corresponding periods in 2021, respectively. The increase was primarily due to the Reorganization Transactions that occurred in 2021, partially offset by a discrete tax benefit related to the Company’s impairment charges recorded during the three and six months ended June 30, 2022. Refer to Note 6, Intangible Assets, net, and Note 7, Goodwill for more information regarding the impairment charges. Prior to the Reorganization Transactions in 2021, the Company was only subject to certain LLC state entity-level taxes; whereas, in 2022 and 2021, the Company was also subject to U.S. federal, state and local income taxes on the Company’s allocable share of any taxable income or loss generated by Holdings subsequent to the Reorganization Transactions.

The weighted-average ownership interest in Holdings was 67.0% for the three and six months ended June 30, 2022.

Deferred Tax Assets and Liabilities

As of June 30, 2022, the total deferred tax liability related to the basis difference in the Company's investment in Holdings was $46.0 million. However, a portion of the total basis difference will only reverse upon the eventual sale of its interest in Holdings, which the Company expects would result in a capital loss. As of June 30, 2022, the total valuation allowance established against the deferred tax asset to which this portion relates was $27.1 million. An additional valuation allowance of $0.9 was recognized primarily related to the impact of the goodwill impairment charge recorded during the second quarter of 2022.

During the six months ended June 30, 2022, the Company did not recognize any deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement and related deductions for imputed interest on such payments. Refer to "Tax Receivable Agreement” herein for additional information.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of June 30, 2022, the Company concluded, based on the weight of all available positive and negative evidence, that all of its deferred tax assets (except for those deferred tax assets described above relating to basis differences that are expected to result in a capital loss upon eventual sale of its interest in Holdings) are more likely than not to be realized. As such, no additional valuation allowance was recognized.

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

On October 27, 2021, the Company entered into a tax receivable agreement with the then-existing non-controlling interest holders (the "Tax Receivable Agreement") that provides payments to be made to non-controlling interest holders of 85% of the amount of any tax benefits that the Company actually realizes, or in some cases is deemed to realize, as a result of (i) increases in the Company's share of the tax basis in the net assets of Holdings resulting from any redemptions or exchanges of LLC Interests, (ii) tax basis increases attributable to payments made under the Tax Receivable Agreement, and (iii) deductions attributable to imputed interest pursuant to the Tax Receivable Agreement (the "TRA Payments"). The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. The TRA Payments are not conditioned upon any continued ownership interest in Holdings or on the Company. The rights of each non-controlling interest holder under the Tax Receivable Agreement are assignable to transferees of its LLC Interests.

During the three and six months ended June 30, 2022, there were no redemptions of LLC Interests that would have resulted in an increase in the tax basis of the Company's investment in Holdings subject to the provisions of the Tax Receivable Agreement. During the three and six months ended June 30, 2022, inclusive of interest, no payments were made to the members of Holdings pursuant to the Tax Receivable Agreement. As of June 30, 2022, there were no TRA Payments due under the Tax Receivable Agreement.

NOTE 13 – Commitments and Contingencies

Contingencies

From time to time, the Company is involved in various legal proceedings that arise in the normal course of business. While the Company intends to prosecute and defend any lawsuit vigorously, the Company presently believes that the ultimate outcome of any currently pending legal proceeding will not have any material adverse effect on its financial position, cash flows, or results of operations. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, which could impact the Company’s business and the results of operations for the period in which the ruling occurs or future periods. Based on the information available, the Company evaluates the likelihood of potential outcomes. The Company records the appropriate liability when the amount is deemed probable and reasonably estimable. In addition, the Company does not accrue for estimated legal fees and other directly related costs as they are expensed as incurred. The Company is not currently a party to any pending litigation that it considers material. Therefore, the consolidated balance sheets do not include a liability for any potential obligations as of June 30, 2022 and December 31, 2021.

Purchase Commitments

The Company has entered into non-cancelable purchase contracts for operating expenditures, primarily short-term inventory purchases, for $18.8 million as of June 30, 2022 and $14.8 million as of December 31, 2021.

NOTE 14 – Fair Value Measurements

The Company has established a fair value hierarchy which prioritizes the inputs to the valuation techniques used to measure fair value into three levels. These levels are determined based on the lowest level input that is significant to the fair value measurement. Levels within the hierarchy are defined within Note 2, Significant Accounting Policies, in the 2021 Form 10-K.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements
June 30, 2022	Total Fair Value	Level 1	Level 2	Level 3
Financial liabilities:
Long-term debt, net	$152,328	$—	$152,328	$—

		Fair Value Measurements
December 31, 2021	Total Fair Value	Level 1	Level 2	Level 3
Financial liabilities:
Long-term debt, net	$128,148	$—	$128,148	$—

During the second quarter of 2022, the Company recorded impairment charges of $27.9 million and $2.7 million for goodwill and trademark intangible assets, respectively. Indicators of value from income and market approaches, where comparable market data is available, were the basis for the determination of the fair values, which include Level 3 inputs. See Note 6, Intangible Assets, net, and Note 7, Goodwill, for additional discussions of the Company's impairment analyses. There were no other material nonrecurring fair value measurements during the periods ended June 30, 2022 and December 31, 2021.

NOTE 15 – Shareholders' and Members' Equity

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

Class A Units

Pursuant to the 2020 Agreement, as defined in the 2021 Form 10-K, Solo Stove Holdings, LLC authorized 250,000,000 Class A units for issuance at a price of $1 per unit. For so long as any of the Class A units remain outstanding, the Class A units will rank senior to the Class B units discussed below. Holders of Class A units are entitled to one vote per share on all matters to be voted upon by the members. When and if distributions are declared by the Company’s Board, holders of Class A units are entitled to ratably receive distributions until the aggregate unreturned capital with respect to each holder’s Class A units has been reduced to zero. Upon dissolution, liquidation, distribution of assets, or other winding up, the holders of Class A units are entitled to receive ratably the assets available for distribution after payment of liabilities and before the holders of Class B units and incentive units (see Note 11).

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

NOTE 16 – Net (Loss) Income Per Share

The Company analyzed the calculation of earnings per unit for the periods prior to the Reorganization Transactions and determined that it resulted in values that would not be meaningful to the users of these unaudited consolidated financial statements. Therefore, earnings per unit information has not been presented for the three and six months ended June 30, 2021.

Basic net (loss) income per share of Class A common stock is computed by dividing net (loss) income attributable to Solo Brands, Inc. by the weighted average number of shares of Class A common stock outstanding during the period. Diluted net (loss) income per share of Class A common stock is computed by dividing net (loss) income attributable to Solo Brands, Inc. by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.

The following table sets forth the calculation of the basic and diluted net (loss) income per share for the Company’s Class A common stock:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Net (loss) income	$(19,873)	$(23,108)
Less: Net (loss) income attributable to non-controlling interests	(7,834)	(9,034)
Net (loss) income attributable to Solo Brands, Inc.	$(12,039)	$(14,074)

Numerator:
Net (loss) income attributable to Class A common shareholders - basic and diluted	$(12,039)	$(14,074)

Denominator:
Weighted average shares of Class A common stock outstanding - basic and diluted	63,416	63,408

Loss per share of Class A common stock outstanding - basic and diluted	$(0.19)	$(0.22)

During the three and six months ended June 30, 2022, 33.4 million shares of Class B common stock, 0.5 million options and 1.1 million restricted stock units were not included in the computation of diluted net income per share because their effect would have been anti-dilutive.

NOTE 17 – Subsequent Events

On August 1, 2022, the Company granted 148,705 stock options with an exercise price of $5.01 per share and 148,705 RSUs, both at a grant date fair value of $4.73 per share, or $1.4 million aggregate grant date fair value. These awards vest over four years, with 25% vesting on the first anniversary of the grant date and the remainder vesting in substantially equal quarterly installments over the following three years, subject to the employee’s continued employment with the Company through the applicable vesting date.

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

Our net sales increased to $136.0 million and $218.2 million in the three and six months ended June 30, 2022 from $88.7 million and $157.8 million in the corresponding periods of 2021, representing increases of 53.3% and 38.3%, respectively, including the effect of acquisitions. Our net income decreased to a net loss of $19.9 million and $23.1 million in the three and six months ended June 30, 2022 from net income of $19.7 million and $42.0 million in the corresponding periods of 2021, respectively. The current period net losses were primarily due to $30.6 million of impairment charges recorded during the second quarter of 2022. In addition to financial outputs, we take deliberate care to monitor and respond to our customer health as measured by our customer referral rate of 43.4%, our repeat purchase rate of 41.0%, and our net promoter score of 82 in the six months ended June 30, 2022. Together, these health checks ensure we continue to keep the customer at the center of what we do and drive solid customer lifetime value that we believe will result in long-term financial value to the Company.

Outlook

Although we are not immune to the recent macroeconomic headwinds, including inflation, that could impact discretionary spending in 2022, increased freight and raw material costs, and continued supply chain issues that may impact demand for our products and ability to hold margins, we remain optimistic about the future growth opportunities for all our brands. We experienced an increase in momentum during the second quarter, but we are cautious about the ever-changing consumer sentiment. Our third quarter sales are historically lower than the second quarter as a result of seasonality trends for our products.

Key Factors Affecting Our Results of Operations

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part I, Item 1A. “Risk Factors” included in our 2021 Form 10-K.

Economic Conditions

Demand for our products is impacted by a number of economic factors impacting our customers, such as consumer confidence, demographic trends, employment levels, inflation, discretionary income, interest rates, and other macroeconomic factors. These factors may influence the extent to which consumers invest in outdoor lifestyle products such as fire pits, stoves, paddleboards, kayaks, grills, consumables, and associated accessories.

Supply Chain

In 2022, some of our factories in China have closed periodically due to COVID-19 outbreaks. This has had adverse impacts on our business, primarily with the delivery of Solo Stove Pi. Our other products have been minimally impacted due to our strong inventory position. We secured our contracted freight rates for the current year, and we expect freight rates to be higher in 2022 than the prior year, which will continue to put pressure on gross margin in 2022. However, we have seen spot rates decrease from the highs in 2021, and we will opportunistically use the spot rates if they are lower than our contracted rates. If supply chain challenges persist or worsen, our business may continue to be adversely impacted.

Inflation

We expect the volatility we experienced in the first half of 2022 to continue to impact the Company in the third quarter. We believe consumers will continue to feel the pressures of higher inflation, impacting their spending.

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

Seasonality/Weather

Sales have historically experienced seasonality, with our highest level of sales typically being generated in the second and fourth fiscal quarters and the first fiscal quarter typically generating the lowest sales. This historical sales trend is supported by the demand for our products at the beginning of the summer and holiday shopping seasons. During the first six months of 2022, second quarter net sales were greater than first quarter net sales. Unfavorable weather can impact demand, including wet or exceptionally hot or dry weather conditions. Widespread wild fires also have potential to adversely impact our business.

COVID-19 Impacts
As we continue to monitor and navigate the COVID-19 pandemic and its effects, we may take additional actions based on the requirements and recommendations of local health guidelines, and intend to focus on investments for future, long-term growth. In certain circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the COVID-19 pandemic on our financial condition, results of operations or cash flows in the future. In addition, see Part I, Item 1A. “Risk Factors” included in our 2021 Form 10-K.

Ability to Scale Our Operating Model

We depend on third-party manufacturers for the sourcing of our products and generally do not maintain long-term supply agreements with our manufacturers. Our future performance may be impacted by the inability or unwillingness of our third-party manufacturers to meet our product demand and the availability of land-based and air freight carriers. Our ability to support our growth will also be dependent on attracting, motivating, and retaining personnel.

Business Acquisitions

Our ability to find suitable acquisition targets and integrate them on to the Solo Brands platform could impact our future business performance.

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

Cost of Goods Sold and Gross Profit

Gross profit reflects net sales less cost of goods sold, which primarily includes the purchase cost of our products from our third-party manufacturers, inbound freight and duties, product quality testing and inspection costs, and depreciation on molds and equipment that we own.

Selling, General & Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of marketing costs, equity-based compensation expense and benefits costs, costs of our warehousing and logistics operations, costs of operating on third-party DTC marketplaces, professional fees and services, cost of product shipment to our customers, and general corporate infrastructure expenses.
Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation of property, plant and equipment and amortization of definite-lived intangible assets.

Impairment Charges

Impairment charges consist of impairments recorded to definite-lived intangible assets and goodwill.

Results of Operations

Three and Six Months Ended June 30, 2022 Compared to Three and Six Months Ended June 30, 2021

Net Sales

	Three Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
Net sales	$136,019	$88,745	$47,274	53.3%

	Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
Net sales	$218,222	$157,816	$60,406	38.3%

Increases in net sales for the three and six months ended June 30, 2022 compared to the corresponding periods were primarily driven by 112.7% and 76.0% increases in total orders period over period, respectively, as a result of $39.4 million and $62.0 million of activity related to acquisitions, respectively. Partially offsetting the increase in total orders for the three months ended June 30, 2022, average order size decreased 32.1% compared to the corresponding period due to a shift in product mix as a result of acquisitions. In addition to the increase in total orders for the six months ended June 30, 2022, average order size increased 10.6% as a result of acquisition activity. Partially offsetting these increases, a $10.5 million decrease resulted from the normalization of demand in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, which reflected an increase in revenue recognized related to an inflated deferred revenue balance at the end of 2020 driven by product stock-outs throughout 2020.

Cost of Goods Sold and Gross Profit

	Three Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
Cost of goods sold	$49,343	$29,045	$20,298	69.9%
Gross profit	86,676	59,700	26,976	45.2%
Gross margin (Gross profit as a % of net sales)	63.7%	67.3%		(3.6)%

	Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
Cost of goods sold	$82,693	$51,652	$31,041	60.1%
Gross profit	135,529	106,164	29,365	27.7%
Gross margin (Gross profit as a % of net sales)	62.1%	67.3%		(5.2)%
Increases in cost of goods sold for the three and six months ended June 30, 2022 compared to the corresponding periods were primarily due to $16.8 million and $31.6 million of acquisition activity. Additionally, for the three months ended June 30, 2022 a $4.2 million cost increase was driven by corresponding increased sales, partially offset by a $1.3 million decrease in freight costs. Increases in gross profit for the three and six months ended June 30, 2022 compared to the corresponding periods were primarily due to acquisition activity.
Decreases in gross margin for the three and six months ended June 30, 2022 compared to the corresponding periods were primarily due to inventory turns driving recognition of fair value inventory write-ups from acquisition activity.
Selling, General & Administrative Expenses

	Three Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
Selling, general, and administrative expenses	$69,166	$29,662	$39,504	133.2%
SG&A as a % of net sales	50.9%	33.4%		17.5%

	Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
Selling, general, and administrative expenses	$114,810	$48,396	$66,414	137.2%
SG&A as a % of net sales	52.6%	30.7%		21.9%
Increases in SG&A expenses for the three and six months ended June 30, 2022 compared to the corresponding periods were primarily due to $17.3 million and $27.5 million of acquisition activity, respectively. The remaining increases in SG&A for the three and six months ended June

30, 2022 compared to the corresponding periods were primarily driven by the following increases: $8.2 million and $15.6 million in employee costs as a result of equity-based compensation and increased headcount, $6.3 million and $10.2 million in advertising and marketing spend, $3.1 million and $4.1 million in distribution and logistic costs, $1.4 million and $2.5 million in professional services costs, and $1.1 million and $2.1 million in rent. Additionally, the increase for the six months ended June 30, 2022 compared to the corresponding period included a $1.7 million increase in insurance as a result of becoming a public company.

Depreciation and Amortization Expenses

	Three Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
Depreciation and amortization expenses	$6,043	$4,312	$1,731	40.1%

	Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
Depreciation and amortization expenses	$11,978	$7,905	$4,073	51.5%
Increases in depreciation and amortization expenses for the three and six months ended June 30, 2022 compared to the corresponding periods were driven by a $1.0 million increase and $2.7 million increase in amortization, respectively, primarily related to increases in definite-lived intangible assets as a result of acquisition activity and increases of $0.7 million and $1.3 million in depreciation, respectively, primarily related to a new global headquarters facility.

Impairment Charges
During the three and six months ended June 30, 2022, the Company recorded impairment charges of $30.6 million, of which $27.9 million related to goodwill and $2.7 million related to trademark intangibles. No impairment charges were recorded during the three and six months ended June 30, 2021. For more information, see Note 7, Goodwill, and Note 6, Intangible Assets, net.

Interest Expense

Interest expense for the three and six months ended June 30, 2022 decreased $2.2 million and $3.1 million, respectively, compared to corresponding periods. The decreases in interest expense were due to lower interest rates on a lower average debt balance.

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

Income tax benefit for the three and six months ended June 30, 2022 was $1.8 million and $2.7 million, respectively, compared to income tax expense of $0.1 million and a nominal expense in corresponding periods. Income taxes represents federal, state, and local income taxes on our allocable share of taxable income of Holdings, as well as Oru's and Chubbies' federal and state tax expense and Solo Brands Europe BV foreign tax expense.
Liquidity and Capital Resources

Historically, our cash requirements have principally been for working capital purposes. We expect these needs to continue as we develop and grow our business. We fund our working capital, primarily inventory, and accounts receivable, from cash flows from operating activities, cash on hand, and borrowings under our Revolving Credit Facility.
Current Liquidity

As of June 30, 2022, we had a cash balance of $26.7 million, working capital (excluding cash) of $117.6 million, and $292.5 million of borrowings available under the Revolving Credit Facility.

Revolving Credit Facility and Term Loan
On May 12, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., the Lenders and L/C Issuers party thereto (each as defined therein) and the other parties thereto (as subsequently amended on June 2, 2021, and September 1, 2021, the “Revolving Credit Facility”). As so amended, the Revolving Credit Facility allows us to borrow up to $350.0 million of revolving loans, including the ability to issue up to $20.0 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under the Revolving Credit Facility, it does reduce the amounts available under the Revolving Credit Facility. The Revolving Credit Facility matures on May 12, 2026 and bears interest at a rate equal to the base rate as defined in the agreement plus an applicable margin, which as of June 30, 2022, was based on LIBOR. Interest is due on the last business day of each March, June, September and December. On June 30, 2022, we had $57.5 million in outstanding borrowings and $292.5 million available for future borrowings on the Revolving Credit Facility. All outstanding principal and interest due under the Revolving Credit Facility are due at maturity.

In addition to the above, the amendment on September 1, 2021 included a provision to borrow up to $100.0 million under a term loan (the “Term Loan”). The proceeds from the Term Loan were used to fund the Chubbies acquisition. The Term Loan matures on September 1, 2026, and the weighted average interest rate on the Term Loan during the six months ended June 30, 2022 was 3.50%. We were required to make quarterly principal payments on the Term Loan beginning on December 31, 2021. On June 30, 2022, we had $98.1 million outstanding on the Term Loan. All outstanding principal and interest due on the Term Loan are due at maturity.

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

Cash Flows

	Six Months Ended June 30,
(dollars in thousands)	2022	2021
Cash flows provided by (used in):
Operating activities	$(11,912)	$(6,931)
Investing activities	(5,356)	(20,946)
Financing activities	$19,012	$3,006

Operating activities

The $5.0 million increase in cash used in operating activities, as shown in the table above, was primarily due to the following:
•net income decreased $65.1 million, partially offset by increases in non-cash adjustments to net income of $39.6 million, which resulted in a cash usage of $25.5 million;
•changes in prepaid expenses and other current assets decreased operating cash flow by $3.7 million, primarily driven by an increase in value-added tax receivables and prepaid income taxes;

•changes in other non-current assets and liabilities decreased operating cash flow by $3.3 million, primarily driven by operating lease payments; and
•changes in accrued expenses and other current liabilities decreased operating cash flow by $2.3 million, primarily driven by net working capital settlements paid in 2022 for 2021 acquisitions and current lease liabilities recognized as part the adoption of ASC 842.

Partially offsetting these increases in cash used in operating activities were the following:
•changes in deferred revenue increased operating cash flow by $17.8 million, primarily driven by shipments of previously backordered products;
•changes in accounts receivable increased operating cash flow by $8.6 million, primarily driven improved collection efforts; and
•changes in inventory increased operating cash flow by $3.8 million, primarily driven by higher inventory purchases in 2021 for new products.
Investing activities

The $15.6 million decrease in cash used in investing activities, as shown in the table above, was due to an $18.4 million decrease in acquisition activity. This decrease was partially offset by an increase in capital expenditures of $2.8 million primarily due to increased equipment purchases for factory and warehouse build outs.
Financing activities

The $16.0 million increase in cash provided by financing activities, as shown in the table above, was primarily due to a $100.0 million increase in cash as a result of a decrease in payments for contingent consideration and a $29.7 million increase in cash as a result of decreases in distributions to non-controlling interests, partially offset by a $113.9 million decrease in cash provided by net debt activities.

Contractual Obligations

For information regarding our contractual obligations, see Note 9, Long-Term Debt, Note 10, Leases, and Note 13, Commitments and Contingencies, in this Quarterly Report and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K.

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

See Note 2, Significant Accounting Policies, to the audited consolidated financial statements included in our 2021 Form 10-K for more information about our significant accounting policies, including our critical accounting policies. The critical accounting estimates that reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are described in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our 2021 Form 10-K. During the six months ended June 30, 2022, there were no material changes to our critical accounting policies and estimates from those discussed in our 2021 Form 10-K, except as discussed below. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Goodwill

As of June 30, 2022 and December 31, 2021, we had $382.7 million and $410.6 million of goodwill. In preparation of our unaudited consolidated financial statements for the second quarter of 2022, we identified triggering events, performed an interim assessment for impairment and recorded $27.9 million of impairment for one of our reporting units (see Note 7, Goodwill). As a result of our interim testing, the fair value of the remaining reporting units exceeded their carrying values by greater than 10%.

The estimated fair values of the reporting units were determined using the income and market approaches, where comparable market data was available. Under the income approach, the assumptions that had the most significant impact determining the reporting units’ fair values were management’s estimates of operating margin expansion, estimates of working capital requirements, and the weighted average cost of capital (discount rate). Under the market approach, the assumptions that had the most significant impact determining the reporting units’ fair values were the selection of comparable publicly-traded companies for each reporting unit and related valuation multiples. A change in any of these assumptions, individually or in the aggregate, or future financial performance below management expectations may result in the carrying value of one or more reporting units exceeding their fair value, and goodwill could be impaired. The future occurrence of a potential indicator of impairment could include matters such as: a decrease in expected net earnings, a further decline in equity market conditions, a decline in comparable market multiples, a continued and sustained decline in the Company’s common stock price, a significant adverse change in legal factors or the general business climate, an adverse action or assessment by a regulator, and a significant downturn in demand for products offered by the Company. In the event of significant adverse changes of the nature described above, it may be necessary for the Company to recognize a non-cash impairment of goodwill, which could have a material adverse effect on the Company’s consolidated business, results of operations and financial condition.

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

Interest Rate Risk

In order to maintain liquidity and fund business operations, we have a long-term credit facility and separate term loan that bear variable interest rates based on prime, federal funds, or LIBOR plus an applicable margin based on our total net leverage ratio. As of June 30, 2022, we had indebtedness of $57.5 million and $98.1 million under our Revolving Credit Facility and Term Loan, respectively. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors. We may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations, but as of June 30, 2022, we have not entered into any such contracts. A 100 bps increase in LIBOR would increase our interest expense by approximately $1.6 million in any given year.

Inflation Risk

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we have been able to navigate inflationary pressures without material impact to our financial position through June 30, 2022, a continued high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and SG&A expenses as a percentage of net sales, if the selling prices of our products do not increase with these increased costs. We expect to continue to be impacted by the volatility we experienced in the first half of 2022 into the third quarter.

Commodity Price Risk

The primary raw materials and components used by our contract manufacturing partners include stainless steel and aluminum. We believe these materials are readily available from multiple vendors. We have, and may continue to, negotiate prices with suppliers of these products on behalf of our third-party contract manufacturers in order to leverage the cumulative impact of our volume; however, prices have fluctuated and may continue to do so. Certain of these products use petroleum or natural gas as inputs. However, we do not believe there is a significant direct correlation between petroleum or natural gas prices and the costs of our products.

Foreign Currency Risk

Our international sales are primarily denominated in U.S. dollars. During the six months ended June 30, 2022, net sales in international markets accounted for 8.7% of our consolidated revenues. During the six months ended June 30, 2021, net sales in international markets accounted for 5.7% of our consolidated net sales. Therefore, we do not believe exposure to foreign currency fluctuations had a material impact on our net sales. A portion of our operating expenses are incurred outside the Unites States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. In addition, our suppliers may incur many costs, including labor costs, in other currencies. To the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margin. In addition, a strengthening of the U.S. dollar may increase the cost of our products to our customers outside of the United States. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuations from operating expenses is not material at this time.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors identified in Part I, Item 1A. Risk Factors in our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

There were no sales of unregistered securities during the three months ended June 30, 2022.

Purchase of Equity Securities

We did not repurchase shares of our Class A common stock during the three months ended June 30, 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Solo Brands, Inc.	S-8	333-260826	4.1	11/5/2021
3.2	Amended and Restated Bylaws of Solo Brands, Inc.	S-8	333-260826	4.2	11/5/2021
10.1	Employment Agreement, dated as of May 9, 2022, by and between Solo Brands, Inc., Solo Brands, LLC and Somer Webb	8-K	001-40979	10.1	5/12/2022
10.2	Separation and Release of Claims Agreement, dated May 20, 2022, by and between Solo Brands, LLC and Samuel Simmons					*
10.3	Non-Employee Director Compensation Policy					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Solo Brands, Inc.

Date:	August 11, 2022	By:	/s/ John Merris
John Merris
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 11, 2022	By:	/s/ Somer Webb
Somer Webb
Chief Financial Officer
(Principal Financial Officer)