Form 10-Q
period 2022-09-30
Solo Brands, Inc.
filed 2022-11-10
CIK 1870600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of November 7, 2022, there were 63,591,467 shares of the registrant’s Class A common stock, $0.001 par value per share, outstanding and 32,111,495 shares of the registrant’s Class B common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to statements regarding our future results of operations and financial position, macroeconomic conditions, industry and business trends, business strategy, plans, market growth and our objectives for future operations.

The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, our ability to manage our future growth effectively, our ability to expand into additional markets; our ability to maintain and strengthen our brand to generate and maintain ongoing demand for our products, our ability to cost-effectively attract new customers and retain our existing customers; our failure to maintain product quality and product performance at an acceptable cost, the impact of product liability and warranty claims and product recalls; the highly competitive market in which we operate, business interruptions resulting from geopolitical actions, natural disasters, or impacts of the COVID-19 pandemic, risks associated with our international operations, problems with, or loss of, our suppliers or an inability to obtain raw materials, the ability of our stockholders to influence corporate matters, and the important factors discussed in Part I, Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”) filed with Securities and Exchange Commission (the “SEC”) on March 30, 2022, as any such factors may be updated from time to time in its other filings with the SEC. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SOLO BRANDS, INC.
Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$17,178	$25,101
Accounts receivable, net of allowance for doubtful accounts of $1.5 million and $0.3 million	21,855	21,513
Inventory	165,757	102,335
Prepaid expenses and other current assets	19,162	9,889
Total current assets	223,952	158,838
Non-current assets
Property and equipment, net	14,607	10,603
Intangible assets, net	239,697	257,234
Goodwill	382,658	410,559
Other non-current assets	36,547	506
Total non-current assets	673,509	678,902
Total assets	$897,461	$837,740

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$22,179	$11,774
Accrued expenses and other current liabilities	30,939	28,150
Deferred revenue	3,414	3,524
Current portion of long-term debt	5,000	3,125
Total current liabilities	61,532	46,573
Non-current liabilities
Long-term debt, net	166,918	125,023
Deferred tax liability	86,194	91,244
Other non-current liabilities	31,038	729
Total non-current liabilities	284,150	216,996

Commitments and contingencies (Note 13)

Shareholders’ equity
Class A common stock, par value $0.001 per share; 475,000,000 shares authorized; 63,473,831 and 63,397,635 shares issued and outstanding	63	63
Class B common stock, par value $0.001 per share; 50,000,000 shares authorized; 31,436,216 and 31,178,815 shares issued and outstanding	31	31
Additional paid-in capital	356,104	350,088
Accumulated other comprehensive income	39	6
Retained earnings (accumulated deficit)	(5,587)	10,691
Shareholders’ equity	350,650	360,879
Shareholders’ equity attributable to non-controlling interests	201,129	213,292
Total shareholders’ equity	551,779	574,171
Total liabilities and shareholders’ equity	$897,461	$837,740

See Notes to Unaudited Consolidated Financial Statements

SOLO BRANDS, INC.
Consolidated Statements of Operations and Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per unit data)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net sales	$102,162	$69,433	$320,384	$227,249
Cost of goods sold	37,482	28,412	120,175	80,064
Gross profit	64,680	41,021	200,209	147,185
Operating expenses
Selling, general & administrative expenses	59,489	28,584	174,299	76,980
Impairment charges	—	—	30,589	—
Depreciation and amortization expenses	6,216	5,063	18,194	12,968
Other operating expenses	2,260	3,063	3,580	5,673
Total operating expenses	67,965	36,710	226,662	95,621
(Loss) income from operations	(3,285)	4,311	(26,453)	51,564
Non-operating expenses (income)
Interest expense, net	1,805	2,233	3,838	7,350
Other non-operating, net	(90)	7	514	9
Total non-operating expenses, net	1,715	2,240	4,352	7,359
(Loss) income before income taxes	(5,000)	2,071	(30,805)	44,205
Income tax (benefit) expense	(980)	(49)	(3,677)	123
Net (loss) income	(4,020)	2,120	(27,128)	44,082
Less: net (loss) income attributable to noncontrolling interests	(1,816)	937	(10,850)	1,166
Net (loss) income attributable to controlling interests(1)	$(2,204)	$1,183	$(16,278)	$42,916

Other comprehensive (loss) income
Foreign currency translation, net of tax	$(21)	$—	$49	$—
Comprehensive (loss) income	(4,041)	2,120	(27,079)	44,082
Less: other comprehensive (loss) income attributable to noncontrolling interests	(7)	—	16	—
Less: net (loss) income attributable to noncontrolling interests	(1,816)	937	(10,850)	1,166
Comprehensive (loss) income attributable to controlling interests(1)	$(2,218)	$1,183	$(16,245)	$42,916

Net (loss) income per share
Basic	$(0.03)	*	$(0.26)	*
Diluted	$(0.03)	*	$(0.26)	*

Weighted-average shares outstanding
Basic	63,470	*	63,429	*
Diluted	63,470	*	63,429	*
*    Refer to Note 16, Net (Loss) Income Per Share, for why the earnings per share information has not been presented for the periods three and nine months ended September 30, 2021.
(1) Controlling interests refers to Solo Brands, Inc. for the three and nine month periods ended September 30, 2022 and Solo Stove Holdings, LLC for the three and nine month periods ended September 30, 2021.
See Notes to Unaudited Consolidated Financial Statements

SOLO BRANDS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(In thousands)	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(27,128)	$44,082
Adjustments to reconcile net (loss) income to net cash and cash equivalents (used in) provided by operating activities
Impairment charges	30,589	—
Amortization of intangible assets	15,748	12,667
Equity-based compensation	13,213	732
Deferred income taxes	(6,592)	(944)
Operating lease right-of-use assets expense	4,891	—
Depreciation	2,446	301
Changes in accounts receivable reserves	1,262	103
Amortization of debt issuance costs	645	—
Loss on disposal of property and equipment	(8)	—
Non-cash interest expense	—	1,944
Changes in assets and liabilities
Accounts receivable	(2,003)	(8,715)
Inventory	(64,244)	(62,343)
Prepaid expenses and other current assets	(9,342)	(4,621)
Accounts payable	11,198	3,736
Accrued expenses and other current liabilities	(2,151)	(18,833)
Deferred revenue	(96)	(20,141)
Other non-current assets and liabilities	(3,758)	368
Net cash (used in) provided by operating activities	(35,330)	(51,664)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,512)	(5,104)
Acquisitions, net of cash acquired	(774)	(133,308)
Net cash (used in) provided by investing activities	(8,286)	(138,412)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	45,000	358,600
Repayments of long-term debt	(1,875)	(54,600)
Debt issuance costs paid	—	(4,234)
Payment of contingent consideration	—	(100,000)
Contributions from members before Reorganization Transactions	—	250
Distributions to members before Reorganization Transactions	—	(33,164)
Distributions to non-controlling interests	(7,275)	—
Stock issued under employee stock purchase plan	246	—
Net cash provided by financing activities	36,096	166,852
Effect of exchange rate changes on cash	(403)	—
Net change in cash and cash equivalents	(7,923)	(23,224)
Cash and cash equivalents balance, beginning of period	25,101	32,753
Cash and cash equivalents balance, end of period	$17,178	$9,529
SUPPLEMENTAL DISCLOSURES:
Cash interest paid	$2,966	$5,292
Cash income taxes paid	13,026	42
Liabilities for capital expenditure additions	64	—
SUPPLEMENTAL NONCASH INVESTING AND FINANCING DISCLOSURES:
Non-cash issuance of Class B units - non-controlling interest purchase of Oru	$—	$16,486
Non-cash issuance of Class B units - ISLE	—	16,494
Non-cash issuance of Class B units - Chubbies	—	29,075

See Notes to Unaudited Consolidated Financial Statements

+
SOLO BRANDS, INC.
Consolidated Statements of Shareholders’ Equity
(Unaudited)

For the Three and Nine Months Ended September 30, 2022

	Class A Common Stock		Class B Common Stock
(In thousands)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Non-controlling Interest	Total Shareholders’ Equity
Balance at December 31, 2021	63,397	$63	31,179	$31	$350,088	$6	$10,691	$213,292	$574,171
Net loss	—	—	—	—	—	—	(2,035)	(1,200)	(3,235)
Equity-based compensation	—	—	—	—	3,300	—	—	1,137	4,437
Other comprehensive income	—	—	—	—	—	16	—	8	24
Tax distributions to non-controlling interests	—	—	—	—	—	—	—	(4,290)	(4,290)
Vested equity-based compensation and re-allocation of ownership percentage	4	—	90	—	(380)	—	—	380	—
Balance at March 31, 2022	63,401	$63	31,269	$31	$353,008	$22	$8,656	$209,327	$571,107
Net loss	—	—	—	—	—	—	(12,039)	(7,834)	(19,873)
Equity-based compensation, net of tax	—	—	—	—	2,293	—	—	1,134	3,427
Other comprehensive income	—	—	—	—	—	31	—	15	46
Tax distributions to non-controlling interests	—	—	—	—	—	—	—	(251)	(251)
Employee stock purchase plan	60	—	—	—	246	—	—	—	246
Vested equity-based compensation and re-allocation of ownership percentage	—	—	94	—	(1,726)	—	—	1,726	—
Balance at June 30, 2022	63,461	$63	31,363	$31	$353,821	$53	$(3,383)	$204,117	$554,702
Net loss	—	—	—	—	—	—	(2,204)	(1,816)	(4,020)
Equity-based compensation, net of tax	—	—	—	—	2,710	—	—	1,114	3,824
Other comprehensive loss	—	—	—	—	—	(14)	—	(7)	(21)
Tax distributions to non-controlling interests	—	—	—	—	—	—	—	(2,706)	(2,706)
Vested equity-based compensation and re-allocation of ownership percentage	12	—	73	—	(427)	—	—	427	—
Balance at September 30, 2022	63,473	$63	31,436	$31	$356,104	$39	$(5,587)	$201,129	$551,779

See Notes to Unaudited Consolidated Financial Statements

SOLO BRANDS, INC.
Consolidated Statements of Members’ Equity
(Unaudited)

For the Three and Nine Months Ended September 30, 2021

	Class A Units		Class B Units
(In thousands)	Units	Amount	Units	Amount	Incentive Units	Retained Earnings (Accumulated Deficit)	Non-controlling Interest	Total Members’ Equity
Balance at December 31, 2020	250,000	$237,309	175,000	$103,109	$—	$(8,318)	$—	$332,100
Net income prior to Reorganization Transactions	—	—	—	—	—	22,234	—	22,234
Equity-based compensation prior to Reorganization Transactions	—	—	—	—	229	—	—	229
Balance at March 31, 2021	250,000	$237,309	175,000	$103,109	$229	$13,916	$—	$354,563
Member tax distributions	—	(24,704)	—	(1,348)	—	—	—	(26,052)
Noncontrolling interest in Oru	—	—	—	—	—	—	15,320	15,320
Net income prior to Reorganization Transactions	—	—	—	—	—	19,499	229	19,728
Equity-based compensation prior to Reorganization Transactions	—	—	—	—	261	—	—	261
Balance at June 30, 2021	250,000	212,605	175,000	101,761	490	33,415	15,549	363,820
Member tax distributions	—	(6,800)	—	(312)	—	—	—	(7,112)
Contributions	—	—	60	250	—	—	—	250
Issuance of Class B units for acquisitions	—	—	10,996	45,569	—	—	—	45,569
Purchase of remaining interest in Oru	—	—	9,265	16,486	—	—	(16,486)	—
Net income prior to Reorganization Transactions	—	—	—	—	—	1,183	937	2,120
Equity-based compensation prior to Reorganization Transactions	—	—	—	—	242	—	—	242
Balance at September 30, 2021	250,000	205,805	195,321	163,754	732	34,598	—	404,889

See Notes to Unaudited Consolidated Financial Statements

SOLO BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – Significant Accounting Policies

Included below are selected significant accounting policies including those that were added or modified during the nine months ended September 30, 2022 as a result of the adoption of new accounting policies. Refer to Note 2, Significant Accounting Policies, within the annual consolidated financial statements in the Company’s 2021 Form 10-K for the full list of significant accounting policies.

Basis of Presentation

The unaudited consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the unaudited consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to applicable rules and regulations of the SEC. The unaudited consolidated financial statements include the wholly-owned subsidiaries. Intercompany balances and transactions are eliminated in consolidation. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2021. Certain prior period amounts have been conformed to the current period’s presentation.

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

Certain of the Company's lease agreements include payments for certain variable costs not determinable upon lease commencement, including common area maintenance, utilities, property taxes and inflation adjustments, as well as fixed payments for non-lease components, including common area maintenance. These variable and fixed lease payments are recognized in selling, general and administrative expenses, but are not included in the ROU asset or lease liability balances. The Company's lease agreements do not contain any material residual value guarantees, restrictions or covenants.

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

The following table disaggregates net sales by channel:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales by channel
Direct-to-consumer	$86,306	$58,081	$262,632	$191,492
Wholesale	15,856	11,352	57,752	35,757
Total net sales	$102,162	$69,433	$320,384	$227,249

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

Chubbies, Inc.

On September 1, 2021, Solo Brands, LLC, a wholly-owned subsidiary of Holdings, acquired 100% of the voting equity interests in Chubbies, Inc. (“Chubbies”) for total consideration of cash paid of $100.4 million and Class B units of Solo Stove Holdings, LLC of $29.1 million. The Company acquired Chubbies to increase its brand and market share in the overall outdoor activities industry, as Chubbies sells casual wear, sportswear, swimwear, outerwear, loungewear, and other accessories.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed by the Company at the acquisition date:

Cash	$7,990
Accounts receivable	1,962
Inventory	25,360
Property and equipment	401
Prepaid expenses and other assets	893
Intangible assets	47,846
Accounts payable and accrued liabilities	(15,011)
Deferred revenue	(392)
Deferred tax liability	(12,095)
Other non-current liabilities	(12)
Total identifiable net assets	56,942
Goodwill	73,118
Total	130,060
Less: fair value of class B units	(29,075)
Less: cash acquired	(7,990)
Total, net of cash acquired	$92,995

NOTE 4 – Inventory

Inventory consisted of the following:

	September 30, 2022	December 31, 2021
Purchased inventory on hand	$114,081	$64,310
Inventory in transit	46,189	28,064
Raw materials	5,487	2,148
Fair value write-up	—	7,813
Inventory	$165,757	$102,335

NOTE 5 – Property and Equipment, net

Property and equipment, net consisted of the following:

	September 30, 2022	December 31, 2021
Leasehold improvements	$6,770	$6,121
Computer, software, and other equipment	6,873	3,032
Machinery	2,634	1,288
Furniture and fixtures	1,372	746
Construction in progress	131	166
Property and equipment, gross	17,780	11,353
Accumulated depreciation	(3,173)	(750)
Property and equipment, net	$14,607	$10,603

Depreciation expense was $0.9 million and $2.4 million for the three and nine months ended September 30, 2022, compared to $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively. Depreciation expense is recorded to depreciation and amortization expenses on the unaudited consolidated statements of operations and comprehensive (loss) income.

NOTE 6 – Intangible Assets, net

Intangible assets consisted of the following:

	September 30, 2022	December 31, 2021
Gross carrying value
Brand	$196,114	$196,114
Trademark	33,567	33,457
Customer relationships	28,605	28,605
Developed technology	17,871	17,871
Patents	2,676	1,888
Intangible assets, gross	278,833	277,935

Accumulated amortization and impairments
Brand	(25,898)	(16,036)
Trademark(1)	(5,378)	(901)
Customer relationships	(3,885)	(1,915)
Developed technology	(3,617)	(1,702)
Patents	(358)	(147)
Accumulated amortization, gross	(39,136)	(20,701)
Intangible assets, net	$239,697	$257,234
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

Amortization expense was $5.3 million and $15.7 million for the three and nine months ended September 30, 2022, compared to $4.9 million and $12.7 million for the three and nine months ended September 30, 2021, respectively. Amortization expense is recorded to depreciation and amortization expenses on the unaudited consolidated statements of operations and comprehensive (loss) income.

Estimated amortization expense for the next five years was as follows:

Years Ending December 31,	Amount
2022 (remaining three months)	$5,219
2023	20,980
2024	20,980
2025	20,980
2026	20,600
Thereafter	150,938
Total future amortization expense	$239,697

NOTE 7 – Goodwill

The carrying value of goodwill was as follows:

Balance, December 31, 2021	$410,559
Accumulated impairment losses	(27,901)
Balance, September 30, 2022	$382,658

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

During the third quarter of 2022, the Company did not identify any triggering events indicating the fair value of one or more of the Company’s reporting units more likely than not did not exceed their carrying values.

NOTE 8 – Accrued Expenses and Other Current Liabilities

Significant accrued expenses and other current liabilities were as follows:

	September 30, 2022	December 31, 2021
Leases	6,918	—
Inventory purchases	6,823	3,852
Non-income taxes	3,686	5,072
Income taxes	3,074	4,631
Payroll	3,049	6,972
Allowance for sales returns	1,808	1,462
Shipping costs	1,684	1,936
Marketing	1,329	324
Other	2,568	3,901
Accrued expenses and other current liabilities	$30,939	$28,150

NOTE 9 – Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2022	December 31, 2021
Term loan	$97,500	$99,375
Revolving credit facility	77,500	32,500
Unamortized debt issuance costs	(3,082)	(3,727)
Total debt, net of debt issuance costs	171,918	128,148
Less: current portion of long-term debt	5,000	3,125
Long-term debt, net	$166,918	$125,023

Interest expense related to long-term debt was $1.9 million and $3.9 million for the three and nine months ended September 30, 2022, compared to $2.2 million and $7.4 million for the three and nine months ended September 30, 2021, respectively.

Revolving Credit Facility and Term Loan

On May 12, 2021, the Company entered into a credit agreement with a bank (the “Revolving Credit Facility”). Under the terms of this agreement, the Company may borrow up to $200 million under a revolving credit facility. On June 2, 2021, and on September 1, 2021, the Company entered into amendments to the Revolving Credit Facility, which resulted in an increase in the maximum amount available under the Revolving Credit Facility to $350.0 million. Under the terms of the Revolving Credit Facility, the Company has access to certain swing line loans and letters of credit. The Revolving Credit Facility matures on May 12, 2026 and bears interest at a rate equal to the base rate as defined in the agreement plus an applicable margin, which as of September 30, 2022, was based on LIBOR. All outstanding principal and interest due on the Revolving Credit Facility are due at maturity.

During the nine months ended September 30, 2022, the Company had total draws of $45.0 million, with a weighted average interest rate of 2.0%, and no repayments on its Revolving Credit Facility.

In addition to the above, the amendments included a provision for the Company to borrow up to $100.0 million under a term loan (the “Term Loan”). The proceeds from the Term Loan were used to fund the Chubbies acquisition (see Note 3). The term loan matures on September 1, 2026 and bears interest at a rate equal to a base rate defined in the agreement plus an applicable margin, which as of September 30, 2022 was based on LIBOR. The Company is required to make quarterly principal payments on the Term Loan. During the nine months ended September 30, 2022, the Company repaid $1.9 million on its Term Loan. All outstanding principal and interest due on the Term Loan are due at maturity. The Company was in compliance with all covenants under all credit arrangements as of September 30, 2022.

The weighted average interest rate on the Term Loan during the nine months ended September 30, 2022 was 2.38%

Deferred debt issuance costs were amortized over the term of the related debt and are presented as a reduction to long-term debt, net on the consolidated balance sheets.

As of September 30, 2022, the future maturities of principal amounts of the Company’s total debt obligations, excluding lease obligations (see Note 10 for future maturities of lease obligations), for the next five years and in total, consists of the following:

Years Ending December 31,	Amount
2022 (remaining three months)	$1,250
2023	5,000
2024	6,250
2025	10,625
2026	151,875
Total	$175,000

NOTE 10 – Leases

The following table presents the components of the total leased assets and lease liabilities and their classification in the Company's unaudited consolidated balance sheets:

	Classification in Consolidated Balance Sheets	September 30, 2022
Operating lease right-of-use assets	Other non-current assets	$36,015

Current operating lease liabilities	Accrued expenses and other current liabilities	6,918
Long-term operating lease liabilities	Other non-current liabilities	30,035
Total operating lease liabilities		$36,953

The components of lease expense were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Operating lease right-of-use expense	$1,861	$4,891
Variable and short-term lease expense	481	1,092
Total lease expense	$2,342	$5,983

The weighted average remaining lease term and discount rate are presented in the following table:

September 30, 2022
Weighted average remaining lease term (years)	5.30
Weighted average discount rate	2.65%

Cash flow and other information related to leases is included in the following table:

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Operating cash outflows for amounts included in the measurement of lease liabilities	$1,404	$3,714
Right of use assets obtained in exchange for lease obligations	12,044	15,287

Future maturities of lease liabilities at September 30, 2022 are presented in the following table:

Years Ending December 31,	Operating Leases
2022 (remaining three months)	$1,983
2023	7,993
2024	7,970
2025	8,019
2026	6,603
Thereafter	8,573
Total lease payments	41,141
Less: imputed interest	4,188
Present value of lease liabilities	$36,953

NOTE 11 – Equity-Based Compensation

Fair Value Considerations

Determining the fair value of awards requires judgment. The Monte Carlo simulation model and Black-Scholes model is used to estimate the fair value of awards that have service, performance and/or market vesting conditions. The assumptions used in these models require the input of subjective assumptions as follows:

Fair value—The fair value of the common stock underlying the incentive units was determined by the Company’s board of directors (the “Board”). Because there is no public market for the incentive units, the Company’s Board determined the common stock fair value at the incentive unit grant date by considering several objective and subjective factors, including the price paid for its common and preferred stock, actual and forecasted operating and financial performance, market conditions and performance of comparable publicly traded companies, developments and milestones within the Company, the rights, preferences, and privileges of its common and preferred stock, and the likelihood of achieving a liquidity event. The fair value of the common stock underlying stock options and restricted stock units is determined by the closing stock price on the New York Stock Exchange.

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

During the three and nine months ended September 30, 2022, the Company recognized $3.4 million and $10.2 million of equity-based compensation expense related to service-based units, respectively. During the three and nine months ended September 30, 2021, the Company recognized $0.2 million and $0.7 million of equity-based compensation expense related to service-based units, respectively.

The grant date fair value of each incentive unit incorporates a range of assumptions for inputs as follows:

2020
Expected term (years)	4.0
Expected stock price volatility	36.0%
Risk-free interest rate	0.3%
Expected dividend yield	—
DLOM estimate	16.0%
Weighted average fair value at grant date	$0.25

A summary of the common units is as follows for the periods indicated (in thousands, except per share data):

	Outstanding Common Units	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested, December 31, 2021	2,238	$13.91	2.11	$31,124
Granted	—	—		—
Forfeited/canceled	(66)	15.02		(987)
Vested	(257)	4.35		(1,120)
Unvested, September 30, 2022	1,915	15.15	1.24	29,017
Exercisable, September 30, 2022(1)	—	$—		$—
(1) Note there were performance and service-based units that vested by September 30, 2022. However, none of them are exercisable due to the Stockholders Agreement, as described above.

Incentive Award Plan

In October 2021, the Board adopted, and the stockholders of the Company approved, the 2021 Incentive Award Plan (“Incentive Award Plan”), which became effective on October 28, 2021. Upon the Incentive Award Plan becoming effective, there were 10,789,561 shares of Class A common stock authorized under the Incentive Award Plan. The shares of Class A common stock authorized under the Incentive Award Plan will increase annually, beginning on January 1, 2023 and continuing through 2031, by the lesser of (i) 5% of the aggregate number of shares of Class A common stock outstanding on the last day of the immediately preceding calendar year, and (ii) a smaller number of shares as determined by the Board.

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

During the three and nine months ended September 30, 2022, the Company recorded equity-based compensation expense related to the options of $0.1 million and $0.4 million, respectively.

The following summary sets forth the stock option activity under the Incentive Award Plan (in thousands, except per share data):

	Options Outstanding
	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2021	340	$17.00	9.8	$—
Granted	327	5.71		—
Exercised	—	—		—
Forfeited/canceled	(93)	17.00		—
Outstanding, September 30, 2022	574	10.57	6.0	—
Exercisable, September 30, 2022	—	$—	—	$—
(1) The aggregate intrinsic value is zero because the closing Class A common stock price at the end of each period is less than the weighted-average exercise price of the options.

Unvested option activity is as follows (in thousands, except per share data):

	Options	Weighted-Average Grant Date Fair Value
Unvested, December 31, 2021	340	$8.71
Granted	327	2.84
Vested	—	—
Forfeited or expired	(93)	8.71
Unvested, September 30, 2022	574	$5.36

The fair value of each option was estimated at the grant date using the Black-Scholes method with the following assumptions:

	Nine Months Ended September 30,	Fiscal Year Ended December 31,
	2022	2021
Risk-free interest rate	2.7% - 3.1%	1.6%
Expiration (in years)	10	10
Expected volatility	40.5% - 40.7%	37.0%
Dividend yield	—	—

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

During the three and nine months ended September 30, 2022, the Company recorded equity-based compensation expense related to the RSUs of $1.0 million and $2.5 million, respectively.

The following table summarizes the activity related to the Company’s restricted stock units:

	Restricted Stock Units Outstanding
	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2021	661	$19.05
Granted	730	5.32
Vested and converted to shares	(12)	19.26
Forfeited/canceled	(149)	17.71
Outstanding, September 30, 2022	1,230	$11.06

Employee Stock Purchase Plan

In October 2021, the Board adopted, and the stockholders of the Company approved, the 2021 Employee Stock Purchase Plan (the “ESPP”). The maximum number of shares of Class A common stock which will be authorized for sale under the ESPP is equal to the sum of (a) 1,618,434 shares of common stock and (b) an annual increase on the first day of each calendar year beginning on January 1, 2023 and ending on and including January 1, 2031, by a number of shares of Class A common stock equal to the lesser of (i) 0.5% of the shares of common stock outstanding on the last day of the immediately preceding calendar year and (ii) a smaller number of shares of Class A common stock as determined by the Board; provided, however, that no more than 6,473,736 shares of Class A common stock may be issued or transferred pursuant to right granted under Section 423 Component (as defined the ESPP) of the ESPP (which numbers may be adjusted pursuant to the ESPP). As of September 30, 2022, awards with respect to 60,436 shares of Class A common stock have been issued under the ESPP.

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

Provision for Income Taxes

The effective income tax rate was 19.6% and 11.9% for the three and nine months ended September 30, 2022, compared to (2.4)% and 0.3% for the corresponding periods in 2021, respectively. The increase for the three and nine months ended September 30, 2022 was primarily due to the Reorganization Transactions that occurred in 2021. This increase was partially offset for the nine months ended September 30, 2022 by a discrete tax benefit related to the Company’s impairment charges recorded in the second quarter of 2022. Refer to Note 6, Intangible Assets, net, and Note 7, Goodwill for more information regarding the impairment charges recorded in the second quarter of 2022. Prior to the Reorganization Transactions in 2021, the Company was only subject to certain LLC state entity-level taxes; whereas, in 2022 and 2021, the Company was also subject to U.S. federal, state and local income taxes on the Company’s allocable share of any taxable income or loss generated by Holdings subsequent to the Reorganization Transactions.

Income tax benefit for the three and nine months ended September 30, 2022, was $1.0 million and $3.7 million, respectively, compared to nominal income tax expense in corresponding periods. Income taxes represents federal, state, and local income taxes on our allocable share of taxable income of Holdings, as well as Oru's and Chubbies' federal and state tax expense and foreign tax expense related to international subsidiaries.

The weighted-average ownership interest in Holdings was 67.0% for the three and nine months ended September 30, 2022.

Deferred Tax Assets and Liabilities

As of September 30, 2022, the total deferred tax liability related to the basis difference in the Company's investment in Holdings was $45.1 million. However, a portion of the total basis difference will only reverse upon the eventual sale of its interest in Holdings, which the Company expects would result in a capital loss. As of September 30, 2022, the total valuation allowance established against the deferred tax asset to which this portion relates was $27.1 million. An additional valuation allowance of $0.9 million was recognized primarily related to the impact of the goodwill impairment charge recorded during the second quarter of 2022.

During the nine months ended September 30, 2022, the Company did not recognize any deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement and related deductions for imputed interest on such payments. Refer to "Tax Receivable Agreement” herein for additional information.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of September 30, 2022, the Company concluded, based on the weight of all available positive and negative evidence, that all of its deferred tax assets (except for those deferred tax assets described above relating to basis differences that are expected to result in a capital loss upon eventual sale of its interest in Holdings) are more likely than not to be realized. As such, no additional valuation allowance was recognized.

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

During the three and nine months ended September 30, 2022, there were no redemptions of LLC Interests that would have resulted in an increase in the tax basis of the Company's investment in Holdings subject to the provisions of the Tax Receivable Agreement. During the three and nine months ended September 30, 2022, inclusive of interest, no payments were made to the members of Holdings pursuant to the Tax Receivable Agreement. As of September 30, 2022, there were no TRA Payments due under the Tax Receivable Agreement.

NOTE 13 – Commitments and Contingencies

Contingencies

From time to time, the Company is involved in various legal proceedings that arise in the normal course of business. While the Company intends to prosecute and defend any lawsuit vigorously, the Company presently believes that the ultimate outcome of any currently pending legal proceeding will not have any material adverse effect on its financial position, cash flows, or results of operations. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, which could impact the Company’s business and the results of operations for the period in which the ruling occurs or future periods. Based on the information available, the Company evaluates the likelihood of potential outcomes. The Company records the appropriate liability when the amount is deemed probable and reasonably estimable. In addition, the Company does not accrue for estimated legal fees and other directly related costs as they are expensed as incurred. The Company is not currently a party to any pending litigation that it considers material. Therefore, the consolidated balance sheets do not include a liability for any potential obligations as of September 30, 2022 and December 31, 2021.

Purchase Commitments

The Company has previously entered into non-cancelable purchase contracts for operating expenditures, primarily short-term inventory purchases, amounting to $14.8 million as of December 31, 2021. As of September 30, 2022, there were no non-cancelable purchase commitments that were in excess of one year and thus, requiring disclosure.

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements
September 30, 2022	Total Fair Value	Level 1	Level 2	Level 3
Financial liabilities:
Long-term debt, net	$171,918	$—	$171,918	$—

		Fair Value Measurements
December 31, 2021	Total Fair Value	Level 1	Level 2	Level 3
Financial liabilities:
Long-term debt, net	$128,148	$—	$128,148	$—

During the second quarter of 2022, the Company recorded impairment charges of $27.9 million and $2.7 million for goodwill and trademark intangible assets, respectively. Indicators of value from income and market approaches, where comparable market data is available, were the basis for the determination of the fair values, which include Level 3 inputs. See Note 6, Intangible Assets, net, and Note 7, Goodwill, for additional discussions of the Company's impairment analyses. There were no other material nonrecurring fair value measurements during the periods ended September 30, 2022 and December 31, 2021.

NOTE 15 – Shareholders' and Members' Equity

Class A Common Stock

The Company has 475,000,000 shares of Class A common stock, par value $0.001 per share, authorized. Holders of Class A common stock are entitled to one vote per share on all matters presented to the stockholders in general. In the event of liquidation, dissolution or winding up, each holder of Class A common stock will be entitled to a pro rata distribution of any assets available for distribution to common stockholders.

Class B Common Stock

The Company has 50,000,000 shares of Class B common stock, par value $0.001 per share, authorized. Shares of Class B common stock will only be issued in the future to the extent necessary to maintain a one-to-one ratio between the number of LLC Interests held by the Continuing LLC Owners and the number of shares of Class B common stock issued to the Continuing LLC Owners. Shares of Class B common stock are transferable only together with an equal number of LLC Interests. Shares of Class B common stock will be cancelled on a one-for-one basis if the Company, at the election of the Continuing LLC Owners, redeem or exchange their LLC Interests pursuant to the terms of the Holdings LLC Agreement. Holders of Class B common stock are entitled to one vote per share on all matters presented to the stockholders in general. In the event of liquidation, dissolution or winding up, holders of Class B common stock shall be entitled to receive $0.001 per share and will not be entitled to receive any distribution of the Company’s assets.

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

NOTE 16 – Net (Loss) Income Per Share

The Company analyzed the calculation of earnings per unit for the periods prior to the Reorganization Transactions and determined that it resulted in values that would not be meaningful to the users of these unaudited consolidated financial statements. Therefore, earnings per unit information has not been presented for the three and nine months ended September 30, 2021.

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

The following table sets forth the calculation of the basic and diluted net (loss) income per share for the Company’s Class A common stock:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Net (loss) income	$(4,020)	$(27,128)
Less: Net (loss) income attributable to non-controlling interests	(1,816)	(10,850)
Net (loss) income attributable to Solo Brands, Inc.	$(2,204)	$(16,278)

Numerator:
Net (loss) income attributable to Class A common shareholders - basic and diluted	$(2,204)	$(16,278)

Denominator:
Weighted average shares of Class A common stock outstanding - basic and diluted	63,470	63,429

Loss per share of Class A common stock outstanding - basic and diluted	$(0.03)	$(0.26)

During the three and nine months ended September 30, 2022, 33.4 million shares of Class B common stock, 0.6 million options and 1.2 million restricted stock units were not included in the computation of diluted net income per share because their effect would have been anti-dilutive.

NOTE 17 – Subsequent Events

On October 1, 2022, the Company granted 174,528 stock options with an exercise price of $3.80 per share and a grant date fair value of $2.05 per share, or $0.4 million aggregate grant date fair value, and 703,706 RSUs at a grant date fair value of $3.80 per share, or $2.7 million aggregate grant date fair value. These awards vest over four years, with 25% vesting on the first anniversary of the grant date and the remainder vesting in substantially equal quarterly installments over the following three years, subject to the employee’s continued employment with the Company through the applicable vesting date.

On October 1, 2022, the Company granted 1,295,549 performance stock units (“PSUs”). These PSUs will only vest based upon achieving an internally-derived performance target. PSUs that remain unvested two years following the grant date will be automatically forfeited.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report, as well as our audited consolidated financial statements included in our 2021 Form 10-K. Some of the numbers included herein have been rounded for the convenience of the presentation. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Item I, Part 1A, “Risk Factors” of our 2021 Form-K and elsewhere in this Quarterly Report. See “Special Note Regarding Forward-Looking Statements.”
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

Our net sales increased to $102.2 million and $320.4 million in the three and nine months ended September 30, 2022 from $69.4 million and $227.2 million in the corresponding periods of 2021, representing increases of 47.1% and 41.0%, respectively, including the effect of acquisitions. Our net income decreased to a net loss of $4.0 million and $27.1 million in the three and nine months ended September 30, 2022 from net income of $2.1 million and $44.1 million in the corresponding periods of 2021, respectively. The net loss for the three months ended September 30, 2022 was primarily due to higher selling, general and administrative costs compared to the corresponding period as a result of investments in long-term strategic initiatives, costs associated with being a public company and headcount. Additionally, marketing and distribution expenses increased along with the increases in net sales. The net loss for the nine months ended September 30, 2022 was primarily due to $30.6 million of impairment charges recorded during the second quarter of 2022.

In addition to financial outputs, we take deliberate care to monitor and respond to our customer health as measured by our customer referral rate of 39.9%, our repeat purchase rate of 45.2%, and our net promoter score of 80 in the nine months ended September 30, 2022. Together, these health checks ensure we continue to keep the customer at the center of what we do and drive solid customer lifetime value that we believe will result in long-term financial value to the Company.

Outlook

Although we are excited about the pipeline of innovation we plan to launch in the fourth quarter of 2022 and full year 2023, we recognize that consumers are facing a number of pressures, which could impact discretionary spending. We believe the macroeconomic backdrop is uncertain with the current inflationary environment and rising interest rates. Our fourth quarter sales have historically contributed a significant portion of our annual sales. Consumer unpredictability may put pressure on our near-term growth. However, our low market penetration levels, ongoing investments in data, product innovation and international expansion position us for long-term sustainable growth.

Key Factors Affecting Our Results of Operations

We believe that our performance and future success depend on a number of factors that present significant opportunities for us, but also pose risks and challenges, including those discussed below and in Part I, Item 1A. “Risk Factors” included in our 2021 Form 10-K.

Macroeconomic Conditions

Demand for our products is impacted by a number of macroeconomic factors impacting our customers, such as consumer confidence, demographic trends, employment levels, inflation, discretionary income, interest rates, and other macroeconomic factors. These factors may influence the extent to which consumers invest in outdoor lifestyle products such as fire pits, stoves, paddleboards, kayaks, grills, consumables, and associated accessories.

Supply Chain

In 2022, some of our factories in China have closed periodically due to COVID-19 outbreaks. This has had and may continue to have adverse impacts on our business, primarily with the delivery of Solo Stove Pi. Our other products have been minimally impacted due to our strong inventory position. We secured our contracted freight rates for the current year, and we expect freight rates to remain higher in 2022 than the prior year, which will continue to put pressure on gross margin in 2022. However, we have seen spot rates decrease from the highs in 2021, and we will opportunistically use the spot rates if they are lower than our contracted rates. If supply chain challenges persist or worsen, our business may continue to be adversely impacted.

Inflation

Although we have been able to navigate inflationary pressures without material impact to our financial position or results of operations through September 30, 2022, we expect the volatility we experienced in the first nine months of 2022 to continue to impact the Company in the fourth quarter. We believe consumers will continue to feel the pressures of higher inflation, thereby impacting their spending.

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

Seasonality/Weather

Sales have historically experienced seasonality, with our highest level of sales typically being generated in the second and fourth fiscal quarters and the first fiscal quarter typically generating the lowest sales. This historical sales trend is supported by the demand for our products at the beginning of the summer and holiday shopping seasons. During the first nine months of 2022, second quarter net sales were greater than first and third quarter net sales. Unfavorable weather can impact demand, including wet or exceptionally hot or dry weather conditions. Environmental disasters and anomalies also have potential to adversely impact our business.

COVID-19 Impacts
As we continue to monitor and navigate the prolonged COVID-19 pandemic and its effects, we may take additional actions based on the requirements and recommendations of local health guidelines, and intend to focus on investments for future, long-term growth. In certain circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the COVID-19 pandemic on our financial condition, results of operations or cash flows in the future. In addition, see Part I, Item 1A. “Risk Factors” included in our 2021 Form 10-K.

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
Our net sales have historically included a seasonal component. In the DTC channel, our historical net sales tend to be highest in our second and fourth quarters, while our wholesale channel has generated higher sales in the first and third quarters. Additionally, we expect variance in the results of operations throughout the year relative to the timing of new product launches.

Cost of Goods Sold and Gross Profit

Gross profit reflects net sales less cost of goods sold, which primarily includes the purchase cost of our products from our third-party manufacturers, inbound freight and duties, product quality testing and inspection costs, and depreciation on molds and equipment that we own.

Selling, General & Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of marketing costs, equity-based compensation expense and benefits costs, costs of our warehousing and logistics operations, costs of operating on third-party DTC marketplaces, professional fees and services, cost of product shipment to our customers, and general corporate expenses.
Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation of property, plant and equipment and amortization of definite-lived intangible assets.

Impairment Charges

Impairment charges consist of impairments recorded to definite-lived intangible assets and goodwill.

Other Operating Expenses

Other operating expenses consist primarily of acquisition-related expenses related to the Oru, ISLE, and Chubbies acquisitions in 2021. Additionally, other operating expenses include certain costs incurred for the initial public offering in 2021, business optimization and expansion expenses and management transition expenses.

Results of Operations

Three and Nine Months Ended September 30, 2022 Compared to Three and Nine Months Ended September 30, 2021

Net Sales

	Three Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
Net sales	$102,162	$69,433	$32,729	47.1%
Direct-to-consumer net sales	86,306	58,081	28,225	48.6%
Wholesale net sales	$15,856	$11,352	$4,504	39.7%

	Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
Net sales	$320,384	$227,249	$93,135	41.0%
Direct-to-consumer net sales	262,632	191,492	71,140	37.2%
Wholesale net sales	$57,752	$35,757	$21,995	61.5%

Increases in net sales for the three and nine months ended September 30, 2022 compared to the corresponding periods were primarily driven by 107.3% and 82.3% increases in total orders, respectively, as a result of $18.6 million and $89.4 million of activity related to acquisitions and 52.7% and 9.8% organic growth in total orders, respectively. Partially offsetting the increases in total orders for the three and nine months ended September 30, 2022, average order value decreased 36.2% and 15.9% compared to the corresponding periods, respectively, due to the lower price point of the products offered by the Chubbies business and new product launches. Additionally, demand improved in both the DTC and wholesale sales channels as a result of continued market penetration.

Cost of Goods Sold and Gross Profit

	Three Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
Cost of goods sold	$37,482	$28,412	$9,070	31.9%
Gross profit	64,680	41,021	23,659	57.8%
Gross margin (Gross profit as a % of net sales)	63.3%	59.1%		4.2%

	Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
Cost of goods sold	$120,175	$80,064	$40,111	50.1%
Gross profit	200,209	147,185	53,024	36.0%
Gross margin (Gross profit as a % of net sales)	62.5%	64.8%		(2.3)%
Increases in cost of goods sold for the three and nine months ended September 30, 2022 compared to the corresponding periods included $3.4 million and $37.4 million of activity related to the businesses acquired in 2021, respectively, for which the comparative periods did not include such activity for the full periods. Additionally, for the three and nine months ended September 30, 2022, freight costs increased $5.8 million and $2.6 million, respectively.

Increases in gross profit for the three and nine months ended September 30, 2022 compared to the corresponding periods were primarily due to acquisition activity. Gross margin increased for the three months ended September 30, 2022 compared to the corresponding period due to inventory turns driving recognition of fair value inventory write-ups from acquisition activity during the three months ended September 30, 2021, with no comparable impacts during the three months ended September 30, 2022. The increase in freight costs discussed above partially offset this increase in gross margin. Gross margin decreased for the nine months ended September 30, 2022 compared to the corresponding period primarily due to the gross margin profile of the acquisitions made in the third quarter of 2021 and higher inbound freight costs.

Selling, General & Administrative Expenses

	Three Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
Selling, general, and administrative expenses	$59,489	$28,584	$30,905	108.1%
SG&A as a % of net sales	58.2%	41.2%		17.0%

	Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
Selling, general, and administrative expenses	$174,299	$76,980	$97,319	126.4%
SG&A as a % of net sales	54.4%	33.9%		20.5%
Increases in SG&A expenses for the three and nine months ended September 30, 2022 compared to the corresponding periods included $9.2 million and $41.8 million related to the businesses acquired in 2021, respectively, which did not include activity for the full comparative periods. The remaining increases in SG&A for the three and nine months ended September 30, 2022 compared to the corresponding periods were driven by $13.5 million and $34.5 million of fixed cost increases and $8.1 million and $20.8 million of variable cost increases, respectively.

The fixed cost increases for the three and nine months ended September 30, 2022 compared to the corresponding periods were primarily due to $9.1 million and $23.3 million in employee costs as a result of equity-based compensation, increased headcount and severance, $1.0 million and $3.5 million in professional services costs and $1.2 million and $2.8 million in insurance as a result of being a public company, and $1.3 million and $3.3 million in rent, respectively. Additionally, the fixed cost increase for the nine months ended September 30, 2022 compared to the corresponding period included a $1.5 million increase in information technology costs. The variable cost increases for the three and nine months ended September 30, 2022 compared to the corresponding periods were primarily due to $4.3 million and $12.8 million in marketing spend and $2.7 million and $5.3 million in distribution costs, respectively.
Depreciation and Amortization Expenses

	Three Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
Depreciation and amortization expenses	$6,216	$5,063	$1,153	22.8%

	Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
Depreciation and amortization expenses	$18,194	$12,968	$5,226	40.3%
Increases in depreciation and amortization expenses for the three and nine months ended September 30, 2022 compared to the corresponding periods were driven by a $0.4 million increase and $3.1 million increase in amortization, respectively, primarily related to increases in definite-lived intangible assets as a result of acquisition activity, and increases of $0.8 million and $2.1 million in depreciation, respectively primarily related to a new global headquarters facility.

Impairment Charges
During the nine months ended September 30, 2022, the Company recorded impairment charges of $30.6 million, of which $27.9 million related to goodwill and $2.7 million related to trademark intangibles. No impairment charges were recorded during the three months ended September 30, 2022 or during the three and nine months ended September 30, 2021. For more information, see Note 7, Goodwill, and Note 6, Intangible Assets, net.
Other Operating Expenses

	Three Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
Other operating expenses	$2,260	$3,063	$(803)	(26.2)%

	Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
Other operating expenses	$3,580	$5,673	$(2,093)	(36.9)%

Other operating expenses for the nine months ended September 30, 2022 decreased compared to the corresponding period primarily due to reduced acquisition-related expenses as a result of lower acquisition activity during 2022, partially offset by management transition costs during 2022.

Interest Expense

Interest expense for the nine months ended September 30, 2022 decreased $3.5 million compared to corresponding period. The decrease in interest expense was due to lower interest rates on a lower average debt balance.

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

Income tax benefit for the three and nine months ended September 30, 2022 was $1.0 million and $3.7 million, respectively, compared to nominal income tax expense in corresponding periods. Income taxes represents federal, state, and local income taxes on our allocable share of taxable income of Holdings, as well as Oru's and Chubbies' federal and state tax expense and foreign tax expense related to international subsidiaries.
Liquidity and Capital Resources

Historically, our cash requirements have principally been for working capital purposes. We expect these needs to continue as we develop and grow our business. We fund our working capital, primarily inventory, and accounts receivable, from cash flows from operating activities, cash on hand, and borrowings under our Revolving Credit Facility.
Current Liquidity

As of September 30, 2022, we had a cash balance of $17.2 million, working capital (excluding cash) of $145.2 million, and $272.5 million of borrowings available under the Revolving Credit Facility.

Revolving Credit Facility and Term Loan
On May 12, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., the Lenders and L/C Issuers party thereto (each as defined therein) and the other parties thereto (as subsequently amended on June 2, 2021, and September 1, 2021, the “Revolving Credit Facility”). As so amended, the Revolving Credit Facility allows us to borrow up to $350.0 million of revolving loans, including the ability to issue up to $20.0 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under the Revolving Credit Facility, it does reduce the amounts available under the Revolving Credit Facility. The Revolving Credit Facility matures on May 12, 2026 and bears interest at a rate equal to the base rate as defined in the agreement plus an applicable margin, which as of September 30, 2022, was based on LIBOR. Interest is due on the last business day of each March, June, September and December. On September 30, 2022, we had $77.5 million in outstanding borrowings and $272.5 million available for future borrowings on the Revolving Credit Facility. All outstanding principal and interest due under the Revolving Credit Facility are due at maturity.

In addition to the above, the amendment on September 1, 2021 included a provision to borrow up to $100.0 million under a term loan (the “Term Loan”). The proceeds from the Term Loan were used to fund the Chubbies acquisition. The Term Loan matures on September 1, 2026. We were required to make quarterly principal payments on the Term Loan beginning on December 31, 2021. On September 30, 2022, we had $97.5 million outstanding on the Term Loan. All outstanding principal and interest due on the Term Loan are due at maturity.

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

Cash Flows

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021
Cash flows provided by (used in):
Operating activities	$(35,330)	$(51,664)
Investing activities	(8,286)	(138,412)
Financing activities	$36,096	$166,852

Operating activities

The $16.3 million decrease in cash used in operating activities period over period, as shown in the table above, was primarily related to the factors discussed below. Net income decreased $71.2 million to a net loss of $27.1 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease in net income resulted in greater cash usage during the nine months ended September 30, 2022 of $23.8 million after non-cash adjustments, which included $30.6 million of impairment charges recorded in the second quarter of 2022 and a $12.5 million increase in equity-based compensation, compared to the corresponding period. This cash usage was partially offset by a decline in cash usage of $40.2 million from changes in operating assets and liabilities (“working capital”). The decline in cash used by working capital was primarily due to a $20.0 million decrease in cash used by deferred revenue, primarily driven by shipments of previously backordered products, and a $16.7 million decrease in cash used by accrued expenses and other current liabilities, primarily driven by the prior year acquisitions. Additionally, increases in accounts payable drove a $7.5 million increase in cash generation, while increases in inventory drove an additional $1.9 million of cash usage, both of which were primarily due to increased purchases of inventory in preparation for new product launches and international expansion. Changes in accounts receivable generated $6.7 million more in cash as a result of improved collection efforts, while changes in prepaid expenses and other current assets resulted in greater cash usage of $4.7 million primarily related to increases in prepaid income taxes and changes in other non-current assets and liabilities resulted in greater cash usage of $4.1 million primarily due to operating lease payments.
Investing activities

The $130.1 million decrease in cash used in investing activities, as shown in the table above, was due to an $132.5 million decrease in acquisition activity. This decrease was partially offset by an increase in capital expenditures of $2.4 million primarily due to increased equipment purchases for factory and warehouse build outs.
Financing activities

The $130.8 million decrease in cash provided by financing activities, as shown in the table above, was primarily due to a $256.6 million decrease in cash provided by net debt activities, partially offset by a $100.0 million increase in cash as a result of a decrease in payments for contingent consideration and a $25.9 million increase in cash as a result of decreases in distributions to non-controlling interests.

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

See Note 2, Significant Accounting Policies, to the audited consolidated financial statements included in our 2021 Form 10-K for more information about our significant accounting policies, including our critical accounting policies. The critical accounting estimates that reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are described in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our 2021 Form 10-K. During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies and estimates from those discussed in our 2021 Form 10-K, except as discussed below. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Goodwill

As of September 30, 2022 and December 31, 2021, we had $382.7 million and $410.6 million of goodwill. In preparation of our unaudited consolidated financial statements for the second quarter of 2022, we identified triggering events, performed an interim assessment for impairment and recorded $27.9 million of impairment for one of our reporting units (see Note 7, Goodwill). As determined by the results of our interim testing, the fair value of the remaining reporting units exceeded their carrying values by greater than 10%.

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

During the third quarter of 2022, we did not identify any triggering events indicating the fair value of one or more of the reporting units more likely than not did not exceed their carrying values.

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

Interest Rate Risk

In order to maintain liquidity and fund business operations, we have a long-term credit facility and separate term loan that bear variable interest rates based on prime, federal funds, or LIBOR plus an applicable margin based on our total net leverage ratio. As of September 30, 2022, we had indebtedness of $77.5 million and $97.5 million under our Revolving Credit Facility and Term Loan, respectively. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors. We may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations, but as of September 30, 2022, we have not entered into any such contracts. A 100 bps increase in LIBOR would increase our interest expense by approximately $1.8 million in any given year.

Inflation Risk

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we have been able to navigate inflationary pressures without material impact to our financial position through September 30, 2022, a continued high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and SG&A expenses as a percentage of net sales, if the selling prices of our products do not increase with these increased costs.

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

Foreign Currency Risk

Our international sales are primarily denominated in U.S. dollars. During the nine months ended September 30, 2022, net sales in international markets accounted for 8.6% of our consolidated revenues. During the nine months ended September 30, 2021, net sales in international markets accounted for 6.7% of our consolidated net sales. Therefore, we do not believe exposure to foreign currency fluctuations had a material impact on our net sales. A portion of our operating expenses are incurred outside the Unites States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. In addition, our suppliers may incur many costs, including labor costs, in other currencies. To the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margin. In addition, a strengthening of the U.S. dollar may increase the cost of our products to our customers outside of the United States. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuations from operating expenses is not material at this time.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

There were no sales of unregistered securities during the three months ended September 30, 2022.

Purchase of Equity Securities

We did not repurchase shares of our Class A common stock during the three months ended September 30, 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Solo Brands, Inc.	S-8	333-260826	4.1	11/5/2021
3.2	Amended and Restated Bylaws of Solo Brands, Inc.	S-8	333-260826	4.2	11/5/2021
10.1	Form of Performance Stock Unit Award					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Solo Brands, Inc.

Date:	November 10, 2022	By:	/s/ John Merris
John Merris
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2022	By:	/s/ Somer Webb
Somer Webb
Chief Financial Officer
(Principal Financial Officer)