Form 10-K
period 2022-12-31
Solo Brands, Inc.
filed 2023-03-09
CIK 1870600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Smaller reporting company	☐
Accelerated filer	☒	Emerging growth company	☒
Non-accelerated filer	☐

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on the New York Stock Exchange on June 30, 2022, was $135.6 million.

As of March 6, 2023, there were 63,668,895 shares of the registrant’s Class A common stock, $0.001 par value per share, outstanding and 32,362,227 shares of the registrant’s Class B common stock, $0.001 par value per share, outstanding.

Documents Incorporated by Reference
Portions of the Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year to which this report relates, are incorporated by reference herein.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, business strategy, plans, market growth and our objectives for future operations.

The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2022. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

About this Annual Report

As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to:

•“we,” “us,” “our,” “the “Company,” “Solo Brands, Inc.” and similar references refer: (i) following the consummation of the Reorganization Transactions (as defined below), including the initial public offering (“IPO”) on October 28, 2021, to Solo Brands, Inc., and, unless otherwise stated, all of its subsidiaries, Solo Stove Holdings, LLC (“Holdings”), and, unless otherwise stated, all of its subsidiaries, and (ii) on or prior to the completion of the Reorganization Transactions, including the IPO, to Holdings and, unless otherwise stated, all of its subsidiaries. In each case, such references include the companies acquired in the acquisitions made in 2021, from the date of the applicable acquisition. Unless otherwise indicated, (i) information presented for a period entirely preceding an acquisition does not give effect to the consummation of such acquisition and reflects only the subsidiaries and brands owned prior to such acquisition and (ii) information presented for a period following an acquisition or during which an acquisition occurred includes the impact of the acquisition from the date of such acquisition.
•“Reorganization Transactions” refers to certain reorganization transactions effected in connection with the completion of our IPO. See “Initial Public Offering and Reorganization Transactions” in Item 7 of the 2021 Annual Report on Form 10-K for further details of the related transactions.
•“LLC Interests” refer to a single class of common membership interests of Holdings.
•“Original LLC Owners” refer to the direct and certain indirect owners of Holdings, collectively, prior to the Reorganization Transactions.
•“Continuing LLC Owners” refers to Original LLC Owners who continue to own LLC Interests after the Reorganization Transactions and who may, following the completion of the IPO, exchange their LLC Interests for shares of DTC Class A common stock or a cash payment, in each case, together with a cancellation of the same number of its shares of Class B common stock.
•“Former LLC Owners” refers to all of the Original LLC Owners (excluding the Continuing LLC Owners) who exchanged their indirect ownership interests in Holdings for shares of DTC Class A common stock and cash in connection with the completion of the IPO.

ii

Risk Factors Summary

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
iii

PART I

Item 1. Business

Our Mission

We aim to help the customers in our communities live a good life by inspiring moments that create lasting memories. When we are at our best, our products serve as the centerpiece of awesome experiences and unlock nostalgia for past ones. We own and operate premium authentic outdoor brands with ingenious products influenced by customer feedback. We consistently deliver innovative, high-quality products that are loved by our customers and revolutionize the outdoor experience, build community and help everyday people reconnect with what matters most.

Who We Are

Solo Brands operates four premium outdoor brands; Solo Stove, Oru Kayak (“Oru”), ISLE Paddle Boards (“ISLE”), and Chubbies apparel. Our brands develop innovative products and market them directly to customers primarily through e-commerce channels, as well as wholesale partnerships with key retailers. Our platform is led by our largest brand, Solo Stove, which was founded in 2011 by two brothers seeking to bring family together in the outdoors. Our founders combined their passion for e-commerce with their love of the outdoors to create a digitally-native platform to market the revolutionary Solo Stove Lite (“Lite”), an ultralight portable backpacking camp stove that can boil water in under 10 minutes using just twigs, sticks, and leaves. Solo Stove followed the success of the Lite with the launch of its iconic, stainless steel, virtually smokeless fire pits in 2016, pioneering a new product category that has helped foster a loyal community of enthusiasts and furthers our efforts to bring people together.

Since its inception in 2011, Solo Stove’s growth and free cash flow allowed us to make significant investments in our global supply chain and bring fulfillment, research and development, sales and marketing, and customer service in-house. This infrastructure provides an authentic end-to-end customer experience, expedited delivery, greater cost efficiencies, and redundancy in manufacturing. It also laid the groundwork for the creation of Solo Brands, Inc.

Our business provides distinct competitive advantages, including an attractive financial profile and a unique ability to acquire and operate outdoor brands that broaden our product assortment and share our values of authenticity, product quality, and community. Through our DTC and wholesale channels, we develop connections with our customers, receive real-time feedback that informs our product development roadmap and digital marketing decisions, and enhance our brands. This deep connection with our customers helps to drive an attractive return on marketing spend and positions us to capitalize on a significant runway of future expansion. We believe that our model creates a flywheel effect of rapid growth, scalability, and robust free cash flow generation which, in turn, enables us to re-invest in product innovation, strategic acquisitions, marketing and global infrastructure.

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

Our products undergo a rigorous development process designed to maximize performance while minimizing complexity, delivering a superior degree of quality, functionality, portability, style, and ease-of-use. The Solo Stove Lite set the standard, and we have continued to design and develop groundbreaking, high-performance products engineered with purposeful simplicity. We carefully design and engineer every product for immediate enjoyment, free of complexity and intimidating learning curves often found in engineered outdoor and lifestyle products. While employing the same approach that led to the success of our stoves, we have successfully broadened our product line to include virtually smokeless fire pits, cooking systems, pizza ovens, patio heaters, and storage units, and added portable kayaks and paddle boards, lifestyle apparel and other accessories.

At Solo Brands, not only are our products innovative, but we believe our approach to innovation stands apart from the competition. We don’t believe in behind-the-curtain intuition-driven design, but rather customer-driven product development. We employ a data-driven approach to portfolio expansion opportunities and a product development process that is guided by direct customer feedback and is designed to allow for exceptionally fast development time from idea to product delivery. Our approach includes digesting data our customers provide us and incrementally enhancing our offerings to drive customer satisfaction and love of our products and brands. We have continued to expand our product lines by designing solutions grounded in customer insights and requests, including new products and accessories and additional sizes of existing product lines, and through strategic acquisitions that complement the Solo Brands platform.

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

Products

We offer wide-ranging and high quality products directly to our customers through our platform. Our products are carefully designed to maximize performance while minimizing complexity. We create highly functional, yet simple products that are both durable and easy-to-use.

Camping Stoves. We revolutionized the camp stove category with the launch of our Solo Stove Lite in 2011. This ultralight and portable product does not require synthetic fuel and can boil water in under 10 minutes using just twigs, sticks, and leaves found outside. Today, our Stoves include the Lite, Titan, and Campfire, each of which is wood burning and incorporates our secondary burn technology, creating a hotter flame great for cooking. Each Stove also has a variety of cooking pots and accessories.

Fire Pits. We created a new fire pit category in late 2016 with our portable, low smoke product offerings. Solo Stove fire pits provide a mesmerizing, virtually smokeless fire experience in minutes, anywhere our customers want to be—in the mountains under the stars, on the beach, at the campground, tailgating at the game, or at home in the backyard—our products are designed to go where you go. The Solo Stove fire pit product offering includes the new tabletop Mesa, Ranger, Bonfire, Yukon, and Canyon, each of which burns wood fuel to a fine ash for easy cleaning. Made of lightweight, durable stainless steel, our fire pits epitomize the Solo Stove brand promise of uncompromising quality, portability, and function.

Cooking. In 2022 we continued to lean into expanding the cooking category. In addition to the multiple Cook Top surfaces (cast iron griddle, skillet, and wok) used in connection with our fire pits, we launched Solo Stove Pi, a standalone durable stainless steel pizza oven with a collection of accessories. We continue to see opportunity for expansion in the cooking category. We recently introduced Pi Fire, a convenient pizza oven attachment to be used over a Solo Stove fire pit, and a collection of accessories and grilling tools to further enhance our customers’ cooking experiences.

Outdoor Heating. In 2022, we disrupted the outdoor heating market by launching a wood-pellet burning patio heater. Virtually smokeless, and easy to use with a small bag of wooden pellets rather than an expensive and heavy propane tank, our patio heater provides head to toe warmth.

Recreation. Oru Kayak is the original origami kayak that allows users to go from box to boat in a matter of minutes. Oru offers premier kayaks that require minimal storage space, are portable, and easy-to-use. The Oru brand includes five kayak models, the Inlet, Beach LT, Bay ST, Coast XT, and Haven. Built with durable, corrugated OruPlast™ technology, our kayaks offer premium quality, exceptional control and stability, and starting at just 20 pounds, they are highly portable and can be transported in the trunk of a small car or carried on public transportation. ISLE produces high-quality stand-up paddle boards and a hybrid kayak with colorful designs that are engineered to accommodate every skill level, style, and interest. ISLE offers ten models across seven product categories—Inflatables, Yoga, Fishing, All Around, Touring, Surf, and Epoxy. With an emphasis on form and function, ISLE’s products are intended to help users reconnect with the simple joy of getting outside, and their innovative portable designs allow users take them anywhere they can find floatable water.

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

Lifestyle Apparel. Chubbies is a fun-loving, premium apparel brand that offers well-fitted comfortable clothing with unique style. The Chubbies brand has historically had five main product lines—Swim Trunks, Casual Shorts, Sport, Polos + Shirts, and Lounge. In 2022, Chubbies launched multiple pant styles ranging from business performance pants to joggers and sweats. Created with high performance stretch fabric, Chubbies offers premium quality with a lightweight and breathable design that can be worn anywhere and anytime.

Consumables. Consumables provide a high margin, recurring revenue stream that increases customer lifetime value and supports repeat purchases and engagement with our community. The consumables category includes fun products that enhance the Solo Brands experience, such as Color Packs, and exciting add-ons, including Starters, All Natural Charcoal, firewood, and pellets.

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

Sales Channels

We are an omni-channel company that leverages the power of both e-commerce as well as physical retail stores. In addition to our strong DTC execution, we are strategically expanding our wholesale channel through retail partners that support our brand image and share our passion and dedication for innovative, best-in-class products of uncompromising design and performance. Our net sales are concentrated in the United States, though we have a growing international presence.

Direct-to-Consumer. We go-to-market with a digital-first strategy which prioritizes a direct connection with customers through e-commerce channels. Our currently owned brands generate the majority of sales online, including through owned social channels such as Facebook and Instagram that route visitors to our sites. This is supplemented by our DTC business via relationships with select third-party e-commerce marketplaces, such as Amazon. We believe these sales channels provide incremental sales reach for our business and opportunities to increase awareness for our brands. In fiscal year 2022, DTC sales accounted for 81.8% of Solo Brands sales. In 2022, we have continued to make meaningful investments in our e-commerce and digital platform to drive growth, including the implementation of cutting-edge technology, marketing, and analytics to increase speed and ease of use on both our desktop and mobile sites.

Through our owned brand websites, we offer our entire product portfolio and create a unique experience for our customers that reflects some of the same design principles that we incorporate into our products—simple, elegant and high performance. Our sites provide a content-rich and educational shopping experience, inviting customers to experience our brands, learn about our products through extensive overviews, specifications and intuitive FAQs, discover ways to enjoy our products, and hear firsthand from our customers’ experiences with our brands. Customers can access blogs through our websites, where we publish premium digital content, share customer stories and information on products, and further cultivate our community. We believe our digital expertise provides us a competitive advantage and is replicable and extendible across other brands.

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

Wholesale. We have built relationships with well-known outdoor products and sporting goods retailers. We choose our retail partners carefully based on their reputation, demographic, and commitment to appropriately learn and showcase Solo Brands’ portfolio of products, provide hands-on customer service, and abide by our terms and conditions, including consistent adherence to our minimum-advertised price (“MAP”) policy. We also sell products on websites of retailers. These sites give Solo Brands even more online presence in our effort to ensure customers find us wherever they choose to shop for outdoor and recreation products. Our strategic retail channel distribution is supported by our dedicated sales and account management team. This team serves our retail partner base and identifies potential new wholesalers to expand our geographic footprint.

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

Segment Information

We operate as one reportable segment.

Supply Chain and Quality Assurance

We manage a supply chain of third-party manufacturing and logistics partners to produce and distribute our products. We work with partners who allow for production flexibility, efficiency and scalability, possess capabilities to support new products, meet our expanding sales channel strategies and other required operational needs. We currently have a number of manufacturing partners located in various countries, India, Vietnam, and Mexico, with the majority of our manufacturing concentrated with a single manufacturer in China.

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

Distribution and Inventory Management

A majority of our products are shipped from our manufacturers to one of our three United States distribution centers in Grapevine, Texas; Manchester, Pennsylvania; and Salt Lake City, Utah. These distribution centers, which we operate, are strategically located across the United States, allowing us to provide faster delivery throughout the United States. Certain of our products are distributed directly from our manufacturing facility in Mexicali, Mexico. The remaining portion of our products are shipped directly to one of our National Retail Partners or one of our distributors.

Additionally, we leased a 20,000 square foot facility in Canada and a 72,000 square foot facility in Rotterdam, Netherlands. Our domestic and international warehouses position Solo Brands to reach customers quickly and position us to realize immediate cost savings. We believe our domestic capacity and the capacity of international providers is sufficient to meet our future needs. We manage inventory by analyzing product sell-through, forecasting demand, and working with our supply chain to ensure sufficient availability. We have also contracted with third-party logistics companies to store and manage shipments to customers in Australia. We use a warehouse management system at these distribution centers that interfaces with our ERP system so that we can maintain visibility and control over inventory levels and customer shipments.

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

We own the patents, trademarks, copyrights, trade dress, and other intellectual property rights that relate to our brands and to key aspects of certain of our products. We have sought to protect these intellectual property rights in the United States as well as in other countries where our products are manufactured and/or sold. We believe these intellectual property rights, combined with our innovation and distinctive product design, performance, and brand name reputation, provide us with a competitive advantage.

We aggressively pursue and defend intellectual property rights to protect our distinctive brand, designs, and inventions. We use third-party enforcement agencies, and have processes and procedures in place to identify, protect, and optimize our IP assets on a global basis. Our experienced legal and brand protection teams initiate claims against those offering infringing products to protect our intellectual property assets, including our distinctive designs, copyrights, and trade dress. In the future, we intend to continue to seek intellectual property protection for our new products and prosecute those who infringe against these valuable assets.

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

Competition

We compete in the large outdoor, leisure, recreation, and lifestyle apparel markets and may compete in other addressable lifestyle markets. Competition in our markets is based on a number of factors including product quality, performance, durability, styling, ease-of-use, and price, as well as brand image and recognition. We believe that we have been able to compete successfully on the basis of our superior design capabilities and product development, brands, customer service, and our DTC capabilities. We operate in a category of one and believe that our value proposition and unique branded digital strategy creates a competitive moat which sets us apart from competition in the broader fragmented outdoor, leisure, recreation, and lifestyle apparel markets.

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

We are focused on recruitment, retention, diversity and training, all areas where we see significant opportunity as we scale and bring on new team members. We believe the dedicated team of Solo Brands employees is a critical factor to our past and future success and intend to continue investing in our team’s well-being. None of our employees are currently covered by a collective bargaining agreement. We have experienced no labor-related work stoppages and employee relations are considered to be good. As of December 31, 2022, we had approximately 350 employees.

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

Solo Stove made up the majority of our total revenue in the year ended December 31, 2022. Our future growth depends in part on our ability to expand sales of our other existing products and to introduce new and enhanced products. The success of our new and enhanced products depends on many factors, including anticipating consumer preferences, finding innovative solutions to consumer problems, differentiating our products from those of our competitors, and maintaining the strength of our brand while also expanding our brand beyond the categories of products we currently sell. The design and development of our products is costly and we typically have several products in development at the same time. If we misjudge or fail to anticipate consumer preferences or there are problems in the design or quality of our products, or delays in product introduction, our brand, business, financial condition, and results of operations could be harmed.

Our recent growth rates may not be sustainable or indicative of future growth and we may not be able to effectively manage our growth.

We have expanded our operations rapidly, especially over the last few years. The expansion of our operations was primarily due to our digital marketing strategy and by increased demand for outdoor recreation and leisure lifestyle products, as well as acquisition of additional companies. However, our historical growth rates are likely not sustainable or indicative of future growth. We believe that our continued revenue growth will depend upon, among other factors:
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

If we underestimate the demand for our products, our manufacturers may not be able to scale quickly enough to meet demands, and this could result in delays in the shipment of our products and our failure to satisfy demand, as well as damage to our reputation and retail partner relationships. If we overestimate the demand for our products, we could face inventory levels in excess of demand, which could result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would harm our gross margins. In addition, failure to accurately predict the level of demand for our products could cause a decline in sales and harm our results of operations and financial condition. Factors that may impact our ability to forecast demand for our products include shifting consumer trends, unforeseen supply chain delays, global economic conditions, increased competition and our limited operating experience.

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

The COVID-19 pandemic continues to evolve, with pockets of resurgence and the emergence of variant strains contributing to continued uncertainty about its scope, duration, severity, trajectory, and lasting impact. COVID-19 may continue to impact global economic conditions as well as the global supply chain. Challenges in the global supply chain continue to cause disruption and delay in various industries. These disruptions and delays have strained certain domestic and international supply chains, which have affected and could continue to negatively affect the flow or availability of certain products, which could cause delays in product launches and inventory challenges as discussed above.

Additional outbreaks of COVID-19, the development and spread of variants or any resurgence of existing outbreaks, and the requirements to take action to help limit the spread of the illness, could impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business, results of operations, cash flows and financial condition. The extent of the impact of COVID-19 on our business and financial results will depend on future developments, including the duration and severity of the outbreak (including the severity and transmission rates of new variants of the virus that causes COVID-19) within the markets in which we operate, the timing, distribution, rate of public acceptance and efficacy of vaccines and other treatments, the related impact on consumer confidence and spending, the effect of governmental regulations imposed in response to the pandemic and the extent to which consumers modify their behavior as social distancing and related precautions are lifted, all of which are highly uncertain and ever-changing. The sweeping nature of the COVID-19 pandemic makes it extremely difficult to predict how our business and operations will be affected in the longer run. However, the likely overall economic impact of the pandemic could be viewed as highly negative to the general economy. Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic or its aftermath, could materially increase our costs, negatively impact our sales and damage our results of operations and liquidity, possibly to a significant degree. The duration of any such impacts cannot be predicted. In addition, new pandemics may emerge in the future that could have similar negative effects on the macroeconomic conditions generally and our business, results of operations and financial condition.

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

Competitors have imitated and will likely continue to imitate our products. We may not be able to adequately protect our intellectual property, and if we are unable to protect or preserve our brand image and proprietary rights, our business may be harmed.

We attempt to protect our intellectual property rights, both in the United States and in foreign countries, through a combination of patent, trademark, copyright, design, and trade secret laws, as well as licensing, assignment, and confidentiality agreements with our employees, consultants, suppliers and manufacturers. While it is our policy to protect and defend our intellectual property, we cannot be sure that the actions we have taken to establish and protect our patents, trademarks and other proprietary rights will be adequate to protect us, or that any of our intellectual property will not be challenged or held invalid or unenforceable.

Our success depends in large part on our brand image and, in particular, on the strength of our Solo Stove, Chubbies, ISLE, and Oru trademarks. We rely on trademark protection to protect our brands, and we have registered or applied to register many of these trademarks. While we have registered or applied to register our material trademarks in the United States and several other markets, we have not registered all of our marks in all of the jurisdictions in which we currently conduct or intend to conduct business. Further, even if we seek to register these trademarks, we cannot be sure that our trademark applications will be successful. These applications may also be challenged or opposed by third parties. In the event that our trademarks are successfully challenged and we lose the rights to use those trademarks, we could be forced to rebrand our products, requiring us to devote resources to advertising and marketing new brands.

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

We regard our intellectual property rights as critical to our success. We regularly monitor for infringement, and we employ third-party watch services in support of these efforts and have from time to time instituted litigation to enforce our trademarks, patents and other intellectual property, and we expect to do so in the future. Nevertheless, the steps we take to protect our proprietary rights against infringement or other violation may be inadequate and we may experience difficulty in effectively limiting the unauthorized use of our patents, trademarks, trade dress, and other intellectual property and proprietary rights worldwide. As our business continues to expand, some of our competitors have imitated, and will likely continue to imitate, our product designs and branding, which could harm our business and results of operations. In addition, our use of third-party suppliers and manufacturers presents a risk of counterfeit goods entering the marketplace. Because our products are manufactured overseas in countries where counterfeiting is more prevalent, and we intend to increase our sales overseas over the long term, we may experience increased copying of our products. Certain foreign countries do not protect intellectual property rights as fully as they are protected in the United States and, accordingly, intellectual property protection may be limited or unavailable in some foreign countries where we choose to do business. It may therefore be more difficult for us to successfully challenge the use of our intellectual property rights by other parties in these countries, which could diminish the value of our brands or products and cause our competitive position and growth to suffer.

As we develop new products and seek to expand internationally, we will continue to incur greater costs in connection with securing the issuance or registration of patents, trademarks, copyrights, and other intellectual property rights. This increased intellectual property activity will also increase our costs to monitor and enforce our intellectual property rights. While we actively seek to secure and protect our intellectual property rights, there can be no assurance that we will be adequately protected in all countries in which we conduct our business or that we will prevail when defending our patent, trademark, and proprietary rights. If difficulties arise securing such rights or protracted litigation is necessary to enforce such rights, our business and financial condition could be harmed.

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

Third parties may sue us for alleged infringement of their intellectual property rights. The party claiming infringement might have greater resources than we do to pursue its claims, and we could be forced to incur substantial costs and devote significant management resources to defend against such litigation, even if the claims are meritless and even if we ultimately prevail. Also third parties may make infringement claims against us that relate to technology developed or used by one of our manufacturers for which our manufacturers may or may not indemnify us. Even if we are indemnified against such costs, the indemnifying party may be unable to comply with its contractual obligations and disputes over the scope of these obligations could require additional litigation. If the party claiming infringement were to prevail, we could be forced to modify or discontinue our products, pay significant damages, or enter into expensive royalty or licensing arrangements with the prevailing party, any of which could have a material adverse effect on our business, financial condition and results of operations. Further, we cannot guarantee that a license from the prevailing party would be available on acceptable terms, or at all.

We rely on third-party manufacturers and problems with, or the loss of, our suppliers or an inability to obtain raw materials could harm our business and results of operations.

Our products are produced by third-party manufacturers. We face the risk that these third-party manufacturers may not produce and deliver our products on a timely basis, or at all. We have experienced, and will likely continue to experience, operational difficulties with our manufacturers and we may face similar or unknown operational difficulties or other risks with respect to future manufacturers, including with respect to new products. These difficulties include reductions in the availability of production capacity, errors in complying with product specifications and regulatory and customer requirements, insufficient quality control, failures to meet production deadlines, failure to achieve our product quality standards, increases in costs of manufacturing and materials, and manufacturing or other business interruptions. The ability of our manufacturers to effectively satisfy our production requirements could also be impacted by manufacturer financial difficulty or damage to their operations caused by fire, terrorist attack, riots, natural disaster, public health issues, or other events. The failure of any manufacturer to perform to our expectations could result in supply shortages or delays for certain products and harm our business. If we develop new products with significantly increased or new manufacturing requirements, otherwise experience significantly increased demand, or need to replace an existing manufacturer due to lack of performance, we may be unable to supplement or replace our manufacturing capacity on a timely basis or on terms that are acceptable to us, which may increase our costs, reduce our margins, and harm our ability to deliver our products on time. Additionally, we do not have long-term agreements in place with most of our third-party manufacturers, and such manufacturers could decide to stop working with us, which would require us to identify and qualify new manufacturers. For certain of our products, it may take a significant amount of time to identify and qualify a manufacturer that has the capability and resources to produce our products to our specifications in sufficient volume and satisfy our service and quality control standards.

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

We also depend on a limited number of third-party manufacturers for the sourcing of our products. We currently have a number of manufacturing partners located in various locations, including China, India, Vietnam, United States and Mexico. The majority of our fire pits, our highest grossing product, are currently made by one manufacturer in China, with additional limited production in China, India and Vietnam. We have attempted to increase manufacturing capacity and diversity by contracting with manufacturers outside of China, but new suppliers outside of China make up a small percentage of goods and may not be able to take on more production. As a result of this concentration in our supply chain, our business and operations would be negatively affected if our key manufacturer or suppliers were to experience significant disruption affecting the price, quality, availability, or timely delivery of products or were to refuse to supply us. The partial or complete loss of these manufacturers or suppliers, or a significant adverse change in our relationship with any of these manufacturers or suppliers, could result in lost sales, added costs, and distribution delays that could harm our business and customer relationships.

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

In addition, a former supplier holds certain intellectual property in China related to certain products manufactured there. If that manufacturer attempted to revoke or block the production of those products, or began to produce those products for one or more of our competitors, it would likely result in protracted litigation and could harm our other manufacturer relationships, increase our costs, and harm our business, including potentially forcing us to manufacture certain products outside of China.

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

Our products are manufactured outside of the United States, and we make a limited number of sales of our products outside of the United States. Our reliance on suppliers and manufacturers in foreign markets, as well as our sales in non-U.S. markets, creates risks inherent in doing business in foreign jurisdictions, including: (a) the burdens of complying with a variety of foreign laws and regulations, including trade and labor restrictions and laws relating to the importation and taxation of goods; (b) weaker protection for intellectual property and other legal rights than in the United States, and practical difficulties in enforcing intellectual property and other rights outside of the United States; (c) compliance with the U.S. Foreign Corrupt Practices Act, or FCPA, the UK Bribery Act 2010, or the Bribery Act, and other applicable anti-corruption laws, which generally prohibit companies from making improper payments to government officials (or in some cases commercial counterparties) for the purpose of obtaining or retaining business or securing an improper business advantage; (d) compliance with the U.S. Office of Foreign Assets Controls, or OFAC, which prohibit transacting with persons in certain territories as well as other sanctioned persons; (e) compliance with U.S. anti-money laundering regulations; (f) economic and political instability and acts of terrorism in the countries where our suppliers are located; (g) transportation interruptions or increases in transportation costs; (h) public health crises, such as pandemics and epidemics; and (i) the imposition of tariffs on components and products that we import into the United States or other markets. For example, the COVID-19 outbreak resulted in increased travel restrictions, supply chain disruptions, and extended shutdown of certain businesses around the globe. This, or a similar, public health crisis or any further political developments or health concerns in markets in which our products are manufactured could result in social, economic and labor instability, adversely affecting the supply of our products and, in turn, our business, financial condition and results of operations. Although we have policies and controls to mitigate our risks in these areas, we cannot assure you that our directors, officers, employees, representatives, manufacturers, or suppliers have not engaged and will not engage in conduct for which we may be held responsible, nor can we assure you that our manufacturers, suppliers, or other business partners have not engaged and will not engage in conduct that could materially harm their ability to perform their contractual obligations to us or even result in our being held liable for such conduct. Violations of the FCPA, the Bribery Act, OFAC restrictions, or other export control, anti-corruption, anti-money laundering, and anti-terrorism laws, or allegations of such acts, could damage our reputation and subject us to civil or criminal investigations in the United States and in other jurisdictions and related shareholder lawsuits, could lead to substantial civil and criminal, monetary and nonmonetary penalties and could cause us to incur significant legal and investigatory fees, which could harm our business, financial condition, cash flows, and results of operations.

If tariffs or other restrictions are placed on foreign imports or any related counter-measures are taken by other countries, our business and results of operations could be harmed.

Geopolitical uncertainties and events could cause damage or disruption to international commerce and the global economy, and thus could have a material adverse effect on us, our suppliers, logistics providers, manufacturing vendors and customers. Changes in commodity prices may also cause political uncertainty and increase currency volatility that can affect economic activity. During 2022, the majority of our products that were imported into the United States from China were subject to tariffs that were as high as 25%. The progress and continuation of trade negotiations between the United States and China continues to be uncertain and a further escalation of the trade war remains a possibility. These tariffs have, and will continue to have, an adverse effect on our results of operations and margins. We are unable to predict the magnitude, scope or duration of the imposed tariffs or the magnitude, scope or duration from any relief in increases to such tariffs, or the potential for additional tariffs or trade barriers by the United States, China or other countries, and any strategies we may implement to mitigate the impact of such tariffs or other trade actions may not be successful.

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

We cannot assure you that our retail partners will continue to carry our current products or carry any new products that we develop. If we lose any of our key retail partners or any key retail partner reduces its purchases of our existing or new products or its number of stores or operations or promotes products of our competitors over ours, our brand, as well as our results of operations and financial condition, could be harmed. Because we are a premium brand, our sales depend, in part, on retail partners effectively displaying our products, including providing attractive space and point of purchase displays in their stores, and training their sales personnel to sell our products. If our retail partners reduce or terminate those activities, we may experience reduced sales of our products, resulting in lower gross margins, which would harm our results of operations. In addition, any store closures, decreased foot traffic and recession may adversely affect the performance and the financial condition of many of these customers. The foregoing could have a material adverse effect on our business and financial condition.

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

Our reputation and our customers’ willingness to purchase our products depend in part on our suppliers’, manufacturers’, and retail partners’ compliance with ethical employment practices, such as with respect to child labor, wages and benefits, forced labor, discrimination, safe and healthy working conditions, and with all legal and regulatory requirements relating to the conduct of their businesses and, in the case of retail partners, the promotion and sale of our products. While we attempt to only work with entities who agree to our Vendor Code of Conduct, we do not exercise control over our suppliers, manufacturers, and retail partners and they may not comply with ethical and lawful business practices. If our suppliers, manufacturers, or retail partners fail to comply with applicable laws, regulations, safety codes, employment practices, human rights standards, quality standards, environmental standards, production practices, or other obligations, norms, or ethical standards, our reputation and brand image could be harmed and we could be exposed to litigation and additional costs that would harm our business, reputation, and results of operations.

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

We have acquired, and intend in the future to acquire or invest in, other businesses, products, or technologies that we believe could complement or expand our business, enhance our capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various costs and expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.

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

Continued expansion into markets outside the United States is one of our key long-term strategies for the future growth of our business. This expansion requires significant investment of capital and human resources, new business processes and marketing platforms, legal compliance, and the attention of many managers and other employees who would otherwise be focused on other aspects of our business. There are significant costs and risks inherent in selling our products in international markets, including: (a) failure to effectively establish our core brand identity; (b) increased employment costs; (c) increased shipping and distribution costs, which could increase our expenses and reduce our margins; (d) potentially lower margins in some regions; (e) longer collection cycles in some regions; (f) increased competition from local providers of similar products; (g) compliance with foreign laws and regulations, including taxes and duties, laws governing the marketing and use of e-commerce websites and enhanced data privacy laws and security, rules, and regulations; (h) establishing and maintaining effective internal controls at foreign locations and the associated increased costs; (i) increased counterfeiting and the uncertainty of protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad; (j) compliance with anti-bribery, anti-corruption, sanctions and anti-money laundering laws, such as the FCPA, the Bribery Act, and OFAC regulations, by us, our employees, and our business partners; (k) currency exchange rate fluctuations and related effects on our results of operations; (l) economic weakness, including inflation, or political instability in foreign economies and markets; (m) compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad; (n) workforce uncertainty in countries where labor unrest is more common than in the United States; (o) business interruptions resulting from geopolitical actions, including war and terrorism, such as the recent war between Russia and Ukraine, or natural disasters, including earthquakes, typhoons, floods, fires, and public health issues, including the outbreak of a pandemic or contagious disease, such as COVID-19, or xenophobia resulting therefrom; (p) the imposition of tariffs on products that we import into international markets that could make such products more expensive compared to those of our competitors; (q) that our ability to expand internationally could be impacted by the intellectual property rights of third parties that conflict with or are superior to ours; (r) difficulty developing retail relationships; and (s) other costs and risks of doing business internationally.

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

We collect, store, process, transmit and use personal data that is sensitive to the Company and its employees, customers and suppliers. A variety of state, federal, and foreign laws, regulations and industry standards apply to the collection, use, retention, protection, disclosure, transfer and other processing of certain types of data, including the California Consumer Privacy Act (the “CCPA”), as amended by the California Privacy Rights Act, the “CPRA”), Canada’s Personal Information Protection and Electronic Documents Act, the General Data Protection Regulation, or GDPR, the UK General Data Protection Regulation, or UK GDPR, and the UK Data Protection Act 2018, or the UK DPA. As we seek to expand our business, we are, and may increasingly become subject to various laws, regulations and standards, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. These laws, regulations and standards are continuously evolving and may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our reputation, business, financial condition and results of operations.

U.S. Privacy Laws

Domestic privacy and data security laws are complex and changing rapidly. Within the United States, many states are considering adopting, or have already adopted, privacy regulations. Such regulations include the CCPA, which came into effect in 2020. The CCPA increases privacy rights for California consumers and imposes obligations on companies that process their personal information. Among other things, the CCPA gives California consumers expanded rights related to their personal information, including the right to access and delete their personal information, receive detailed information about how their personal information is used and shared. The CCPA also provides California consumers the right to opt-out of certain sales and sharing of personal information. The CCPA prohibits discrimination against individuals who exercise their privacy rights, and provides for civil penalties for violations enforceable by the California Attorney General as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action has increased the likelihood of, and risks associated with, data breach litigation. Additionally, in November 2020, California passed the California Privacy Rights Act (the “CPRA”), which amended the CCPA significantly, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Many of the CPRA’s provisions became effective on January 1, 2023. In addition, Virginia, Colorado, Utah and Connecticut recently passed comprehensive privacy laws that take effect in 2023 and will impose obligations similar to or more stringent than those we may face under other data privacy and security laws. Together, these laws will add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, could impact strategies and availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies.

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

We are also subject to the European Union, or EU, and UK rules with respect to cross-border transfers of personal data from the EEA and the UK to the United States and other jurisdictions that the European Commission/ UK competent authorities do not recognize as having “adequate” data protection laws unless a data transfer mechanism has been put in place. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA and the UK to the United States. Most recently, in July 2020, the Court of Justice of the EU, or CJEU, limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield Framework for purposes of international transfers and imposing further restrictions on use of the standard contractual clauses, or SCCs. These restrictions include a requirement for companies to carry out a transfer impact assessment which, among other things, assesses the laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EEA. In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

We rely on a variety of marketing techniques and practices to sell our products and to attract new customers and consumers, and we are subject to various current and future data protection laws and obligations that govern marketing and advertising practices. Governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. In particular, we are subject to evolving EU and UK privacy laws on cookies and e-marketing. In the EU and the UK, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem, and informed consent is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. Further, a recent European court decision, regulators’ recent guidance and recent campaigns by a not for profit organization are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities.

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

E-commerce is central to our business. We generate a majority of our sales through our websites, which is also a key component of our marketing strategy. We supplement our websites through relationships with select third-party e-commerce marketplaces, such as Amazon. As we do not control our third-party service providers, we cannot guarantee that they will respond satisfactorily to website downtime and other technical failures. Our or such third parties’ failure to successfully respond to these risks could reduce e-commerce sales and, in the case of our website, damage our brand’s reputation. The future operation, success and growth of our business depends on streamlined processes made available through information systems, global communications, internet activity and other network processes.

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

Moreover, we and our third-party service providers may be more vulnerable to such attacks in remote work environments. As techniques used by cyber criminals change frequently, a disruption, cyberattack or other security breach of our information technology systems or infrastructure, or those of our third-party service providers, may go undetected for an extended period and could result in the theft, transfer, unauthorized access to, disclosure, modification, misuse, loss or destruction of our employee, representative, customer, vendor, consumer and/or other third-party data, including sensitive or confidential data, personal information and/or intellectual property. We cannot guarantee that our security efforts will prevent breaches or breakdowns of the Company’s or its third-party service providers’ information technology systems. In addition, our information systems are a target of cyberattacks and although the incidents that we have experienced to date have not had a material effect. If we or our third party service providers suffer, or are believed to have suffered, a material loss or disclosure of personal or confidential information as a result of an actual or potential breach of our information technology systems, we may suffer reputational, competitive and/or business harm, incur significant costs and be subject to government investigations, litigation, fines and/or damages, which could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows. Moreover, while we maintain cyber insurance that may help provide coverage for these types of incidents, we cannot assure you that our insurance will be adequate to cover costs and liabilities related to these incidents.

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

The number of people who access the internet through devices other than personal computers, including mobile phones, smartphones, handheld computers such as notebooks and tablets, video game consoles, and television set-top devices, has increased dramatically in the past few years. The smaller screen size, functionality, and memory associated with some alternative devices may make the use of our sites and purchasing our products more difficult. The versions of our sites developed for these devices may not be compelling to consumers. In addition, it is time consuming and costly to keep pace with rapidly changing and continuously evolving technology. In 2022, the majority of orders were placed from a mobile device. However, we cannot be certain that our mobile applications or our mobile-optimized sites will be successful in the future.

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

On May 12, 2021, we entered into a Credit Agreement among Solo Brands, LLC, Solo Stove Intermediate, LLC, JPMorgan Chase Bank, N.A., and the Lenders and L/C Issuers party thereto (as subsequently amended on June 2, 2021 and September 1, 2021, the “Revolving Credit Facility”). As of December 31, 2022 we had $20.0 million outstanding under the Revolving Credit Facility. The Revolving Credit Facility is jointly and severally guaranteed by Solo Stove Intermediate, LLC and any future subsidiaries that execute a joinder to the guaranty and related collateral agreements, or the Guarantors. The Revolving Credit Facility is also secured by a first priority lien on substantially all of our assets and the assets of the Guarantors, in each case subject to certain customary exceptions. We may, from time to time, incur additional indebtedness under the Revolving Credit Facility.

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

In accordance with the provisions of the JOBS Act, our independent registered public accounting firm was not required to, nor did they, provide attestation to our internal control over financial reporting in accordance with Section 404(b) of the Sarbanes-Oxley Act. However, we were required to perform an evaluation of our internal control over financial reporting as of December 31, 2022 in accordance with the provisions of Section 404(a) of the Sarbanes-Oxley Act. Accordingly, we have concluded at the reasonable assurance level that we have not identified material weaknesses in our internal control over financial reporting. However, we cannot provide absolute certainty that material weaknesses do not still exist.

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

We believe that our sales include a seasonal component. Historically, our net sales have been highest in our second and fourth quarters, with the first quarter typically generating the lowest sales. This historical sales trend is supported by the demand for our products at the beginning of the summer and holiday shopping seasons. However, fluctuations in our quarterly operating results and the price of our common stock may be particularly pronounced in the current economic environment.

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

We are subject to credit risk.

We are exposed to credit risk primarily on our accounts receivable. We provide credit to our retail partners in the ordinary course of our business. While we believe that our exposure to concentrations of credit risk with respect to trade receivables is mitigated by limiting our retail partners to well-known businesses, we nevertheless run the risk of our retail partners not being able to meet their payment obligations, particularly in a future economic downturn. If a material number of our retail partners are not able to meet their payment obligations, our results of operations could be harmed.

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

Solo Brands, Inc. is a party to the Tax Receivable Agreement with the Continuing LLC Owners and Holdings. Under the Tax Receivable Agreement, Solo Brands, Inc. generally will be required to make cash payments to the Continuing LLC Owners equal to 85% of the tax benefits, if any, that Solo Brands, Inc. actually realizes, or in certain circumstances is deemed to realize, as a result of (1) increases in Solo Brands, Inc.’s proportionate share of the tax basis of the assets of Holdings resulting from (a) any future redemptions or exchanges of LLC Interests by the Continuing LLC Owners for Solo Brands, Inc. Class A common stock or cash pursuant to the Holdings LLC Agreement, as filed as Exhibit 10.2 with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, or (b) certain distributions (or deemed distributions) by Holdings and (2) certain other tax benefits arising from payments under the Tax Receivable Agreement. No such payments will be made to any holders of Solo Brands, Inc. Class A common stock unless such holders are also Continuing LLC Owners.

The amount of the cash payments that Solo Brands, Inc. will be required to make under the Tax Receivable Agreement may be substantial. Payments under the Tax Receivable Agreement are not conditioned on the Continuing LLC Owners’ ownership of our shares. Assuming no material changes in the relevant tax law, that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement and that all Continuing LLC Owners exchanged their common units for Class A common stock immediately following the completion of this offering, we would recognize an incremental deferred tax asset of approximately $6.4 million and a related liability for payments under the Tax Receivable Agreement of approximately $5.5 million based on our estimate of the aggregate amount that we will pay under the Tax Receivable Agreement as a result of such future exchanges. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us and tax receivable agreement payments by us will be determined in part by reference to the market value of our Class A common stock at the time of the sale and the prevailing tax rates applicable to us over the life of the tax receivable agreement and will generally be dependent on us generating sufficient future taxable income to realize the benefit. Any payments made by Solo Brands, Inc. to the Continuing LLC Owners under the Tax Receivable Agreement will not be available for reinvestment in the business and will generally reduce the amount of cash that might have otherwise been available to Solo Brands, Inc. and its subsidiaries. To the extent Solo Brands, Inc. is unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid. Furthermore, Solo Brands, Inc.’s future obligations to make payments under the Tax Receivable Agreement could make Solo Brands, Inc. and its subsidiaries a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the Tax Receivable Agreement.

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

The Original LLC Owners control the majority of the combined voting power of our common stock through their ownership of both Class A common stock and Class B common stock. The Original LLC Owners will, for the foreseeable future, have the ability to substantially influence us through their ownership position over corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval. The Original LLC Owners are able to, subject to applicable law, and the voting arrangements described in the Prospectus, elect a majority of the members of our board of directors and control actions to be taken by us and our board of directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of the Original LLC Owners may in some circumstances conflict with our interests and the interests of our other stockholders, including you. For example, the Continuing LLC Owners may have different tax positions from us, especially in light of the Tax Receivable Agreement that could influence our decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when Solo Brands, Inc. should terminate the Tax Receivable Agreement and accelerate its obligations thereunder. In addition, the determination of future tax reporting positions and the structuring of future transactions may take into consideration the Continuing LLC Owners’ tax or other considerations, which may differ from the considerations of us or our other stockholders.

Risks Related to Ownership of our Class A Common Stock

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could adversely affect our business and stock price.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal controls over financial reporting. However, as an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) until the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

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

As of March 6, 2023, we have an aggregate of 411,348,949 shares of Class A common stock authorized but unissued, including approximately 33,416,783 shares of Class B common stock issuable upon redemption of LLC Interests, 32,362,227 of which had vested and are held by the Continuing LLC Owners. In connection with the completion of our IPO, Holdings entered into the Holdings LLC Agreement and, subject to certain restrictions set forth therein and as described elsewhere in the Prospectus, the Continuing LLC Owners are entitled to have their LLC Interests redeemed for shares of our Class A common stock. We also to entered into the Registration Rights Agreement with the Original LLC Owners, certain of our other stockholders and Holdings pursuant to which the shares of Class A common stock issued to the Continuing LLC Owners upon redemption of their LLC Interests and the shares of Class A common stock issued to the Former LLC Owners in connection with the Transactions will be eligible for resale, subject to certain limitations set forth therein.

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

As of March 6, 2023, 63,668,895 shares of Class A common stock were issued and outstanding and an additional 437,511 shares had the potential to vest in the future. Additionally, 32,362,227 shares of Class B common stock were issued and outstanding and an additional 1,054,556 shares would be issuable upon redemption or exchange of LLC Interests. The shares of Class A common stock sold in the IPO are freely tradable without restriction under the Securities Act, except for any shares of our common stock that may be held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which will be restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available.

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

In addition, any shares of Class A common stock that we issue under the Solo Brands, Inc. 2021 Incentive Award Plan (the “2021 Incentive Plan”), the Solo Brands, Inc. 2021 Employee Stock Purchase Plan (the “2021 ESPP”) or other equity incentive plans that we may adopt in the future would dilute the percentage ownership held by the investors who purchase shares of our Class A Common Stock.

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
•be exempt from the “say on pay”, “pay versus performance” and “say on golden parachute” advisory vote requirements of the Dodd-Frank Wall Street Reform and Customer Protection Act, or the Dodd-Frank Act;
•be exempt from certain disclosure requirements of the Dodd-Frank Act relating to compensation of its executive officers and be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Exchange Act; and
•be permitted to provide a reduced level of disclosure concerning executive compensation and be exempt from any rules that have been adopted by the PCAOB requiring a supplement to the auditor’s report on the financial statements or that may be adopted requiring mandatory audit firm rotations.

We are an “emerging growth company,” as defined in the JOBS Act, and we could be an emerging growth company for up to five years following the completion of the IPO. For as long as we continue to be an emerging growth company, we may choose to take advantage of certain exemptions from various reporting requirements, as well as the cost savings as a result of such exemptions, which are applicable to other public companies that do not qualify as an emerging growth company. We have elected to take advantage of the extension of time to comply with new or revised financial accounting standards available under Section 107(b) of the JOBS Act. We will continue to qualify as an emerging growth company unless our total annual gross revenues are $1.235 billion or more, we have issued more than $1 billion in non-convertible debt in the past three years or we become a “large accelerated filer” as defined in the Exchange Act. As long as we remain an “emerging growth company,” we may take advantage of other exemptions, including the exemptions from the advisory vote requirements and executive compensation disclosures under the Dodd-Frank Act and the exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act. We cannot predict if investors will find our Class A common stock less attractive if we elect to rely on these exemptions, or if taking advantage of these exemptions would result in less active trading or more volatility in the price of our Class A common stock. Also, as a result of our intention to take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us as long as we qualify as an “emerging growth company,” our financial statements may not be comparable to those of companies that fully comply with regulatory and reporting requirements upon the public company effective dates.

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

We are subject to the periodic reporting requirements of the Exchange Act. We are designing our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures, no matter how well-conceived and operated, can provide reasonable, but not absolute, assurance that the objectives of the control system are met.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in a 430,000 square foot leased facility in Grapevine, Texas. In addition to our corporate headquarters we maintain leases in Texas, California, Utah, Pennsylvania, Mexico, Canada, Australia and the Netherlands for warehousing, distribution and office space. We also maintain leases specific to retail operations in Texas, Georgia, Florida and South Carolina. We believe that our facilities are in good condition and are adequate to support our current needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

Our Class A common stock has been listed and traded on the NYSE under the symbol “DTC” since October 28, 2021. Prior to that time, there was no public market for our common stock. There is no established trading market for our Class B common stock.

As of March 6, 2023, other than shares offered to the public, there were approximately 15 shareholders of record for our Class A common stock and approximately 73 shareholders of record for our Class B common stock. This does not include the significant number of beneficial owners whose stock is in nominee or “street name” accounts through brokers, bank, or other nominees.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

We did not repurchase any of our equity securities during the quarter ended December 31, 2022.

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

Comparison of Cumulative Total Return Since October 28, 2021
Assumes Initial Investment of $100
$150
$100
$50
$0
10/28/21
12/31/21
12/31/22
Solo Brands, Inc.
S&P 500 Index
S&P 500 Apparel, Accessories & Luxury Goods Index

	Base Period
Company/Index	10/28/2021	12/31/2021	12/31/2022
Solo Brands, Inc.	$100.00	$91.94	$23.80
S&P 500 Index	100.00	103.69	80.56
S&P 500 Apparel, Accessories & Luxury Goods Index	$100.00	$99.33	$54.64

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

Our discussion and analysis of the year ended December 31, 2022 compared to the year ended December 31, 2021 is included herein. Our discussion and analysis of the year ended December 31, 2021 compared to the year ended December 31, 2020 can be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 30, 2022.
Overview
We own and operate premium brands with ingenious products that we market and deliver through our direct-to-consumer (“DTC”) platform and wholesale partnerships. We aim to help our customers enjoy good moments that create lasting memories. We consistently deliver innovative, high-quality products that are loved by our customers and revolutionize the outdoor experience, build community and help everyday people reconnect with what matters most.

Key performance indicators used by management to monitor the health of the business include customer volume and growth by year with 3.8 million total customers as of December 31, 2022, an increase of 34.7% from December 31, 2021, total email subscriptions and growth by year with 5.6 million email subscribers as of December 31, 2022, an increase of 33.1% from December 31, 2021 and our repeat purchase rate of 42.0% in 2022. We are deliberate in keeping the customer at the center of what we do in order to drive solid customer lifetime value that we believe will result in long-term financial value to the Company.

Our net sales increased from $403.7 million for the year ended December 31, 2021 to $517.6 million for the year ended December 31, 2022, representing a growth rate of 28.2%, including the effect of acquisitions. Our revenue growth was driven by greater demand in both the DTC and wholesale sales channels, with the growth in wholesale outpacing the growth in DTC. During 2022 and 2021, DTC sales were 81.8% and 88.1% of net sales, respectively, and wholesale sales were 18.2% and 11.9% of net sales, respectively.

Our net income decreased to a net loss of $7.6 million for the year ended December 31, 2022 from net income of $56.5 million for the year ended December 31, 2021. The net loss for the year ended December 31, 2022 was primarily due to $30.6 million of impairment charges recorded during the second quarter of 2022, coupled with higher selling, general and administrative costs compared to the corresponding period as a result of investments in long-term strategic initiatives, costs associated with being a public company and headcount. Additionally, marketing and distribution expenses increased along with the increases in net sales.

Outlook

We continue to focus on our long-term growth strategies, including product innovation, channel and category expansion, strategic acquisitions, and investments in information technology to drive efficiencies. As the macroeconomy continues to face uncertainty around inflation and rising interest rates, consumer behavior is unknown. Our business is not immune to the impacts resulting from decreased discretionary spending. However, we believe we are prepared to mitigate these pressures and quickly adjust our short-term strategies as necessary throughout 2023 to ensure financial health without jeopardizing our long-term growth expectations.

Key Factors Affecting Our Financial Condition and Results of Operations

We believe that our performance and future success depend on a number of factors that present significant opportunities for us, but also pose risks and challenges, including those discussed in Part I, Item 1A, Risk Factors, and included elsewhere in this Annual Report on Form 10-K.

During 2022, demand for our products remained healthy; however, we were minimally impacted by global economic conditions including supply chain disruptions, inflation and rising interest rates. In 2022, some of our factories in China closed periodically due to COVID-19, which did temporarily delay the delivery of the Solo Stove Pi. Our other products were insignificantly impacted due to our strong inventory position. Freight rates were, in general, higher in 2022 than the prior year, which put pressure on gross margin in 2022. However, we saw spot rates decrease in the second half of 2022, and we opportunistically used the spot rates if they were lower than our contracted rates. We re-negotiate contracted freight rates early in the year on an annual basis and expect to take advantage of lower freight rates in the second half of 2023.

Although we have been able to navigate inflationary pressures through December 31, 2022, we expect the volatility we experienced in 2022 to continue to impact the Company in 2023. We have not historically raised the prices of our products and have mitigated inflationary pressures through cost management. We believe consumers will continue to feel the strain of higher inflation, thereby impacting their spending. We expect to continue to monitor inflation and consider strategies to minimize the impact. As interest rates rose during 2022, we mitigated the impact via strategic repayments of borrowings on our Revolving Credit Facility. We expect to continue to monitor interest rates and balance our working capital needs with the cost of debt.

If current macroeconomic pressures persist or worsen, our business may continue to be adversely impacted.

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

Gross Profit and Cost of Goods Sold

Gross profit reflects net sales less cost of goods sold, which primarily includes the purchase cost of our products from our third-party manufacturers, inbound freight and duties, product quality testing and inspection costs and depreciation on molds and equipment that we own.

Selling, General, & Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of marketing costs, equity-based compensation expense and benefits costs, costs of our warehousing and logistics operations, costs of operating on third-party DTC marketplaces, professional fees and services, costs of shipping product to our customers, and general corporate expenses.
Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation of property, plant and equipment and amortization of definite-lived intangible assets.

Impairment Charges

Impairment charges consist of impairments recorded to definite-lived intangible assets and goodwill.

Other Operating Expenses

Other operating expenses include certain costs incurred for the initial public offering, acquisition-related expenses, business optimization and expansion expenses and management transition costs.

Interest Expense, Net

Interest expense, net consists primarily of interest on our Revolving Credit Facility and Term Loan.

Income Taxes

Income taxes represents federal, state, and local income taxes on the Company's allocable share of taxable income of Holdings, as well as Oru's, ISLE’s and Chubbies' federal, state and foreign tax expense related to international subsidiaries. We are the sole managing member of Holdings, and as a result, consolidate the financial results of Holdings. Holdings is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Holdings is passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss of Holdings, as well as any stand-alone income or loss generated by Solo Brands, Inc.

Results of Operations

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Net Sales

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Net sales	$517,627	$403,717	$113,910	28.2%
Direct-to-consumer net sales	423,412	355,658	67,754	19.1%
Wholesale net sales	94,215	48,059	46,156	96.0%

The increase in net sales for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily driven by a 47.0% increase in total orders as a result of $93.6 million of activity related to acquisitions and 8.8% organic growth in total orders. Partially offsetting the increase in total orders for the year ended December 31, 2022, average order value decreased 10.5% compared to the corresponding period, primarily due to the product offerings of the Chubbies acquisition, which occurred in the third quarter of 2021. Demand improved in both the DTC and wholesale sales channels as a result of continued market penetration.

Cost of Goods Sold and Gross Profit

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Cost of goods sold	$199,452	$144,809	$54,643	37.7%
Gross profit	318,175	258,908	59,267	22.9%
Gross margin (Gross profit as a % of net sales)	61.5%	64.1%		(2.7)%

The increase in cost of goods sold for the year ended December 31, 2022 compared to the year ended December 31, 2021 included $35.6 million of activity related to the businesses acquired in 2021, for which the comparative periods did not include such activity for the full period. Additionally, cost of goods sold increased due to greater net sales as well as higher inbound freight costs.

The increase in gross profit for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to acquisition activity. Gross margin decreased for the year ended December 31, 2022 compared to the year ended December 31, 2021 due to the gross margin profile of the businesses acquired in 2021 and the shift in sales channel mix with greater growth in wholesale sales, which typically have lower gross margins than DTC sales.

Selling, General, and Administrative Expenses

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Selling, general, and administrative expenses	$259,048	$159,524	$99,524	62.4%
SG&A as a % of net sales	50.0%	39.5%		10.5%

The increase in SG&A for the year ended December 31, 2022 compared to the year ended December 31, 2021, included $43.7 million, or a 7.3% increase as a percent of net sales, related to the businesses acquired in 2021, which did not include activity for the full comparative period. The remaining increase in SG&A was driven by $39.8 million of fixed cost increases, or a 6.5% increase as a percent of net sales, and $15.9 million of variable cost increases, or a 3.0% decrease as a percent of net sales.

The fixed cost increases for the year ended December 31, 2022 compared to the year ended December 31, 2021 were primarily due to $26.3 million in employee costs as a result of an $10.4 million increase in equity-based compensation, a $0.9 million increase in severance and increased headcount; $3.8 million in professional services costs and $3.2 million in insurance as a result of being a public company; $4.4 million in rent and $1.9 million in investments in information technology. The variable cost increases for the year ended December 31, 2022 compared to the year ended December 31, 2021 were primarily due to $6.1 million in distribution costs, $6.1 million in marketing spend and $1.8 million in supplies.

Depreciation and Amortization Expenses

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Depreciation and amortization expenses	$24,592	$18,228	$6,364	34.9%
Amortization	21,019	17,453	3,566	20.4%
Depreciation	3,573	775	2,798	361.0%

The increase in amortization for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily related to increases in definite-lived intangible assets as result of acquisition activity in 2021, and the increase in depreciation for the same comparative periods was primarily related to a new global headquarters facility completed in the fourth quarter of 2021.

Impairment Charges
During the year ended December 31, 2022, impairment charges of $30.6 million were recorded, of which $27.9 million related to goodwill and $2.7 million related to trademark intangibles. For more information, see Note 8, Goodwill, and Note 7, Intangible Assets, net in Item 8 of this Annual Report.

Other Operating Expenses

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Other operating expenses	$3,582	$12,293	$(8,711)	(70.9)%

Other operating expenses decreased for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to a $7.9 million decrease in acquisition-related expenses as a result of lower acquisition activity during 2022 and a $1.8 million decrease in business optimization expenses as a result of non-recurring warehouse and headquarters transition costs primarily incurred in the fourth quarter of 2021, partially offset by $0.7 million of management transition costs incurred during 2022.
Interest Expense, Net

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Interest expense, net	$6,271	$10,135	$(3,864)	(38.1)%

Interest expense, net decreased for the year ended December 31, 2022 compared to the year ended December 31, 2021 due to a lower average debt balance.
Income Taxes

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Income tax expense	$1,001	$2,025	$(1,024)	(50.6)%

Income tax expense decreased for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to the decrease in pre-tax net income predominantly resulting from goodwill and intangible asset impairment recognized in the second quarter of 2022 and a change in tax rates driven by a reduction in the blended state tax rate applied to our deferred tax liability, offset by the decrease in income attributable to non-controlling interests that reduces the tax benefit applicable to the controlling interest for 2022 and an increase in current state income taxes.

Liquidity and Capital Resources
Historically, our cash requirements have principally been for working capital purposes. We expect these needs to continue as we develop and grow our business. We fund our working capital, primarily inventory, from cash flows from operating activities, cash on hand, and borrowings under our Revolving Credit Facility.

Current Liquidity

As of December 31, 2022, we had a cash balance of $23.3 million, working capital (excluding cash) of $104.8 million, and $330.0 million of borrowings available under the Revolving Credit Facility.
Revolving Credit Facility and Term Loan
On May 12, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., the Lenders and L/C Issuers party thereto (each as defined therein) and the other parties thereto (as subsequently amended on June 2, 2021, and September 1, 2021, the “Revolving Credit Facility”). As so amended, the Revolving Credit Facility allows us to borrow up to $350.0 million of revolving loans, including the ability to issue up to $20.0 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under the Revolving Credit Facility, it does reduce the amounts available under the Revolving Credit Facility. The Revolving Credit Facility matures on May 12, 2026 and bears interest at a rate equal to the base rate as defined in the agreement plus an applicable margin, which as of December 31, 2022, was based on LIBOR. Interest is due on the last business day of each March, June, September and December. Principal under the Revolving Credit Facility is not due until maturity. As of December 31, 2022, we had $20.0 million in outstanding borrowings and $330.0 million available for future borrowings on the Revolving Credit Facility.

In addition to the above, the amendment on September 1, 2021 included a provision to borrow up to $100.0 million under a term loan (the “Term Loan”). The proceeds from the Term Loan were used to fund the Chubbies acquisition. The Term Loan matures on September 1, 2026 and bears interest at a rate equal to the base rate as defined in the agreement plus an applicable margin, which as of December 31, 2022, was based on LIBOR.. We were required to make quarterly principal payments on the Term Loan beginning on December 31, 2021. At December 31, 2022, we had $96.3 million outstanding on the Term Loan. All required principal payments were made on time and with available cash through the year ended December 31, 2022. Interest payments are due on a quarterly basis under the Term Loan, with the same due dates as noted for the Revolving Credit Facility above.

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
The Revolving Credit Facility is (a) jointly and severally guaranteed by the Guarantors (as defined in the Revolving Credit Facility) and any future subsidiaries that execute a joinder to the guaranty and related collateral agreements and (b) secured by a first priority lien on substantially all of our and the Guarantors’ assets, subject to certain customary exceptions.
The Revolving Credit Facility requires us to comply with certain financial ratios, including:
•at the end of each fiscal quarter, a total net leverage ratio (as defined in the Revolving Credit Facility) for the four quarters then ended of not more than: 4.00 to 1.00 for each quarter ended in 2022 and through June 30, 2023; 3.75 to 1.00 for each quarter ending June 30, 2023 through March 31, 2024; and 3.50 to 1.00 for each quarter ending June 30, 2024 or thereafter;
•at the end of each fiscal quarter, an interest coverage ratio (as defined in the Revolving Credit Facility) for the four quarters then ended of not less than 3.00 to 1.00.
In addition, the Revolving Credit Facility contains customary financial and non-financial covenants limiting, among other things, mergers and acquisitions; investments, loans, and advances; affiliate transactions; changes to capital structure and the business; additional indebtedness; additional liens; the payment of dividends; and the sale of assets, in each case, subject to certain customary exceptions. The Revolving Credit Facility contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the Revolving Credit Facility to be in full force and effect, and a change of control of our business. We were in compliance with all covenants under the Revolving Credit Facility as of December 31, 2022.

Cash Flows

	Year Ended December 31,
(dollars in thousands)	2022	2021
Cash flows provided by (used in):
Operating activities	$32,395	$(10,246)
Investing activities	(10,015)	(143,889)
Financing activities	$(23,542)	$146,478
Operating activities

The $42.6 million increase in cash provided by operating activities period over period, as shown in the table above, was due to a $59.2 million decline in cash usage from changes in operating assets and liabilities (“working capital”), partially offset by greater cash usage of $16.6 million from changes in net income (loss) after non-cash adjustments, predominantly due to increases in SG&A. The decrease in cash used by working capital was primarily due to:
•a $21.3 million increase in cash provided by changes in deferred revenue, primarily driven by shipments that were backordered in 2020 shipping in 2021;
•an $18.5 million decrease in cash used by changes in inventory due to a higher inventory balance at the beginning of 2022 than the prior year, resulting in fewer inventory purchases in 2022, as well as a reduction in replenishment of inventory exiting the year; and
•a $9.1 million decrease in cash used by changes in accounts receivable as a result of improved collection efforts.

Investing activities

The $133.9 million decrease in cash used in investing activities, as shown in the table above, was due to a $132.5 million decrease in acquisition activity in the current period compared to the prior period. Additionally, cash usage for capital expenditures decreased by $1.4 million, primarily due to reduced equipment purchases for factory and warehouse build outs.
Financing activities

The $170.0 million increase in cash used in financing activities, as shown in the table above, was primarily due to a $234.6 million decrease in cash provided by Class A common stock issuance and a $68.3 million decrease in cash provided by net debt activities, partially offset by a $100.0 million increase in cash as a result of a decrease in payments for contingent consideration and a $33.2 million increase in cash as a result of decreases in distributions to non-controlling interests.

Contractual Obligations

Our material cash commitments from known contractual and other obligations primarily consist of obligations for long-term debt and related interest, leases for properties and equipment and purchase obligations as part of normal operations. See Note 10, Long-Term Debt, in Item 8 of this Annual Report for more information regarding scheduled maturities of our long-term debt. See Note 11, Leases, in Item 8 of this Annual Report for additional information on leases. Interest payable on our long-term debt is expected to be $5.7 million due in the twelve months following December 31, 2022 and $11.5 million due thereafter.

As of December 31, 2022, we had a non-cancelable agreement to purchase $8.4 million of advertising services, of which 50% is due in 2023 and the remainder is due in 2024. This purchase obligation includes all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement, and exclude agreements with variable terms for which we are unable to estimate the minimum amounts.

Subsequent to December 31, 2022, we entered into a non-cancelable agreement to purchase $10.8 million of advertising services, of which 50% is due in 2023 and the remainder is due in 2024.

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

See Note 2, Significant Accounting Policies, to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information about our significant accounting policies, including our critical accounting policies. The critical accounting estimates that reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements include those noted below. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Revenue Recognition

We primarily engage in direct-to-consumer transactions, which are comprised of product sales directly from our brands’ websites, through Amazon, and from our retail locations. We also sell products via business-to-business transactions, which are comprised of sales to retailers, including where possession of our products is taken and sold by the retailer in-store or online.

There are no significant extended payment terms with our customers. Payment is due at the time of sale for our direct-to-consumer transactions. Our business-to-business customers’ payment terms vary depending on the contract with each retailer, but the most common is net 30 or net 60 days.

Revenue is recognized for the amount of consideration to which we expect to be entitled in exchange for transferring promised goods to a customer. The consideration promised in a contract with a customer includes fixed and variable amounts. The fixed amount of consideration is the standalone selling price of the goods sold. Variable considerations, including cash discounts and rebates, are deducted from gross sales in determining net sales. Variable considerations also include the portion of goods that are expected to be returned and refunded. Any consideration received (or receivable) that we expect to refund to the customer is recognized as a refund liability. Our refund liability is based on historical experience and trends. The actual amount of customer returns and refunds may differ from our estimates. Net sales include shipping costs charged to the customer and is recorded net of sales taxes collected from customers, which are remitted to government authorities.

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

We have recorded a valuation allowance against the capital loss resulting from the portion of the basis difference in our investments in Holdings, Oru, and Chubbies, that will only reverse upon the eventual sale of our interest in Holdings, Oru, and Chubbies, as well as certain state tax losses and foreign losses that are not expected to be utilized prior to expiration. As of December 31, 2022, we had $2.5 million of deferred tax assets, net of $26.9 million of valuation allowances. We expect to realize future tax benefits related to the utilization of these assets. However, since future financial results may differ from previous estimates, periodic adjustments to our valuation allowances may be necessary. If we determine in the future that we will not be able to fully utilize all or part of these deferred tax assets, we would record a valuation allowance through earnings in the period the determination was made, which would have an adverse effect on our results of operations and earnings in future periods.

Goodwill

Goodwill is determined based upon the excess enterprise value over the estimated fair value of assets and liabilities assumed at acquisition date and is recorded at its estimated fair value at the date of acquisition. See Note 8, Goodwill, for further details regarding our goodwill balance and accumulated impairment losses.

In the second quarter of 2022, we identified triggering events indicating the fair value of one or more of the reporting units more likely than not did not exceed their carrying values. The triggering events included: (1) adverse equity market conditions resulting in a sustained decline in our stock price subsequent to the issuance of our first quarter 2022 results on Form 10-Q and (2) weakened demand for the ISLE reporting unit’s products resulting in a lower near-term forecast of future operating results. As a result, we performed an interim quantitative goodwill impairment test for all of our reporting units and recorded a $27.9 million goodwill impairment charge related to the ISLE reporting unit, which has $1.7 million of remaining goodwill after the impairment. The results of the interim quantitative test did not result in a goodwill impairment for the other reporting units. As determined by the results of our interim test, the fair value of the remaining reporting units exceeded their carrying values by greater than 10%. The impairment charge was recorded to impairment charges on the consolidated statements of operations and comprehensive income (loss).

We estimated the fair value of the reporting units using a weighting of fair values derived from the income and market approaches, where comparable market data was available. Under the income approach, we determined the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections were based on management’s estimates of revenue growth rates and operating margins, considering industry and market conditions, and management’s estimates of working capital requirements. The discount rate for each reporting unit was based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of each reporting unit and its estimated cash flows. Under the market approach, we utilized a combination of methods, including estimates of fair value based on: (1) market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit and (2) pricing multiples derived from recent merger and acquisition transactions of comparable publicly-traded companies. A 100 basis point change in the weighted average cost of capital, with all other factors remaining stagnant, would not have resulted in an impairment charge for the reporting units that were not impaired as a result of the analysis performed in the second quarter of 2022.

As of December 31, 2022, we have goodwill of $382.7 million, of which $289.1 million relates to one reporting unit. For our annual goodwill impairment tests in the fourth quarters of 2022 and 2021, we performed a qualitative assessment to determine whether the fair value of goodwill was more likely than not less than the carrying value for each reporting unit. Due to the triggering events identified in the second quarter of 2022 and the subsequent quantitative impairment test performed at that time that resulted in the recognition of $27.9 million of impairment charges to goodwill, the non-persistent nature of the triggering events in the second half of 2022 and the qualitative assessment performed as of October 1, 2022, we do not believe that it is more likely than not that the carrying value of our reporting units exceed their fair values as of the annual goodwill impairment test dates. There were no impairment charges recognized in 2021.

The future occurrence of a potential indicator of impairment could include matters such as: a decrease in expected net earnings, a further decline in equity market conditions, a decline in comparable market multiples, a continued and sustained decline in our common stock price, a significant adverse change in legal factors or the general business climate, an adverse action or assessment by a regulator, and a significant downturn in demand for products offered by us. In the event of significant adverse changes of the nature described above, it may be necessary for us to recognize a non-cash impairment of goodwill, which could have a material adverse effect on our consolidated business, results of operations and financial condition.

Intangible Assets

Intangible assets are comprised of brands, trademarks, customer relationships, developed technology and patents and are recorded at their estimated fair values at the date of acquisition. Acquired definite-lived intangible assets subject to amortization are amortized using the straight-line method over the estimated useful lives of the assets. See Note 7, Intangible Assets, net in Item 8 of this Annual Report, for further details regarding intangible asset balances and related accumulated amortization and impairment losses.

We evaluate the carrying value of definite-lived intangible assets whenever a change in circumstances indicates that the net carrying value may not be recoverable from the undiscounted future cash flows from operations. Events or circumstances that could trigger an impairment review of a long-lived asset or asset group include, but are not limited to: (i) a significant decrease in the market price of the asset, (ii) a significant adverse change in the extent or manner that the asset is used or in its physical condition, (iii) a significant adverse change in legal factors or in the business climate that could affect the value of the asset, (iv) an accumulation of costs significantly in excess of original expectation for the acquisition or construction of the asset, (v) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast of continuing losses associated with the use of the asset and (vi) a more-likely-than-not expectation that the asset will be sold or disposed of significantly before the end of its previously estimated useful life. If an impairment exists, the net carrying values are reduced to fair values. The estimates of undiscounted future cash flows used during an impairment review of a long-lived asset or asset group require judgments and assumptions of future cash flows that are expected to arise as a direct result of the use and eventual disposition of the asset or asset group. If these assets were for sale, our estimates of their values could be significantly different because of market conditions, specific transaction terms and a buyer's perspective on future cash flows.

As a result of the identification of triggering events to perform an interim quantitative goodwill impairment test in the second quarter of 2022, we first considered the extent to which the adverse events and circumstances identified could affect the reporting units’ carrying amounts. We observed weakened paddleboard sales resulting in a lower near-term forecast of future operating results, which constituted a triggering event for one of our held and used long-lived asset groups primarily consisting of the ISLE trademark. We reviewed the undiscounted future cash flows for the identified long-lived asset group, and the results of the analysis indicated the carrying amount for the long-lived asset group was not expected to be recovered. The fair value of the trademark intangible was estimated using the relief-from-royalty method under the income approach, based on the following significant assumptions: management’s estimates of future net sales for the long-lived asset group, the royalty rate and the weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the long-lived asset group, and we recorded a $2.7 million impairment charge. This impairment charge was recorded to impairment charges on the consolidated statements of operations and comprehensive income (loss). There were no impairment charges recognized in 2021.

Inventory

Inventories are comprised primarily of finished goods and are recorded at the lower of cost or net realizable value. Cost is determined using average costing that approximates actual cost on a first-in, first-out (FIFO) method. Net realizable value is estimated based on our assumptions about market conditions and historically has remained above cost. As a result, we have not recorded any write-downs to inventory below cost, except as it relates to obsolete or slow-moving inventory. Based on our review of inventories, obsolete or slow-moving inventories were not material as of December 31, 2022. If actual market conditions are less favorable than those projected by management, additional write-downs may be required. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold to customers, resulting in lower cost of sales and higher income from operations than expected in that period.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see “Recently Adopted Accounting Pronouncements” and “Recently Issued Accounting Standards—Not Yet Adopted” in Note 2, Significant Accounting Policies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Interest Rate Risk

In order to maintain liquidity and fund business operations, we have a long-term credit facility and separate term loan that bear variable interest rates based on prime, federal funds, or LIBOR plus an applicable margin based on our total net leverage ratio. As of December 31, 2022, we had indebtedness of $20.0 million and $96.3 million under our Revolving Credit Facility and Term Loan, respectively. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors. We may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations, but as of December 31, 2022, we have not entered into any such contracts. A 100 bps increase in LIBOR would increase our interest expense by approximately $1.2 million in any given year.

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

Foreign Currency Risk

Our international sales are primarily denominated in U.S. dollars. During 2022 and 2021, net sales in international markets accounted for 7.1% and 6.7% of our consolidated revenues, respectively. Therefore, we do not believe exposure to foreign currency fluctuations has had material impact on our net sales. A portion of our operating expenses are incurred outside the Unites States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. In addition, our suppliers may incur many costs, including labor costs, in other currencies. To the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margin. In addition, a strengthening of the U.S. dollar may increase the cost of our products to our customers outside of the United States. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuations from operating expenses is not material at this time.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Solo Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Solo Brands, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), cash flows and equity for each of the two years in the period ended December 31, 2022, and for the period from October 9, 2020 to December 31, 2020 (Successor), January 1, 2020 to October 8, 2020 of Solo Brands, LLC, formerly Frontline Advance, LLC (Intermediate Successor), and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years ended December 31, 2022, and for the periods from October 9, 2020 to December 31, 2020 (Successor) and January 1, 2020 to October 8, 2020 (Intermediate Successor), in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Dallas, Texas
March 9, 2023

SOLO BRANDS, INC.
Consolidated Balance Sheets

(In thousands)	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$23,293	$25,101
Accounts receivable, net of allowance for doubtful accounts of $1.5 million and $0.3 million	26,176	21,513
Inventory	132,990	102,335
Prepaid expenses and other current assets	12,639	9,889
Total current assets	195,098	158,838
Non-current assets
Property and equipment, net	15,166	10,603
Intangible assets, net	234,632	257,234
Goodwill	382,658	410,559
Other non-current assets	34,793	506
Total non-current assets	667,249	678,902
Total assets	$862,347	$837,740

LIABILITIES AND EQUITY
Current liabilities
Accounts payable(1)	$11,783	$9,660
Accrued expenses and other current liabilities(1)	43,377	30,264
Deferred revenue	6,848	3,524
Current portion of long-term debt	5,000	3,125
Total current liabilities	67,008	46,573
Non-current liabilities
Long-term debt, net	108,383	125,023
Deferred tax liability	82,621	91,244
Other non-current liabilities	29,338	729
Total non-current liabilities	220,342	216,996

Commitments and contingencies (Note 14)

Equity
Class A common stock, par value $0.001 per share; 475,000,000 shares authorized, 63,651,051 shares issued and outstanding; 475,000,000 authorized, 63,397,635 issued and outstanding	64	63
Class B common stock, par value $0.001 per share; 50,000,000 shares authorized, 32,157,983 shares issued and outstanding; 50,000,000 shares authorized, 31,178,815 issued and outstanding	32	31
Additional paid-in capital	358,118	350,088
Retained earnings (accumulated deficit)	5,746	10,691
Accumulated other comprehensive income (loss)	(499)	6
Treasury stock	(35)	—
Equity attributable to the controlling interest	363,426	360,879
Equity attributable to non-controlling interests	211,571	213,292
Total equity	574,997	574,171
Total liabilities and equity	$862,347	$837,740

(1) Amounts in accounts payable as of December 31, 2021 have been reclassified to accrued expenses and other current liabilities as of December 31, 2022 in order to maintain comparability of the financial statements. See Note 9, Accrued Expenses and Other Current Liabilities for further information.
See Notes to Consolidated Financial Statements

SOLO BRANDS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	SUCCESSOR			INTERMEDIATE SUCCESSOR
	Year Ended December 31,		October 9, 2020 through December 31, 2020	January 1, 2020 through October 8, 2020
(In thousands, except per share data)	2022	2021
Net sales	$517,627	$403,717	$60,852	$72,576
Cost of goods sold	199,452	144,809	23,183	23,275
Gross profit	318,175	258,908	37,669	49,301
Operating expenses
Selling, general & administrative expenses	259,048	159,524	18,515	21,499
Depreciation and amortization expenses	24,592	18,228	3,285	2,387
Impairment charges	30,589	—	—	—
Other operating expenses	3,582	12,293	22,538	39,203
Total operating expenses	317,811	190,045	44,338	63,089
Income (loss) from operations	364	68,863	(6,669)	(13,788)
Non-operating expenses
Interest expense, net	6,271	10,135	1,507	1,700
Other non-operating, net	712	208	121	319
Total non-operating, net	6,983	10,343	1,628	2,019
Income (loss) before income taxes	(6,619)	58,520	(8,297)	(15,807)
Income tax expense (benefit)	1,001	2,025	21	78
Net income (loss)	(7,620)	56,495	(8,318)	(15,885)
Less: net income earned by controlling members prior to the Reorganization Transactions	—	37,963	—	—
Less: net income (loss) attributable to non-controlling interests	(2,675)	7,841	(8,318)	(15,885)
Net income (loss) attributable to Solo Brands, Inc.	$(4,945)	$10,691	$—	$—

Other comprehensive income (loss)
Foreign currency translation, net of tax	(827)	5	—	—
Comprehensive income (loss)	(8,447)	56,500	(8,318)	(15,885)
Less: other comprehensive income (loss) attributable to non-controlling interests	(322)	—	—	—
Less: net income earned prior to the Reorganization Transactions	—	37,963	—	—
Less: net income (loss) attributable to non-controlling interests	(2,675)	7,841	(8,318)	(15,885)
Comprehensive income (loss) attributable to Solo Brands, Inc.	(5,450)	10,696	—	—

Income (loss) per Class A common stock
Basic	$(0.08)	$0.17	*	*
Diluted	$(0.08)	$0.17	*	*

Weighted-average Class A common stock outstanding
Basic	63,462	63,011	*	*
Diluted	63,462	63,011	*	*
* Refer to Note 17, Net Income (Loss) Per Share for further details of the reason income (loss) per share is not presented for the Successor period from October 9, 2020 through December 31, 2020, and the Intermediate Successor period from January 1, 2020 through October 8, 2020.
See Notes to Consolidated Financial Statements

SOLO BRANDS, INC.
Consolidated Statements of Cash Flows

	SUCCESSOR			INTERMEDIATE SUCCESSOR
	Year Ended December 31,		October 9, 2020 through December 31, 2020	January 1, 2020 through October 8, 2020
(In thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,620)	$56,495	$(8,318)	$(15,885)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities
Impairment charges	30,589	—	—	—
Amortization of intangible assets	21,019	17,453	3,248	2,306
Equity-based compensation	18,598	7,329	—	—
Deferred income taxes	(10,501)	(3,139)	—	—
Operating lease right-of-use assets expense	6,889	—	—	—
Depreciation	3,573	775	37	76
Changes in accounts receivable reserves	1,293	77	35	2
Amortization of debt issuance costs	860	507	55	719
Loss on disposal of property and equipment	66	187	—	—
Non-cash interest expense	—	1,652	—	—
Change in fair value of contingent consideration	—	—	19,073	—
Changes in assets and liabilities
Inventory	(30,884)	(49,413)	(1,975)	(104)
Accrued expenses and other current liabilities	7,587	(8,835)	(23,439)	36,802
Accounts receivable	(5,923)	(15,040)	(1,213)	(1,249)
Other non-current assets and liabilities	(6,359)	653	13	(16)
Deferred revenue	3,334	(17,936)	17,876	2,335
Prepaid expenses and other current assets	(2,802)	(8,134)	(118)	(68)
Accounts payable	2,676	7,123	318	2,169
Net cash provided by (used in) operating activities	32,395	(10,246)	5,592	27,087
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,241)	(10,645)	(297)	(661)
Acquisitions, net of cash acquired	(774)	(133,308)	(273,144)	—
Proceeds from the sale of property and equipment	—	64	—	—
Net cash provided by (used in) investing activities	(10,015)	(143,889)	(273,441)	(661)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	45,000	363,600	118,293	10,000
Repayments of long-term debt	(60,625)	(306,725)	(55,000)	(24,325)
Debt issuance costs paid	—	(4,234)	—	—
Payment of contingent consideration	—	(100,000)	—	(2,080)

Contributions from members before Reorganization Transactions	—	250	—	700
Distributions to members before Reorganization Transactions	—	(33,163)	(12,691)	(3,825)
Proceeds from issuance of Class A common stock, net of underwriters' discounts	—	234,600	250,000	—
Payments of initial public offering costs	—	(5,594)	—	—
Distributions to non-controlling interests	(8,304)	(2,256)	—	—
Taxes paid related to net share settlement of equity awards	(35)	—	—	—
Stock issued under employee stock purchase plan	422	—	—	—
Net cash provided by (used in) financing activities	(23,542)	146,478	300,602	(19,530)
Effect of exchange rate changes on cash	(646)	5	—	—
Net change in cash and cash equivalents	(1,808)	(7,652)	32,753	6,896
Cash and cash equivalents balance, beginning of period	25,101	32,753	—	5,025
Cash and cash equivalents balance, end of period	$23,293	$25,101	$32,753	$11,921

SUPPLEMENTAL DISCLOSURES:
Cash interest paid	$5,125	$8,222	$1,453	$991
Cash income taxes paid	$13,190	$8	$—	$—

SUPPLEMENTAL NONCASH INVESTING AND FINANCING DISCLOSURES:
Non-cash issuance of Class B units - non-controlling interest purchase of Oru	$—	$16,486	$—	$—
Non-cash issuance of Class B units - ISLE	$—	$16,494	$—	$—
Non-cash issuance of Class B units - Chubbies	$—	$29,075	$—	$—
Non-cash acquisition of Class B units	$—	$—	$4,749	$—

See Notes to Consolidated Financial Statements

SOLO BRANDS, INC.
Consolidated Statements of Equity

(In thousands)	Class A Common Stock		Class B Common Stock
SUCCESSOR	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2021	63,397	$63	31,179	$31	$350,088	$10,691	$6	$—	$213,292	$574,171
Net income (loss)	—	—	—	—	—	(4,945)	—	—	(2,675)	(7,620)
Equity-based compensation	—	—	—	—	12,233	—	—	—	4,512	16,745
Tax distributions to non-controlling interests	—	—	—	—	—	—	—	—	(7,859)	(7,859)
Other comprehensive income (loss)	—	—	—	—	—	—	(505)	—	(322)	(827)
Employee stock purchase plan	103	—	—	—	422	—	—	—	—	422
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	—	—	—	(35)	—	(35)
Vested equity-based compensation and re-allocation of ownership percentage	151	1	979	1	(4,625)	—	—	—	4,623	—
Balance at December 31, 2022	63,651	$64	32,158	$32	$358,118	$5,746	$(499)	$(35)	$211,571	$574,997
See Notes to Consolidated Financial Statements

SOLO BRANDS, INC.
Consolidated Statements of Equity

(In thousands)	Class A Common Stock		Class B Common Stock		Class A Units		Class B Units
SUCCESSOR	Shares	Amount	Shares	Amount	Units	Amount	Units	Amount	Incentive Units	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Equity
Balance at December 31, 2020	—	$—	—	$—	250,000	$237,309	175,000	$103,109	$—	$—	$(8,318)	$—	$—	$332,100
Member tax distributions	—	—	—	—	—	(31,503)	—	(1,660)	—	—	—	—	—	(33,163)
Contributions	—	—	—	—	—	—	60	250	—	—	—	—	—	250
Noncontrolling interest in Oru	—	—	—	—	—	—	—	—	—	—	—	—	15,320	15,320
Issuance of Class B units for acquisitions	—	—	—	—	—	—	10,996	45,569	—	—	—	—	—	45,569
Purchase of remaining interest in Oru	—	—	—	—	—	—	9,265	16,486	—	—	—	—	(16,486)	—
Net income prior to Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	37,963	—	1,166	39,129
Equity-based compensation prior to Reorganization Transactions	—	—	913	1	—	—	—	—	4,112	—	—	—	—	4,113
Effect of Reorganization Transactions	48,559	48	30,009	30	(250,000)	(205,806)	(195,321)	(163,754)	(4,112)	246,330	(29,645)	—	156,909	—
Issuance of Class A common stock sold in the initial public offering, net of offering costs	12,903	13	—	—	—	—	—	—	—	153,904	—	—	44,489	198,406
Issuance of Class A common stock sold to underwriters of their exercised option	1,935	2	—	—	—	—	—	—	—	24,695	—	—	5,903	30,600
Net deferred tax adjustments resulting from Reorganization Transactions	—	—	—	—	—	—	—	—	—	(75,663)	—	—	—	(75,663)
Equity-based compensation subsequent to Reorganization Transactions	—	—	—	—	—	—	—	—	—	2,006	—	—	830	2,836

Net income subsequent to Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	10,691	—	6,675	17,366
Other comprehensive income subsequent to Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	6	3	9
Tax distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	(2,701)	(2,701)
Vested equity-based compensation and re-allocation of ownership percentage	—	—	257	—	—	—	—	—	—	(1,184)	—	—	1,184	—
Balance at December 31, 2021	63,397	$63	31,179	$31	—	$—	—	$—	$—	$350,088	$10,691	$6	$213,292	$574,171

See Notes to Consolidated Financial Statements

SOLO BRANDS, INC.
Consolidated Statements of Equity

(In thousands)	Class A-1		Class A-2
INTERMEDIATE SUCCESSOR	Units	Amount	Units	Amount	Retained Earnings (Accumulated Deficit)	Total Equity
Balance at December 31, 2019	76,131	$77,244	1,975	$1,933	$(5,022)	$74,155
Rollover contribution	—	—	700	700	—	700
Member tax distributions	—	(3,672)	—	(153)	—	(3,825)
Net income (loss)	—	—	—	—	(15,885)	(15,885)
Balance at October 8, 2020	76,131	$73,572	2,675	$2,480	$(20,907)	$55,145

(In thousands)	Class A		Class B
SUCCESSOR	Units	Amount	Units	Amount	Retained Earnings (Accumulated Deficit)	Total Equity
Balance at October 9, 2020	—	$—	—	$—	$—	$—
Issuance of Class A units	250,000	250,000	—	—	—	250,000
Issuance of Class B units	—	—	175,000	103,109	—	103,109
Member tax distributions	—	(12,691)	—	—	—	(12,691)
Net income (loss)	—	—	—	—	(8,318)	(8,318)
Balance at December 31, 2020	250,000	$237,309	175,000	$103,109	$(8,318)	$332,100

See Notes to Consolidated Financial Statements

SOLO BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization and Description of Business

Description of Business

Solo Brands, Inc. (“Company” or “Solo Brands”), through a wholly-owned subsidiary, Solo Stove Holdings, LLC (“Holdings”), operates four premium brands—Solo Stove, Oru Kayak (“Oru”), ISLE Paddle Boards (“ISLE”), and Chubbies apparel. Solo Stove offers portable, low-smoke fire pits, grills, and camping stoves for backyard and outdoor use in different sizes, fire pit bundles, gear kits, stoves, cookware, dinnerware, and a variety of clothing and accessories. Oru offers a flagship line of lightweight, foldable kayaks. ISLE produces high-quality stand-up paddle boards with colorful designs that are engineered to accommodate every skill level, style, and interest. Chubbies is a fun-loving, premium apparel brand that offers well-fitted comfortable clothing with unique style. Solo Brands distributes its products through individual brand websites and other partners across North America, Europe and Australia.

Organization
Solo Brands, Inc. was incorporated in Delaware on June 23, 2021 for the purpose of facilitating an initial public offering and other related transactions in order to carry on the Company’s business. On October 28, 2021, Solo Brands, Inc. completed its initial public offering of 14,838,708 shares of Class A common stock.

In connection with the IPO, the organizational structure was converted to an umbrella partnership-C-Corporation with Solo Brands, Inc. having a controlling equity interest in Holdings. The Reorganization Transactions were accounted for as a transaction between entities under common control. As the sole managing member, Solo Brands, Inc. operates and controls all of the business and affairs and, through Holdings and its subsidiaries, conducts the business. Solo Brands, Inc. consolidates Holdings in its consolidated financial statements and reports a non-controlling interest related to the common units held by the Continuing LLC Owners on its audited consolidated financial statements.

Holdings was formed as a single-member limited liability company in the state of Delaware on October 6, 2020. Through a wholly-owned subsidiary, pursuant to the securities purchase agreement (the “2020 Agreement”) dated October 9, 2020, Holdings acquired 100% percent of the outstanding units of Solo Brands, LLC (previously Frontline Advance, LLC dba Solo Stove).

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

Basis of Presentation
The period January 1, 2020 through October 8, 2020 is referred to as “Intermediate Successor.” The Intermediate Successor period reflects the costs and activities as well as the recognition of assets and liabilities at their fair values pursuant to the election of push-down accounting as of the consummation of the 2019 Agreement. Prior to the formation of Holdings, equity represents interest in Solo Brands, LLC.
The period October 9, 2020 through December 31, 2022 is referred to as “Successor.” The Successor period reflects the costs and activities as well as the recognition of assets and liabilities of the Company at their fair values pursuant to the election of push-down accounting as of the consummation of the 2020 Agreement. Due to the application of acquisition accounting, the election of push-down accounting, and the conforming of significant accounting policies, the results of the consolidated financial statements for Intermediate Successor and Successor periods are not comparable. Subsequent to the formation of the Successor and through the date of the Reorganization Transactions, equity represents interest in Holdings. Subsequent to the Reorganization Transactions, equity represents interest in Solo Brands, Inc. and the Continuing LLC Owners’ interest in Holdings. However, the operations of the Company during this period were conducted through Solo Brands, LLC.
The consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”). The consolidated financial statements include those of our wholly-owned subsidiaries. Intercompany balances and transactions are eliminated in consolidation. Certain prior period amounts have been conformed to the current period’s presentation.

NOTE 2 – Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses during the reporting period and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates and assumptions about future events and their effects cannot be made with certainty. Estimates may change as new events occur when additional information becomes available and if our operating environment changes. Actual results could differ from our estimates.

Concentrations of Credit Risk

The Company extends trade credit to its business-to-business customers on terms that generally are practiced in the industry. The Company periodically performs credit analyses and monitors the financial condition of its customers to reduce credit risk. The Company performs ongoing credit evaluations of its customers, but generally does not require collateral to support accounts receivable. Accounts receivable mostly consist of amounts due from our business-to-business customers.

For the year ended December 31, 2022, Costco accounts for 42.5% of the Company’s total outstanding accounts receivable. For the year ended December 31, 2021, Bed Bath and Beyond, Ace Hardware, and Dick’s Sporting Goods accounted for 21.0%, 19.0%, and 13.0%, respectively, of the Company’s total outstanding accounts receivable. There are no other significant concentrations of receivables that represent a significant credit risk.

In the Successor periods for the years ended December 31, 2022 and December 31, 2021, in the Successor period for October 9, 2020 through December 31, 2020, and in the Intermediate Successor period for January 1, 2020 through October 8, 2020, no single customer accounted for more than 10% of total net sales.

The Company is exposed to risk due to the concentration of business activity with certain third-party manufacturers of our products. The majority of the camp stoves and fire pits are currently made in China by one manufacturer, with additional manufacturing and available capacity between two separate manufacturers in China. Further, limited manufacturing occurs in India and Vietnam. The majority of the kayaks and kayak accessories were made by two manufacturers in Mexico for the majority of 2022, but are currently made by one manufacturer in Mexico. The majority of the stand up paddle boards and paddle board accessories are currently made in China between a number of manufacturers, with an additional manufacturer in Vietnam. The majority of the casual wear, sportwear, swimwear, outerwear, loungewear, and other accessories are currently made in Vietnam between a variety of manufacturers, with additional manufacturers in India, China, and the United States.

Segment Information

The Company’s Chief Executive Officer, as the chief operating decision-maker, organizes the Company, manages resource allocations, and measures performance on the basis of one operating segment. We report the Company’s operations as a single reportable segment and manage the business as a single-brand outdoor consumer products business. This is supported by the operational structure of the Company, which includes marketing, distribution, information technology, accounting and finance, human resources, payroll and legal functions focused on the entire product suite rather than individual product categories. The chief operating decision maker does not regularly review financial information for individual product categories, sales channels, or geographic regions that would allow decisions to be made about the allocation of resources or performance.

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

Fair values determined by Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. These Level 3 fair value measurements are based primarily on management’s own estimates using pricing models, discounted cash flow methodologies, or similar techniques taking into account the characteristics of the asset or liability.

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

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, and bank indebtedness. The carrying amount of cash, accounts receivable, and accounts payable, approximates fair value due to the short-term maturity of these instruments.

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

Accounts Receivable, net

Accounts receivables consists of amounts due to the Company from retailers and direct-to-corporate customers. Accounts receivable are recorded at invoiced amounts, less contractual allowances for trade terms, sales incentive programs, and discounts. The Company maintains an allowance for doubtful accounts for estimated losses that will result from the inability of customers to make required payments. The allowance is determined based on a review of specific customer accounts where the collection is doubtful, as well as an assessment of the collectability of total receivables considering the aging of balances, historical and anticipated trends, and other factors. All accounts are subject to an ongoing review of ultimate collectability. Receivables are written off against the allowance when it is probable the amounts will not be recovered.

Bad debt expense is recorded to selling, general, & administrative expenses on the consolidated statements of operations and comprehensive income (loss). Bad debt expense for the Successor years ended December 31, 2022 and December 31, 2021 was $1.3 million and $0.3 million, respectively. Bad debt expense was nominal for the Successor period from October 9, 2020 through December 31, 2020 and for the Intermediate Successor period from January 1, 2020 through October 8, 2020.

Inventory

Inventories are comprised primarily of finished goods and are recorded at the lower of cost or net realizable value. Cost is determined using average costing that approximates actual cost on a first-in, first-out (FIFO) method. Obsolete or slow-moving inventory is written down to estimated net realizable value.

Property and Equipment, net

Property and equipment acquired through acquisitions (as described in Note 4, Acquisitions) are recorded at estimated fair value as of that date. Property and equipment acquired subsequent to acquisitions are recorded at cost, net of accumulated depreciation. Costs of maintenance and repairs are charged to expense when incurred. When property and equipment are sold or disposed of, the cost and related accumulated depreciation is written off, and a gain or loss, if applicable, is recorded. The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Property and equipment are depreciated on a straight-line method over their estimated useful lives. The useful lives for property and equipment are as follows:

Useful Life
Computers, software, and other equipment	3 Years
Machinery	5 Years
Leasehold improvements	Shorter of lease term or 5 Years
Furniture and fixtures	5 Years

Goodwill

Goodwill is determined based upon the excess enterprise value over the estimated fair value of assets and liabilities assumed and is recorded at its estimated fair value at the date of acquisition. The Company reviews goodwill at the reporting unit level, which is one level below the operating segment, for impairment annually on October 1st of each fiscal year and on an interim basis whenever events or changes in circumstances indicate the fair value of such assets may be below their carrying value.

Intangible Assets

Intangible assets are comprised of brands, trademarks, developed technology, customer relationships and patents and are recorded at their estimated fair values at the date of acquisition. Acquired definite-lived intangible assets subject to amortization are amortized using the straight-line method over the estimated useful lives of the assets.

In addition, external legal costs incurred in the defense of our trademarks and patents are capitalized when we believe that the future economic benefit of the intangible asset will be increased, and a successful defense is probable. In the event of a successful defense, the settlements received are netted against the external legal costs that were capitalized. Capitalized trademark and patent defense costs are amortized over the remaining useful life of the asset. Where the defense of the trademark or patent maintains rather than increases the expected future economic benefits from the asset, the costs would generally be expensed as incurred. The external legal costs incurred and settlements received may not occur in the same period.

The useful lives for intangible assets subject to amortization are as follows:

Useful Life
Brand	15 Years
Trademarks	5-15 Years
Customer relationships	6-15 Years
Developed technology	6 Years
Patents	8 Years

Debt Issuance Costs

Debt issuance costs incurred by the Company in connection with obtaining debt are recorded on the balance sheet as a direct deduction from the carrying value of the associated debt liability. The costs are amortized on a straight-line basis over the term of the related debt and reported as a component of interest expense, net.

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

Revenue Recognition

The Company primarily engages in direct-to-consumer transactions, which are comprised of product sales directly from the Company’s website, and business-to-business transactions, or wholesale, which are comprised of product sales to retailers, including where possession of the Company’s products is taken and sold by the retailer in-store or online.

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

Sales Returns and Allowances

Sales returns are recorded when the customer makes a return of a purchased product or when the customer agrees to keep a purchased product in return for a reduction in the selling price. The allowance for sales returns is established based on historical return rates and the Company’s analysis of macroeconomic conditions.

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

Cost of Goods Sold

Cost of goods sold includes the purchase price of merchandise sold to customers and inbound shipping and handling costs. Cost of goods sold also includes depreciation on molds and equipment that we own, allocated overhead and direct and indirect labor for warehouse personnel.

Shipping and Handling Costs

Costs associated with the shipping and handling of customer sales are expensed when the product ships to the customer. These costs are included in selling, general, & administrative expenses on the consolidated statements of operations and comprehensive income (loss).

Advertising Expense

Advertising costs are expensed as incurred. These costs are included in selling, general, & administrative expenses on the consolidated statements of operations and comprehensive income (loss).

Advertising expense for the Successor years ended December 31, 2022 and December 31, 2021 was $93.4 million and $74.5 million, respectively, $9.4 million for the Successor period from October 9, 2020 through December 31, 2020 and $8.4 million for the Intermediate Successor period from January 1, 2020 through October 8, 2020.

Research and Development Expense

Research and development costs consist of costs related to new product development, continued evolution of current products, tools and supplies related to new and current products and prototyping and testing. These costs are expensed as incurred and included in selling, general, & administrative expenses on the consolidated statements of operations and comprehensive income (loss).

Research and development expense for the Successor years ended December 31, 2022 and December 31, 2021 was $1.1 million and $0.3 million, respectively. Research and development expense was nominal for the Successor period from October 9, 2020 through December 31, 2020 and for the Intermediate Successor period from January 1, 2020 through October 8, 2020.

Other Operating Expenses

Other operating expenses consist primarily of business optimization, business expansion, transaction-related, management transition and merger and acquisition expenses.

Income Taxes

The Company accounts for income taxes pursuant to the asset and liability method which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying values and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense (benefit) on the consolidated statements of operations and comprehensive income (loss) in the period of enactment. A valuation allowance is recognized if the Company determines it is more likely than not that all or a portion of a deferred tax asset will not be recognized. In making such determination, the Company considers all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent and expected future results of operations.

As a result of the Reorganization Transactions, Solo Brands, Inc. became the sole managing member of Holdings, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Holdings is passed through to and included in the taxable income or loss of its members, including Solo Brands, Inc. following the Reorganization Transactions, on a pro rata basis. Solo Brands, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income of Holdings following the Reorganization Transactions. The Company is also subject to taxes in foreign jurisdictions.

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

Warranty

The Company warrants its products against manufacturing defects and will replace all products sold by an authorized retailer that are deemed defective. The Company does not warranty its products against normal wear or misuse. Historically, warranty claims have been nominal, and the Company does not expect large warranty claims in the future. These costs are included in selling, general, & administrative expenses on the consolidated statements of operations and comprehensive income (loss).

Income (Loss) Per Share

In the Successor periods following the IPO, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Class A common stock outstanding during the period. Diluted earnings per share assumes conversion of potentially dilutive securities such as stock options, restricted stock units, and performance stock units.

Equity-Based Compensation

The Company recognizes equity-based compensation expense for employees and non-employees based on the grant-date fair value of the award. Certain awards contain service and performance vesting conditions. The grant date fair values of restricted stock awards that contain service vesting conditions and performance stock awards that contain a performance target are estimated based on the fair value of the underlying shares on the grant date. The Company uses a Black-Scholes option-pricing model to calculate the fair value of stock options. This model requires various judgmental assumptions including volatility, the risk free rate, and expected term. For awards with market vesting conditions, the fair value is estimated using a Monte Carlo simulation model, which incorporates the likelihood of achieving the market condition. For service-based awards and performance-based awards that are considered probable of vesting, compensation cost is recognized on a straight-line basis over the requisite service period. Equity-based compensation expense is recorded in the selling, general and administrative expense line item on the consolidated statements of operations and other comprehensive income (loss).

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), and has modified the standard thereafter, which supersedes the lease requirements in ASC 840. The ASU requires lessees to recognize a right-of-use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the consolidated statement of operations and comprehensive income (loss). Prior to this new standard, leases were classified as either capital or operating, with only capital leases recognized on the consolidated balance sheets. The Company did not have any capital leases prior to or upon adoption of ASU 2016-02. The Company adopted this standard on January 1, 2022 using the modified retrospective transition approach. Upon adoption of ASU 2016-02, the Company recorded the following amounts associated with operating leases in its consolidated balance sheet at January 1, 2022: $24.9 million of ROU assets in other non-current assets, $4.1 million of lease liabilities in accrued expenses and other current liabilities and $21.4 million of lease liabilities in other non-current liabilities. There was no impact to the opening balance of retained earnings as a result of implementing ASU 2016-02. The Company elected the package of three practical expedients available under the ASU, which allows entities to carryforward accounting conclusions under previous GAAP by not reassessing the following: (a) whether a contract is or contains a lease, (b) lease classification or (c) determination of initial direct costs. Additionally, the Company implemented appropriate changes to internal processes and controls to support recognition, subsequent measurement and disclosures.

Recently Issued Accounting Pronouncements - Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU includes changes to the accounting and measurement of financial assets, including the Company’s accounts receivable, by requiring the Company to recognize an allowance for all expected losses over the life of the financial asset at origination. This is different from the current practice, where an allowance is not recognized until the losses are considered probable. In November 2019, the FASB issued ASU 2019-10, deferring the effective date of ASU 2016-13 to annual periods beginning after December 15, 2022. Upon adoption on January 1, 2023, the ASU will be applied using a modified retrospective transition method to the beginning of the earliest period presented. Although early adoption is permitted, the Company has chosen not to early adopt. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, an update that provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions effected by reference rate reform if certain criteria are met. The optional guidance is provided to ease the potential burden of accounting for reference rate reform. The guidance was effective as of March 12, 2020. In December 2022, the FASB issued ASU 2022-06, deferring the date through which Topic 848 is available for contract modifications to December 31, 2024. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

NOTE 3 – Revenue

The following table disaggregates our net sales by channel:

	SUCCESSOR	SUCCESSOR	SUCCESSOR	INTERMEDIATE SUCCESSOR
	Year Ended December 31,		October 9, 2020 through December 31, 2020	January 1, 2020 through October 8, 2020
	2022	2021
Net sales by channel
Direct-to-consumer	$423,412	$355,658	$56,986	$65,701
Wholesale	94,215	48,059	3,866	6,875
Total net sales	$517,627	$403,717	$60,852	$72,576

Total sales returns and allowances were $14.8 million and $11.6 million for the Successor years ended December 31, 2022 and 2021, respectively, $4.7 million in the Successor period from October 9, 2020 through December 31, 2020, and $3.0 million in the Intermediate Successor period from January 1, 2020 through October 8, 2020. These amounts are included in net sales on the consolidated statements of operations and comprehensive income (loss).

NOTE 4 – Acquisitions

The following transactions were accounted for under the acquisition method of accounting for business combinations.

Oru Kayak, Inc.

On May 3, 2021, Solo Brands, LLC acquired 60% of the voting equity interests in Oru Kayak, Inc. (“Oru”) for total cash consideration of $25.4 million. Additionally, the Company had the option to purchase the remaining 40% upon a liquidity event, which it did on September 8, 2021 in exchange for 9.3 million Class B Units of Holdings. The exercise price of the option was equal to Oru’s last twelve months adjusted EBITDA times a predetermined multiple. The Company acquired Oru to increase its brand and market share in the overall outdoor activities industry, as Oru manufactures, markets, and sells kayak boats and kayak accessories.

The excess enterprise value of Oru over the estimated fair value of assets and liabilities assumed was recorded as goodwill. Goodwill was recorded to reflect the excess purchase consideration over net assets acquired, which represents the value that is expected from expanding the Company’s product offerings and other synergies. Factors that contributed to the recognition of goodwill included the expected future revenue growth of Oru. None of the goodwill recognized was expected to be deductible for tax purposes. A working capital settlement of $0.2 million was paid during the first quarter of 2022 and purchase accounting has been finalized.

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

Net sales of Oru included in the Company’s consolidated statements of operations and comprehensive income (loss) since the acquisition date for the Successor years ended December 31, 2022 and December 31, 2021 were $28.2 million and $19.9 million, respectively, and net income for the same periods was $2.8 million and $2.8 million, respectively.

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

Net sales of ISLE included in the Company’s consolidated statements of operations and comprehensive income (loss) since the acquisition date for the Successor years ended December 31, 2022 and December 31, 2021 were $17.8 million and $5.4 million, respectively, and net loss for the same periods was $33.8 million and $7.1 million, respectively.

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

The excess enterprise value of Chubbies over the estimated fair value of assets and liabilities assumed was recorded as goodwill. Goodwill was recorded to reflect the excess purchase consideration over net assets acquired, which represents the value that is expected from expanding the Company’s product offerings and other synergies. Factors that contributed to the recognition of goodwill included the expected future revenue growth of Chubbies. None of the goodwill recognized was expected to be deductible for tax purposes. A working capital settlement of $0.6 million was paid during the first quarter of 2022 and purchase accounting has been finalized.

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

Net sales of Chubbies included in the Company’s consolidated statements of operations and comprehensive income (loss) since the acquisition date for the Successor years ended December 31, 2022 and December 31, 2021 were $89.3 million and $16.4 million, respectively. Net income for the 2022 period was $0.1 million, and net loss for the 2021 period was $8.1 million.

The table below summarizes the aggregate amount of net sales and net loss for Oru, ISLE and Chubbies for the years ended December 31, 2022 and 2021. The amounts for the year ended December 31, 2021 are unaudited pro-forma amounts reflecting the amounts of net sales and net loss as if the acquisitions had occurred as of January 1, 2021.

	Successor
	Year Ended December 31,
	2022	2021
	(Actuals)	(Pro-Forma) (Unaudited)
Net sales
Acquisitions	$135,256	$121,273

Net loss
Acquisitions	$(20,488)	$(20,349)

Pro-forma net sales, if combined with the net sales of Solo Brands, Inc., for the Successor period ended December 31, 2021 would have been $483.3 million and pro-forma net income, if combined with the net income of Solo Brands, Inc., would have been $48.5 million.

NOTE 5 – Inventory

Inventory consisted of the following:

	December 31, 2022	December 31, 2021
Finished products on hand	$112,126	$64,310
Finished products in transit	16,589	28,064
Raw materials	4,275	2,148
Fair value write-up	—	7,813
Inventory	$132,990	$102,335

NOTE 6 – Property and Equipment, net

Property and equipment, net consisted of the following:

	December 31, 2022	December 31, 2021
Machinery	$8,940	$1,288
Computer, software, and other equipment	2,003	3,032
Leasehold improvements	6,959	6,121
Furniture and fixtures	1,463	746
Construction in progress	67	166
Property and equipment, gross	19,432	11,353
Accumulated depreciation	(4,266)	(750)
Property and equipment, net	$15,166	$10,603

Depreciation expense was $3.6 million and $0.8 million for the Successor years ended December 31, 2022 and 2021, respectively. Depreciation expense was nominal in the Successor period from October 9, 2020 through December 31, 2020 and in the Intermediate Successor period from January 1, 2020 through October 8, 2020.

NOTE 7 – Intangible Assets, net

Intangible assets, net consisted of the following:

	December 31, 2022	December 31, 2021
Gross carrying value
Brand	$196,114	$196,114
Trademarks	33,566	33,457
Customer relationships	28,605	28,605
Developed technology	17,871	17,871
Patents	2,883	1,888
Intangible assets, gross	279,039	277,935

Accumulated amortization and impairments
Brand	(29,146)	(16,036)
Trademarks(1)	(5,957)	(901)
Customer relationships	(4,542)	(1,915)
Developed technology	(4,255)	(1,702)
Patents	(507)	(147)
Accumulated amortization, gross	(44,407)	(20,701)
Intangible assets, net	$234,632	$257,234
(1) Includes impairment of trademark discussed below.

In the second quarter of 2022, as a result of the Company’s identification of triggering events to perform an interim quantitative goodwill impairment test (see Note 7, Goodwill for more information), the Company first considered the extent to which the adverse events and circumstances identified could affect the reporting units’ carrying amounts. The Company observed weakened paddleboard sales resulting in a lower near-term forecast of future operating results, which constituted a triggering event for one of the Company’s held and used long-lived asset groups primarily consisting of a trademark intangible asset. The Company reviewed the undiscounted future cash flows for the identified long-lived asset group, and the results of the analysis indicated the carrying amount for the long-lived asset group was not expected to be recovered. The Company estimated the fair value of the trademark intangible using the relief-from-royalty method under the income approach, based on the following significant assumptions: management’s estimates of future net sales for the long-lived asset group, the royalty rate and the weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the long-lived asset group. The fair value was then compared to the carrying value of the long-lived asset group, and the Company recorded a $2.7 million impairment charge to the trademark intangible asset at June 30, 2022. This impairment charge was recorded to impairment charges on the consolidated statements of operations and comprehensive income (loss). As a result of this impairment charge, the Company also reassessed the useful life of this trademark and revised it from fifteen years to five years. This change does not have a material impact to amortization expense in any future year.

Amortization expense was $21.0 million and $17.5 million for the Successor years ended December 31, 2022 and 2021, respectively. Amortization expense was $3.2 million in the Successor period from October 9, 2020 through December 31, 2020 and $2.3 million in the Intermediate Successor period from January 1, 2020 through October 8, 2020.

Estimated amortization expense for the next five years was as follows:

Years ending December 31,	Amount
2023	$21,191
2024	21,191
2025	21,191
2026	21,070
2027	20,899
Thereafter	129,090
Total future amortization expense	$234,632

NOTE 8 – Goodwill

The carrying value of goodwill was as follows:

Balance, December 31, 2020	$289,096
Acquisitions	121,463
Balance, December 31, 2021	410,559
Accumulated impairment losses	(27,901)
Balance, December 31, 2022	$382,658

In the second quarter of 2022, the Company identified triggering events indicating the fair value of one or more of the Company’s reporting units more likely than not did not exceed their carrying values. The triggering events included: (1) adverse equity market conditions resulting in a sustained decline in the Company’s stock price subsequent to the Company’s issuance of its first quarter 2022 results on Form 10-Q and (2) weakened demand for the ISLE reporting unit’s products resulting in a lower near-term forecast of future operating results. As a result, the Company performed an interim quantitative goodwill impairment test for all of its reporting units and recorded a $27.9 million goodwill impairment charge related to its ISLE reporting unit, which has $1.7 million of remaining goodwill after the impairment. The results of the interim quantitative test did not result in a goodwill impairment for the Company’s other reporting units. The impairment charge was recorded to impairment charges on the consolidated statements of operations and comprehensive income (loss).

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

The Company completed its annual goodwill impairment test as of October 1, 2022. The Company qualitatively assessed whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This assessment was made based on relevant information, including applicable facts and circumstances, known as of the goodwill impairment assessment date. Due to the triggering events identified in the second quarter of 2022 and the subsequent quantitative impairment test performed at that time, the non-persistent nature of the triggering events in the second half of 2022 and the qualitative assessment performed as of October 1, 2022, the Company does not believe that it is more likely than not that the carrying value of its reporting units exceed their fair values. For 2021, the annual goodwill impairment analysis did not result in impairment charges at any of the Company’s reporting units.

NOTE 9 – Accrued Expenses and Other Current Liabilities

Significant accrued expenses and other current liabilities were as follows:

	December 31, 2022	December 31, 2021
Inventory(1)	$7,543	$5,966
Payroll	6,999	6,972
Leases	6,889	—
Non-income taxes	6,163	5,072
Income taxes	5,490	4,631
Allowance for sales returns	3,937	1,462
Shipping costs	3,607	1,936
Other	2,749	4,225
Accrued expenses and other current liabilities	$43,377	$30,264
(1) $2.1 million in accounts payable for inventory-in-transit as of December 31, 2021 has been reclassified to accrued expenses and other current liabilities as of December 31, 2022 in order to maintain comparability of the financial statements.

NOTE 10 – Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2022	December 31, 2021
Term loan	$96,250	$99,375
Revolving credit facility	20,000	32,500
Unamortized debt issuance costs	(2,867)	(3,727)
Total debt, net of debt issuance costs	113,383	128,148
Less current portion of long-term debt	5,000	3,125
Long-term debt, net	$108,383	$125,023

Interest expense related to long-term debt was $6.3 million and $10.1 million for the Successor years ended December 31, 2022 and 2021, respectively. Interest expense was $1.5 million in the Successor period from October 9, 2020 through December 31, 2020 and $1.7 million in the Intermediate Successor period from January 1, 2020 through October 8, 2020.

Revolving Credit Facility and Term Loan

On May 12, 2021, the Company entered into a credit agreement with a bank (the “Revolving Credit Facility”). Under the terms of this agreement, the Company may borrow up to $200 million under a revolving credit facility. On June 2, 2021, and on September 1, 2021, the Company entered into amendments to the Revolving Credit Facility, which resulted in an increase in the maximum amount available under the Revolving Credit Facility to $350 million. Under the terms of the Revolving Credit Facility, the Company has access to certain swing line loans and up to $20.0 million in letters of credit. The Revolving Credit Facility matures on May 12, 2026 and bears interest at a rate equal to the base rate as defined in the agreement plus an applicable margin, which as of December 31, 2022, was based on LIBOR. Interest is due, at a minimum, on a quarterly basis, with principal not due until maturity under the Revolving Credit Facility.

In addition to the above, the amendment on September 1, 2021 included a provision for the Company to borrow up to $100.0 million under a term loan (the “Term Loan”). The proceeds from the Term Loan were used to fund the Chubbies acquisition (see Note 4 for information on the acquisition). The Term Loan matures on September 1, 2026 and bears interest at a rate equal to a base rate defined in the agreement plus an applicable margin, which as of December 31, 2022 was based on LIBOR. The Company was required to make quarterly principal payments on the Term Loan beginning on December 31, 2021. The Company was in compliance with all covenants under all credit arrangements as of December 31, 2022.

Subordinated Debt - Related Party

On October 9, 2020, the Company entered into notes payable agreements (the “Subordinated Debt”) with certain Class A unitholders for $30.0 million that were subordinate to the Senior Debt Facility described below. The notes bore interest at 12% per annum and required quarterly interest payments, with principal due one year following the maturity of the Senior Debt Facility. In November 2021, the Company used the IPO and underwriters option proceeds to repay in full the Subordinated Debt.

Senior Debt Facility

The Company voluntarily repaid in full the principal amount and $1.0 million of accrued interest outstanding under the Senior Debt Facility on May 31, 2021, using proceeds from the Revolving Credit Facility described above. The Company wrote off $1.5 million of debt issuance costs associated with the Senior Debt Facility during the year ended December 31, 2021.

As of December 31, 2022, the future maturities of principal amounts of our total debt obligations, excluding lease obligations (see Note 11 for future maturities of lease obligations), for the next five years and in total, consists of the following:

Years Ending December 31,	Amount
2023	$5,000
2024	6,250
2025	10,625
2026	94,375
Total	$116,250

NOTE 11 – Leases

The following table presents the components of the total leased assets and lease liabilities and their classification in the Company's consolidated balance sheets:

	Classification in Consolidated Balance Sheets	December 31, 2022
Operating lease right-of-use assets	Other non-current assets	$34,259

Current operating lease liabilities	Accrued expenses and other current liabilities	6,889
Long-term operating lease liabilities	Other non-current liabilities	29,133
Total operating lease liabilities		$36,022

The components of lease expense were as follows:

Year Ended December 31,
2022
Operating lease right-of-use expense	$6,890
Variable and short-term lease expense	1,446
Total lease expense	$8,336

The weighted average remaining lease term and discount rate are presented in the following table:

December 31, 2022
Weighted average remaining lease term (years)	5.05
Weighted average discount rate	2.66%

Cash flow and other information related to leases is included in the following table:

Year Ended December 31,
2022
Operating cash outflows for amounts included in the measurement of lease liabilities	$5,676
Right of use assets obtained in exchange for lease obligations	14,797

Future maturities of lease liabilities at December 31, 2022 are presented in the following table:

Years Ending December 31,	Operating Leases
2023	$7,830
2024	7,957
2025	8,019
2026	6,603
2027	4,667
Thereafter	3,906
Total lease payments	38,982
Less: imputed interest	2,960
Present value of lease liabilities	$36,022

NOTE 12 – Equity-Based Compensation

Fair Value Considerations

Determining the fair value of awards requires judgment. The Monte Carlo simulation and Black-Scholes models were used to estimate the fair value of awards that have service, performance and/or market vesting conditions. The assumptions used in these models require the input of subjective assumptions as follows:

Fair value—The fair value of the common stock underlying the incentive units was determined by the Company’s board of directors (the “Board”). Because there was no public market for the incentive units, the Company’s Board determined the common stock fair value at the incentive unit grant date by considering several objective and subjective factors, including the price paid for its common and preferred stock, actual and forecasted operating and financial performance, market conditions and performance of comparable publicly traded companies, developments and milestones within the Company, the rights, preferences, and privileges of its common and preferred stock, and the likelihood of achieving a liquidity event. The fair value of the common stock underlying stock options, restricted stock units and performance stock units was determined by the closing stock price on the New York Stock Exchange.

Expected volatility—Expected volatility was based on historical volatilities of a publicly-traded peer group based on weekly price observations over a period equivalent to the expected term of the award.

Expected term—For awards with only service vesting conditions, the expected term was determined using the simplified method, which estimates the expected term using the contractual life of the award and the vesting period. For awards with performance or market conditions, the term was estimated in consideration of the time period expected to achieve the performance or market condition, the contractual term of the award, and estimates of future exercise behavior.

Risk-free interest rate—The risk-free interest rate was based on the U.S. Treasury yield of treasury bonds with a maturity that approximates the expected term of the award.

Expected dividend yield—The dividend yield was based on the Company’s expectations of dividend payouts. The Company has never declared or paid any cash dividends on its common stock, and the Company does not anticipate paying any cash dividends in the foreseeable future.

DLOM estimate—The discounts for lack of marketability were used to help calculate the value of closely held and restricted shares. A valuation discount exists between a share that is publicly traded, and thus has a market, and the market for privately held stock, which often has little, if any, marketplace.

Forfeiture rate—The Company recognizes forfeitures as they occur instead of estimating forfeitures based on historical activity.

Summary of Equity-Based Compensation

The table below summarizes equity-based compensation expense recognized by award type:

	SUCCESSOR			INTERMEDIATE SUCCESSOR
	Year Ended December 31,		October 9, 2020 through December 31, 2020	January 1, 2020 through October 8, 2020
	2022	2021
Incentive units	$13,616	$6,646	$—	$—
Restricted stock units	3,626	553	—	—
Stock options	657	130	—	—
Performance stock units	628	—	—	—
Employee stock purchases	71	—	—	—
Total equity-based compensation	$18,598	$7,329	$—	$—

The following table summarizes the Company’s total unrecognized equity-based compensation as of December 31, 2022:

Unrecognized Equity-Based Compensation
Incentive units	$12,195
Restricted stock units	15,301
Stock options	3,538
Performance stock units	4,371
Total unrecognized equity-based compensation	$35,405

Excess tax benefits (detriments) related to equity-based compensation were $(1.6) million in 2022, with no corresponding amount in 2021.

Incentive Units

Prior to the IPO, certain employees of the Company purchased incentive units in Solo Stove Holdings, LLC for $0.000001 per unit. The majority of the incentive units were issued in December 2020 with additional issuances in January and March 2021. The Company used the Monte Carlo simulation model to determine the fair value of the incentive units. Each incentive award consists of service-based units (representing one-third (1/3) of the number of incentive units) and performance-based units (representing two-thirds (2/3) of the number of incentive units).

The incentive units with a service condition are scheduled to vest over four years with 25% vesting on the one-year anniversary of the grant date and the remaining 75% of such service-based units vesting in substantially equal monthly installments over the following three years, subject to the employee’s continued employment through each applicable vesting date. Additionally, the vesting of the service-based units will accelerate upon the occurrence of a sale transaction prior to the employee’s termination of employment. The IPO did not meet the definition of a sale transaction per the incentive unit agreement. Therefore, the vesting of the service-based units did not accelerate upon the IPO, nor did the vesting schedule change.

There were 27.6 million incentive units outstanding immediately before the Reorganization Transactions. After the Reorganization Transactions, the 27.6 million incentive units converted into 3.4 million common units in Holdings. The 3.4 million common units consist of service-based units representing one-third (1/3) of the common units and performance-based units representing two-thirds (2/3) of the common units.

In connection with the IPO, 0.9 million of the 2.3 million performance-based common units vested with the remaining 1.4 million unvested performance-based common units being canceled. Associated with these vested units, the Company recognized $3.3 million of stock compensation expense during the fourth quarter of fiscal year 2021.

At IPO, the 1.4 million performance-based incentive units that did not vest were replaced with service-based common units in Holdings that vest over two years, with 50% of units vesting after one year and 50% vesting in four quarterly installments in the following year, subject to the employee’s continued employment with the Company through the applicable vesting date. If Summit Partners sells all of its equity interests in the Company or if the investment return to Summit equals or exceeds 4.0x on a per-share basis for four consecutive quarters, and in each case the employee remains employed with the Company on such date, then all unvested service-based common units that were previously performance-based incentive units will vest. For accounting purposes, these awards were considered new awards with an estimated fair value of $25.8 million. Pursuant to the Stockholders Agreement, dated October 27, 2021 by and among the Company and the stockholders party thereto, holders of common units cannot exercise vested service-based common units until such time as Summit Partners and its affiliates cease to own any of the shares of Holdings common stock owned by them at IPO, Summit Partners does a follow-on registered offering in which case holders can perform an equivalent transaction, or the Stockholders Agreement is otherwise terminated in accordance with its terms.

The grant date fair value of each incentive unit incorporates a range of assumptions for inputs as follows:

2020
Expected term (years)	4.0
Expected stock price volatility	36.0%
Risk-free interest rate	0.3%
Expected dividend yield	—
DLOM estimate	16.0%
Weighted average fair value at grant date	$0.25

A summary of the incentive and common units is as follows for the periods indicated (in thousands, except per share data):

	Outstanding Incentive Units	Outstanding Common Units	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested, December 31, 2020	24,551	—	$0.25	3.00	$6,220
Granted prior to Reorganization Transactions	3,730	—	0.45		1,663
Forfeited/cancelled prior to Reorganization Transactions	(723)	—	0.25		(183)
Effect of Reorganization Transactions(1)	(27,558)	3,408	—		—
Cancellation of unvested performance units in connection with the IPO(2)	—	(1,359)	—		—
Grant of replacement awards in connection with the IPO(3)	—	1,359	18.95		25,754
Vested in connection with the IPO(4)	—	(913)	1.47		(1,342)
Vested subsequent to Reorganization Transactions	—	(257)	3.84		(988)
Unvested, December 31, 2021	—	2,238	$13.91	2.11	$31,124
Granted	—	—	—		—
Forfeited/canceled	—	(66)	15.02		(987)
Vested	—	(979)	14.79		(14,482)
Unvested, December 31, 2022	—	1,193	$13.12	0.00	$15,655

Exercisable, December 31, 2022(5)	—	—	$—		$—
(1) Represents the conversion of incentive units into common units of Holdings. The aggregate intrinsic value did not change after the conversion.
(2) Represents the performance-based units that did not vest upon IPO because Summit Partners did not achieve a return of 4.0x as described above.
(3) Represents the replacement awards that were granted for the performance-based units that did not vest upon IPO. Refer to the amended incentive unit terms described above.
(4) Represents the performance-based units that vested upon IPO.
(5) Note there were performance and service-based units that vested by December 31, 2022. However, none of them are exercisable due to the Stockholders Agreement, as described above.

The total fair value of incentive units vested and converted into shares during 2022 and 2021 was $14.5 million and $2.3 million, respectively.

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

The following summary sets forth the stock option activity under the Incentive Award Plan (in thousands, except per share data):

	Number of Stock Options	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Unvested, December 31, 2020	—	$—	$—	—	$—
Granted	340	8.71	17.00
Forfeited or expired	—	—	—
Vested and converted to shares	—	—	—
Unvested, December 31, 2021	340	$8.71	$17.00	9.83	$—
Granted	502	2.72	5.07
Forfeited or expired	(93)	8.71	17.00
Vested and converted to shares	(62)	8.71	17.00
Unvested, December 31, 2022	687	$4.34	$8.29	4.98	$—

Exercisable, December 31, 2022	62	$8.71	$17.00	—	$—
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

The following table summarizes the activity related to the Company’s restricted stock units:

	Restricted Stock Units Outstanding
	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2020	—	$—
Granted	661	19.05
Vested and converted to shares	—	—
Forfeited/canceled	—	—
Outstanding, December 31, 2021	661	$19.05
Granted	1,457	2.94
Vested and converted to shares	(151)	19.02
Forfeited/canceled	(184)	17.52
Outstanding, December 31, 2022	1,784	$6.05

The total fair value of RSUs vested and converted into shares during 2022 was $2.9 million.

Performance Stock Units

In October 2022, the Company granted performance stock units (“PSUs”) under the Incentive Award Plan. The PSUs are unfunded, unsecured rights to receive, if the Company achieves an internally-derived performance target, shares of our Class A common stock or an amount in cash of equal fair market value of a share on the day immediately preceding the settlement date. The PSUs will vest at the conclusion of a fiscal quarter that begins at any time within a two year period after January 1, 2023, if the Company’s internally-derived performance target is met during a fiscal quarter and subject to the employee’s continued employment with the Company through the applicable vesting date. If the Company’s internally-derived performance target is not achieved within the two year vesting period, the PSUs will automatically forfeit.

The following table summarizes the activity related to the Company’s performance stock units:

	Performance Stock Units Outstanding
	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2021	—	$—
Granted	1,296	3.86
Vested and converted to shares	—	—
Forfeited/canceled	—	—
Outstanding, December 31, 2022	1,296	$3.86

Employee Stock Purchase Plan

In October 2021, the Board adopted, and the stockholders of the Company approved, the 2021 Employee Stock Purchase Plan (the “ESPP”). The maximum number of shares of common stock which will be authorized for sale under the ESPP is equal to the sum of (a) 1,618,434 shares of common stock and (b) an annual increase on the first day of each fiscal year beginning in 2023 and ending in 2031, equal to the lesser of (i) 0.5% of the shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Board; provided, however, no more than 6,473,736 shares of common stock may be issued under or transferred pursuant to rights granted under Section 423 Component (as defined within the ESPP) of the ESPP (which numbers may be adjusted pursuant to the ESPP). As of December 31, 2022, awards with respect to 102,616 shares of Class A common stock have been issued under the ESPP.

NOTE 13 – Income Taxes

Provision for Income Taxes

Income (loss) before income taxes was as follows:

	SUCCESSOR			INTERMEDIATE SUCCESSOR
	Year Ended December 31,		October 9, 2020 through December 31, 2020	January 1, 2020 through October 8, 2020
	2022	2021
Domestic	$(7,729)	$59,741	$(8,297)	$(15,807)
Foreign	1,110	(1,221)	—	—
Total income (loss) before income taxes	$(6,619)	$58,520	$(8,297)	$(15,807)

The provision (benefit) for income taxes comprises:

	SUCCESSOR			INTERMEDIATE SUCCESSOR
	Year Ended December 31,		October 9, 2020 through December 31, 2020	January 1, 2020 through October 8, 2020
	2022	2021
Current income tax expense:
Federal	$9,223	$4,208	$—	$—
State	2,008	956	21	78
Foreign	271	—	—	—
Total current income tax expense	$11,502	$5,164	$21	$78

Deferred income tax (benefit) expense:
Federal	(9,061)	(2,887)	—	—
State	(1,437)	(252)	—	—
Foreign	(3)	—	—	—
Total deferred income tax benefit	(10,501)	(3,139)	—	—
Total income tax expense	$1,001	$2,025	$21	$78

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income (loss) before the provision for income taxes. The sources and tax effects of the differences are as follows:

	SUCCESSOR						INTERMEDIATE SUCCESSOR
	Year Ended December 31,				October 9, 2020 through December 31, 2020		January 1, 2020 through October 8, 2020
	2022		2021
Income tax (benefit) provision at the federal statutory rate of 21%	21.00%	$(1,390)	21.00%	$12,289	21.00%	$(1,742)	21.00%	$(3,319)
State income tax expense, net of federal benefit	(15.44)%	1,022	0.75%	442	(0.25)%	21	(0.49)%	78
Income (loss) attributable to non-controlling interests	(11.71)%	775	(19.00)%	(11,117)	(21.00)%	1,742	(21.00)%	3,319
Undistributed earnings of subsidiaries	(8.76)%	580	—%	—	—%	—	—%	—
Equity-based compensation	(6.09)%	403	—%	—	—%	—	—%	—
Change in valuation allowance	(5.86)%	388	0.54%	315	—%	—	—%	—
Foreign tax rate differential	(1.04)%	69	(0.10)%	(59)	—%	—	—%	—
Permanent differences, net	0.85%	(56)	0.34%	201	—%	—	—%	—
Other adjustments	1.56%	(103)	(0.09)%	(46)	—%	—	—%	—
Change in tax rates	10.38%	(687)	—%	—	—%	—	—%	—
Total income tax expense	(15.11)%	$1,001	3.44%	$2,025	(0.25)%	$21	(0.49)%	$78

The Company’s effective income tax rates for the Successor years ended December 31, 2022 and 2021 were (15.11)% and 3.44%, respectively. The Company’s effective income tax rates for the Successor period from October 9, 2020 through December 31, 2020 and the Intermediate Successor period from January 1, 2020 through October 8, 2020 were (0.25)% and (0.49)%, respectively. The decrease in the amount of income tax expense from the Successor years ended December 31, 2022 and 2021 is primarily due to the decrease in pre-tax income, the increase in income attributable to non-controlling interests, the decrease for the change in tax rates, the increases for undistributed earnings of subsidiaries, state taxes and equity-based compensation. The significant increase in both the amount of income tax expense and the Company’s effective income tax rate the year ended December 31, 2021 from the Successor period from October 9, 2020 through December 31, 2020 and the Intermediate Successor period from January 1, 2020 through October 8, 2020 is primarily due to the Reorganization Transactions. For the periods in 2020, the Company was only subject to certain LLC state entity-level taxes, whereas in 2021 and 2022 the Company was also subject to U.S. federal, state and local income taxes on its allocable share of any taxable income or loss generated by Holdings subsequent to the Reorganization Transactions.

Deferred Tax Assets and Liabilities

Significant components of the Company's net non-current deferred tax assets and liabilities are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Investment in partnership	$27,212	$26,707
Net operating losses	590	1,876
Other	1,623	418
Total deferred tax assets	29,425	29,001
Valuation allowance	(26,892)	(26,504)
Net deferred tax assets	$2,533	$2,497

Deferred tax liabilities:
Investment in partnership	(70,504)	(76,529)
Intangible assets	(13,787)	(15,803)
Property and equipment	(406)	(257)
Inventory	—	(1,152)
Other	(457)	—
Total deferred tax liabilities	(85,154)	(93,741)
Net deferred tax liabilities	$(82,621)	$(91,244)

As of December 31, 2022, the Company has no federal net operating losses ("NOLs") and has state NOLs of $5.0 million. The state NOLs will begin to expire in 2038. As of December 31, 2022, the Company has foreign NOLs of $0.9 million, which have an indefinite carryforward period.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre‑change NOLs to offset future taxable income. The acquisition of Chubbies, Inc. resulted in a change of ownership under Section 382 for federal and state income tax purposes. Section 382 provides limitation on the utilization of NOL carryforwards after an ownership change, and the Company has analyzed the potential Section 382 impacts on our NOL carryforwards in the event of a Section 382 ownership change. The Company has determined that its fair market value and net unrealized built-in gain position resulted in a significant increase in its Section 382 limitation, whereby the limitation would allow for all of the NOLs to be utilized before they expire. Furthermore, the Company's ability to utilize NOLs of companies that it acquires in the future may be subject to limitations. There is also a risk that that due to regulatory changes, such as suspensions of the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.

As described in Note 1, Organization and Description of Business, in connection with the IPO and Reorganization Transactions, the organizational structure was converted to an umbrella partnership C-Corporation with Solo Brands, Inc. having a controlling equity interest in Holdings. The Company recorded a gross deferred tax liability of $49.8 million for the difference between the financial reporting basis and tax basis of this investment. The Company recorded a valuation allowance of $26.2 million at the IPO date, the portion of the basis difference that will only reverse upon the sale of the Company's interest in Holdings.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the effect in available carryback and carryforward periods), projected taxable income, and tax-planning strategies in this assessment. In order to fully realize the deferred tax asset, the Company has considered the reversal of its deferred tax liabilities. On the basis of this evaluation, the Company recorded valuation allowances of $26.9 million and $26.5 million as of December 31, 2022 and December 31, 2021, respectively, for a net increase of $0.4 million. The Company had no valuation allowance as of December 31, 2020.

Solo Brands, Inc. was formed in June 2021 and did not engage in any operations prior to the Reorganization Transactions. The statute of limitations remains open for tax years beginning in 2021 for Solo Brands, Inc. Additionally, although Holdings is treated as a partnership for U.S. federal and state income tax purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by the Internal Revenue Service ("IRS"). The statute of limitations remains open for tax years beginning in 2020 for Holdings.

Pursuant to its election under Section 754 of the Internal Revenue Code (the "Code"), the Company expects to obtain an increase in its share of the tax basis in the net assets of Holdings when LLC Interests are redeemed or exchanged by the non-controlling interest holders and other qualifying transactions. The Company plans to make an election under Section 754 of the Code for each taxable year in which a redemption or exchange of LLC Interests occurs. The Company intends to treat any redemptions and exchanges of LLC Interests by the non-controlling interest holders as direct purchases of LLC Interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that the Company would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

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

During the year ended December 31, 2022, there were no redemptions of LLC Interests that would have resulted in an increase in the tax basis of the Company’s investment in Holdings subject to the provisions of the Tax Receivable Agreement. During the year ended December 31, 2022, inclusive of interest, no payments were made to the members of Holdings pursuant to the Tax Receivable Agreement. As of December 31, 2022, there were no payments due under the Tax Receivable Agreement.

NOTE 14 – Commitments and Contingencies

Contingencies

From time to time, the Company is involved in various legal proceedings that arise in the normal course of business. While the Company intends to prosecute and defend any lawsuit vigorously, the Company presently believes that the ultimate outcome of any currently pending legal proceeding will not have any material adverse effect on its financial position, cash flows, or results of operations. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, which could impact the Company’s business and the results of operations for the period in which the ruling occurs or future periods. Based on the information available, the Company evaluates the likelihood of potential outcomes. The Company records the appropriate liability when the amount is deemed probable and reasonably estimable. In addition, the Company does not accrue for estimated legal fees and other directly related costs as they are expensed as incurred. The Company is not currently a party to any pending litigation that it considers material. Therefore, the consolidated balance sheets do not include a liability for any potential obligations as of December 31, 2022 and December 31, 2021.

Purchase Commitments

The Company has no non-cancelable purchase contracts for operating expenditures as of December 31, 2022. The Company had entered into non-cancelable purchase contracts for operating expenditures, primarily inventory purchases, for $14.8 million as of December 31, 2021.

NOTE 15 – Fair Value Measurements

The Company has established a fair value hierarchy which prioritizes the inputs to the valuation techniques used to measure fair value into three levels. These levels are determined based on the lowest level input that is significant to the fair value measurement. Levels within the hierarchy are defined within Note 2, Significant Accounting Policies.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements
December 31, 2022	Total Fair Value	Level 1	Level 2	Level 3
Financial liabilities:
Long-term debt, net	$108,383	$—	$108,383	$—

		Fair Value Measurements
December 31, 2021	Total Fair Value	Level 1	Level 2	Level 3
Financial liabilities:
Long-term debt, net	$128,148	$—	$128,148	$—

During the second quarter of 2022, the Company recorded impairment charges of $27.9 million and $2.7 million for goodwill and trademark intangible assets, respectively. Indicators of value from income and market approaches, where comparable market data is available, were the basis for the determination of the fair values, which include Level 3 inputs. See Note 7, Intangible Assets, net, and Note 8, Goodwill, for additional discussions of the Company's impairment analyses. There were no other nonrecurring fair value measurements during the years ended December 31, 2022 and 2021.

NOTE 16 – Equity

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

Class A Units

Pursuant to the 2020 Agreement, Holdings has authorized 250,000,000 Class A units for issuance at a price of $1 per unit. For so long as any of the Class A units remain outstanding, the Class A units will rank senior to the Class B units discussed below. Holders of Class A units are entitled to one vote per share on all matters to be voted upon by the members. When and if distributions are declared by the Company’s Board, holders of Class A units are entitled to ratably receive distributions until the aggregate unreturned capital with respect to each holder’s Class A units has been reduced to zero. Upon dissolution, liquidation, distribution of assets, or other winding up, the holders of Class A units are entitled to receive ratably the assets available for distribution after payment of liabilities and before the holders of Class B units and incentive units (see Note 12).

Class B Units

Pursuant to the 2020 Agreement, Holdings has authorized 175,000,000 Class B units for issuance at a price of $1 per unit. Holders of Class B units are entitled to one vote per share on all matters to be voted upon by the members. Holders of Class A units and Class B units generally vote together as a single class on all matters presented to the Company’s members for their vote or approval. When and if distributions are declared by the Company’s Board, holders of Class B units are entitled to ratably receive distributions until the aggregate unreturned capital with respect to each holder’s Class B units has been reduced to zero. Upon dissolution, liquidation, distribution of assets, or other winding up, the holders of Class B units are entitled to receive ratably the assets available for distribution after payment of liabilities and Class A unitholders and before the holders of incentive units.

Pursuant to the 2020 Agreement, the Company’s Board may authorize Holdings to create and/or issue additional equity securities, provided that the number of additional authorized incentive units do not exceed 10% of the outstanding Class A and Class B units without the prior written consent of the majority investors. Upon issuance of additional equity securities, all unitholders shall be diluted with respect to such issuance, subject to differences in rights and preferences of different classes, groups, and series of equity securities, and the Company’s Board shall have the power to amend the schedule of unitholders to reflect such additional issuances and dilution.

As part of the 2020 Agreement, certain members of management, in lieu of a cash transaction bonus, elected to receive Class B units which had a fair value of $4.7 million.

NOTE 17 – Net Income (Loss) Per Share

The Company analyzed the calculation of net loss per unit for the periods prior to the Reorganization Transactions and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, net loss per unit information has not been presented for the Successor period from October 9, 2020 through December 31, 2020 or the Intermediate Successor period from January 1, 2020 through October 8, 2020.

Basic net income (loss) per share of Class A common stock is computed by dividing net income (loss) attributable to Solo Brands, Inc. by the weighted average number of shares of Class A common stock outstanding during the period. Diluted net income (loss) per share of Class A common stock is computed by dividing net income (loss) attributable to Solo Brands, Inc. by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.

The following table sets forth the calculation of the basic and diluted net income (loss) per share for the periods following the Reorganization Transactions for our Class A common stock (in thousands, except per share data):

	SUCCESSOR
	Year Ended December 31,
	2022	2021
Net income (loss)	$(7,620)	$56,495
Net income (loss) earned by controlling members prior to the Reorganization Transactions	—	37,963
Net income (loss) attributable to non-controlling interests	(2,675)	7,841
Net income (loss) attributable to Solo Brands, Inc.	$(4,945)	$10,691

Numerator:
Net income (loss) attributable to Class A common shareholders - basic and diluted	$(4,945)	$10,691

Denominator:
Weighted average shares of Class A common stock outstanding - basic and diluted	63,462	63,011

Income (loss) per share of Class A common stock outstanding - basic and diluted	$(0.08)	$0.17

During the years ended December 31, 2022 and 2021, 0.7 million and 0.3 million options, respectively, and 1.8 million and 0.7 million restricted stock units, respectively, were not included in the computation of diluted net income (loss) per share because their effect would have been anti-dilutive. The Company has determined that the shares of Class B common stock will in all cases neither be dilutive nor anti-dilutive and has excluded them from the calculation of net income (loss) per Class A common stock for all periods presented.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control - Integrated Framework (2013). Based on that assessment, management concluded that as of December 31, 2022, the Company's internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered accounting firm on management’s assessment regarding internal control over financial reporting due to the exemption from such requirements established by rules of the SEC for emerging growth companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table provides information regarding our executive officers and members of our board of directors (as of the date of this Annual Report on Form 10-K):

Name	Age	Position(s)
Executive Officers
John Merris	40	President, Chief Executive Officer and Director
Somer Webb	44	Chief Financial Officer
Kent Christensen	43	General Counsel
Non-Employee Directors
Matthew Guy-Hamilton	39	Director
Paul Furer	37	Director
Andrea K. Tarbox	72	Director
Julia M. Brown	53	Director
Marc Randolph	64	Director
Michael C. Dennison	55	Director
David Powers	56	Director

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

Somer Webb. Ms. Webb has served as our Chief Financial Officer since May 2022. Prior to her time with the Company, Ms. Webb served as Chief Financial Officer at Kent Outdoors, a sporting goods manufacturer, from February 2022 until April 2022. Prior to her time at Kent Outdoors, Ms. Webb served as Chief Financial Officer at Worldwide Express, a full-time, non-asset-based logistics provider (“Worldwide”), from February 2019 to January 2022, and as Senior Vice President of Finance at Worldwide, from May 2016 until January 2019. Prior to her time at Worldwide, Ms. Webb held leadership roles at multiple Fortune 500 companies, including Southwest Airlines, DaVita, Amazon and Yum Brands. Ms. Webb holds a BBA in Management Information Systems from Baylor University and an MBA from The University of Texas at Arlington.

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

Andrea K. Tarbox. Ms. Tarbox has been a member of our board of directors since August 2021. Previously, Ms. Tarbox served as CFO and a member of the board of directors for Live Oak Acquisition Corp. II, a special purpose acquisition company (NYSE: LOKB), from December 2020 until October 2021 and as CFO and a member of the board of directors of Live Oak Acquisition Corp. (NYSE: LOAK), a special purpose acquisition company, from May 2020 until December 2020. Prior to that, Ms. Tarbox served as Chief Financial Officer and Vice President of KapStone Paper & Packaging (formerly NYSE: KS), from 2007 until 2018. Previously, Ms. Tarbox held positions at various companies, including Uniscribe Professional Services, Inc., a provider of paper- and technology-based document management solutions, Gartner Inc., a research and advisory company, British Petroleum, p.l.c., (NYSE:BP) and Fortune Brands, Inc., a holding company with diversified product lines. Ms. Tarbox earned a B.A. degree in Psychology from Connecticut College and an M.B.A. from the University of Rhode Island. We believe Ms. Tarbox is well-qualified to serve on our board due to her extensive accounting and financial experience, operational background, and her significant experience in acquiring and integrating companies.

Julia M. Brown. Ms. Brown has been a member of our board of directors since August 2021. Ms. Brown served as the Chief Procurement Officer of Mars Wrigley, a division of Mars Incorporated from November 2020 until March 2021. Ms. Brown served as the Chief Procurement Officer for Carnival Corporation & Plc, a travel and hospitality company, from April 2015 to August 2021. Prior to Ms. Brown’s position at Carnival, she served as Chief Procurement Officer for Kraft Foods and Mondelez International (post split) a consumer products company, from December 2008 to March 2015. Ms. Brown currently serves on the board of directors of Molson Coors Beverage Company (NYSE: TAP), a Canadian drink and brewing company and Shutterfly LLC, an American photography, photography products, and image sharing company. She also serves on non-profit boards including the Board of Trustees of the Chartered Institute of Purchasing and Supply, an organization for the procurement and supply management profession based in the UK and was recently appointed to the board of the Perez Art Museum in Miami. Ms. Brown graduated with Honors, with a Bachelor of Commerce from McMaster University. We believe Ms. Brown is qualified to serve on our board of directors due to her extensive business experience and operational background, and her significant experience in serving on the boards of public and private companies.

Marc Randolph. Mr. Randolph has been a member of our board of directors since August 2021. Since October 2003, Mr. Randolph has served as the Chief Executive Officer of PodiumCraft Inc., a consulting company that mentors early stage founders and executive teams. Prior to that, he served as the co-founder, director, and served in a sequence of executive level positions at Netflix Inc., a movie and television streaming service, from February 1997 to September 2003. Mr. Randolph also currently serves on the board of directors of several private companies. Mr. Randolph graduated with a B.A. in Geology from Hamilton College. We believe Mr. Randolph is qualified to serve on our board of directors due to his extensive business experience, knowledge of strategy, finance and management.

Michael C. Dennison. Mr. Dennison has been a member of our board of directors since May 2022 and our Lead Independent Director since February 2023. Mr. Dennison is the Chief Executive Officer of Fox Factory Holding Corp. (“Fox”) and has served in this position since June 2019 and as a director of Fox since February 2018. Mr. Dennison initially joined Fox in August 2018 as President, Powered Vehicles Group. Prior to joining Fox, Mr. Dennison was most recently President and Chief Marketing Officer for Flex Ltd. (“Flex”) from February 2012 to August 2018. While at Flex, Mr. Dennison served in a number of other leadership roles, from leading the procurement and global supply chain organizations for the company, to serving as Senior Vice President of Business Management for both the High-Velocity Solutions group and the Mobile and Consumer Segment. Prior to joining Flex, he was the Regional Director at Arrow Electronics, based in New York. Mr. Dennison earned a Bachelor of Arts degree in liberal arts from Oregon State University in 1989. We believe Mr. Dennison is qualified to serve on our board of directors due to his extensive business experience and knowledge and current experience as a public company chief executive officer.

David Powers. Mr. Powers has been a member of our board of directors since May 2022. Mr. Powers currently is the President and Chief Executive Officer of Deckers Outdoor Corporation, a global footwear and apparel company (“Deckers”), and has served in this position since 2016. Mr. Powers joined Deckers in 2012 and served in various roles with Deckers until being named President and Chief Executive Officer in 2016. Prior to joining Deckers, he held executive leadership roles at Converse, including four years as Vice President of Global Direct-to-Consumer where he successfully guided the expansion of the brand globally, and Timberland, where he led worldwide retail merchandising, marketing, visual and store design, as well as the creation of a sustainable line of footwear and apparel. Mr. Powers earned a B.S. in Marketing from Northeastern University. We believe Mr. Powers is qualified to serve on our board of directors due to his extensive experience in and knowledge of the consumer goods industry and his current experience as a public company chief executive officer.

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

The remaining information required by this item will be included in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2022)

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights(4)	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities reflected in first column)(5)
Equity compensation plans approved by security holders(1)	4,959,387(2)	$8.29	6,154,265(3)
Equity compensation plans not approved by security holders	—	—	—
Total	4,959,387	$8.29	6,154,265
(1) Consists of the 2021 Incentive Plan and the 2021 ESPP.
(2) Consists of 687,125 outstanding stock options and 4,272,262 outstanding incentive units, restricted stock units (“RSUs”) and performance stock units (“PSUs”) under the 2021 Plan.
(3) Consists of 4,654,208 outstanding shares of Class A common stock available for issuance as, but not limited to, options, RSUs and PSUs under the 2021 Incentive Plan.
(4) The weighted-average exercise price of outstanding options does not include outstanding incentive units, RSUs, PSUs or shares purchased under the 2021 ESPP.
(5) The 2021 Incentive Plan provides for an annual increase on the first day of each calendar year beginning January 1, 2023 and ending on and including January 1, 2031, equal to the lesser of (A) 5% of the aggregate number of shares of Class A commons stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares of Class A common stock as is determined by our Board of Directors. The 2021 ESPP provides for an annual increase on the first day of each calendar year beginning on January 1, 2023 and ending on and including January 1, 2031, equal to the least of (a) 0.5% of the shares of Class A common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares of Class A common stock as determined by the Board of Directors.

The remaining information required by this item will be included in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

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

(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

3. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Solo Brands, Inc.	S-8	333-260826	4.1	11/5/2021
3.2	Amended and Restated Bylaws of Solo Brands, Inc.	S-8	333-260826	4.2	11/5/2021
4.1	Specimen Stock Certificate evidencing the shares of Class A Common Stock	S-1/A	333-260026	4.1	10/25/2021
4.2	Stockholders Agreement	10-Q	001-40979	4.2	12/9/2021
4.3	Registration Rights Agreement	10-Q	001-40979	4.3	12/9/2021
4.4	Description of Securities	10-K	001-40979	4.4	3/30/2022
10.1	Tax Receivable Agreement	10-Q	001-40979	10.1	12/9/2021
10.2	Amended and Restated Limited Liability Company Agreement of Solo Stove Holdings, LLC	10-Q	001-40979	10.2	12/9/2021
10.3+	Credit Agreement, dated as of May 12, 2021, among Solo DTC Brands, LLC (f/k/a Frontline Advance LLC), Solo Stove Intermediate, LLC, JPMorgan Chase Bank, N.A., as Lead Arranger, L/C Issuer, Lender, Administrative Agent and Collateral Agent, and the Lenders and L/C Issuers party thereto.	S-1	333-260026	10.5	10/4/2021
10.4	Amendment No. 1, dated as of June 2, 2021, to Credit Agreement, dated as of May 12, 2021, among Solo DTC Brands, LLC (f/k/a Frontline Advance LLC), JPMorgan Chase Bank, N.A., as Lead Arranger, L/C Issuer, Lender, Administrative Agent and Collateral Agent, and the Lenders and L/C Issuers party thereto	S-1	333-260026	10.6	10/4/2021
10.5	Amendment No. 2, dated as of September 1, 2021, to Credit Agreement, dated as of May 12, 2021, among Solo DTC Brands, LLC (f/k/a Frontline Advance LLC), JPMorgan Chase Bank, N.A., as Lead Arranger, L/C Issuer, Lender, Administrative Agent and Collateral Agent, and the Lenders and L/C Issuers party thereto	S-1	333-260026	10.7	10/4/2021

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
10.6#	Form of Indemnification Agreement by and between Solo Brands, Inc. and its directors and executive officers	S-1/A	333-260026	10.9	10/25/2021
10.7	Form of Solo Stove Holdings, LLC and SS Management Aggregator, LLC Incentive Equity Agreement	S-1/A	333-260026	10.10	10/25/2021
10.8	Form of Amendment to Solo Stove Holdings, LLC and SS Management Aggregator, LLC Incentive Equity Agreement	S-1/A	333-260026	10.11	10/25/2021
10.9#	Solo Brands, Inc. 2021 Incentive Award Plan.	S-1/A	333-260026	10.12	10/25/2021
10.10#	Form of Stock Option Agreement under the Solo Brands, Inc. 2021 Incentive Award Plan.	S-1/A	333-260026	10.13	10/25/2021
10.11#	Form of Restricted Stock Unit Agreement under the Solo Brands, Inc. 2021 Incentive Award Plan	S-1/A	333-260026	10.14	10/25/2021
10.12#	Form of Restricted Stock Agreement under the Solo Brands, Inc. 2021 Incentive Award Plan	S-1/A	333-260026	10.15	10/25/2021
10.13#	Form of Performance Stock Unit Award under the Solo Brands, Inc. 2021 Incentive Award Plan	10-Q	001-40979	10.1	11/10/2022
10.14#	Form of Restricted Stock Unit Agreement (Non-Employee Director) under the Solo Brands, Inc. 2021 Incentive Award Plan	S-1/A	333-260026	10.16	10/25/2021
10.15#	Solo Brands, Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-260026	10.17	10/25/2021
10.16#+	Employee Agreement, dated as of October 9, 2020, by and between Solo DTC Brands, LLC and John Merris	S-1	333-260026	10.17	10/4/2021
10.17#+	Employee Agreement, dated as of October 9, 2020, by and between Solo DTC Brands, LLC and Matt Webb	S-1	333-260026	10.18	10/4/2021
10.18#+	Employee Agreement, dated as of October 9, 2020, by and between Solo DTC Brands, LLC and Clint Mickle	S-1	333-260026	10.19	10/4/2021
10.19#+	Employee Agreement, dated as of October 9, 2020, by and between Solo DTC Brands, LLC and Samuel Simmons	S-1	333-260026	10.20	10/4/2021
10.20#+	Separation and Release of Claims Agreement, dated May 20, 2022, by and between Solo Brands, LLC and Samuel Simmons	10-Q	001-40979	10.2	8/11/2022
10.21#+	Employment Agreement, dated as of May 9, 2022, by and between Solo Brands, Inc., Solo Brands, LLC and Somer Webb	8-K	001-40979	10.1	5/12/2022
10.22#+	Employee Agreement, dated as of October 9, 2020, by and between Solo DTC Brands, LLC and Kent Christensen	S-1	333-260026	10.21	10/25/2021
10.23#+	Employment Agreement, dated as of September 1, 2021, by and between Solo DTC Brands, LLC and Kyle Hency	S-1/A	333-260026	10.22	10/25/2021
10.24#+	Employment Agreement, dated as of September 1, 2021, by and between Solo DTC Brands, LLC and Thomas Montgomery	S-1/A	333-260026	10.23	10/25/2021
10.25#+	Employment Agreement, dated as of September 1, 2021, by and between Solo DTC Brands, LLC and William Rainer Castillo	S-1/A	333-260026	10.24	10/25/2021
10.26#+	Board Letter, dated as of October 1, 2021, by and between Solo Brands and Andrea Tarbox	S-1/A	333-260026	10.25	10/25/2021
10.27#+	Board Letter, dated as of October 1, 2021, by and between Solo Brands and Julia Brown	S-1/A	333-260026	10.26	10/25/2021
10.28#+	Board Letter, dated as of October 1, 2021, by and between Solo Brands and Marc Randolph	S-1/A	333-260026	10.27	10/25/2021
10.29#+	Non-Employee Director Compensation Policy	10-Q	001-40979	10.3	8/11/2022
10.30#	Separation and Release of Claims Agreement, dated May 20, 2022, by and between Solo Brands, LLC and Samuel Simmons	10-Q	001-40979	10.2	8/11/2022
21.1	List of subsidiaries of Solo Brands, Inc.					*
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

Solo Brands, Inc.

Date:	March 9, 2023	By:	/s/ John Merris
John Merris
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 9, 2023	By:	/s/ Somer Webb
Somer Webb
Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Merris	President, Chief Executive Officer and Director	March 9, 2023
John Merris	(principal executive officer)

/s/ Somer Webb	Chief Financial Officer	March 9, 2023
Somer Webb	(principal financial and accounting officer)

/s/ Matthew Guy-Hamilton	Director	March 9, 2023
Matthew Guy Hamilton

/s/ Paul Furer	Director	March 9, 2023
Paul Furer

/s/ Andrea K. Tarbox	Director	March 9, 2023
Andrea K. Tarbox

/s/ Julia M. Brown	Director	March 9, 2023
Julia M. Brown

/s/ Marc Randolph	Director	March 9, 2023
Marc Randolph

/s/ Michael C. Dennison	Director	March 9, 2023
Michael C. Dennison

/s/ David Powers	Director	March 9, 2023
David Powers