Form 10-Q
period 2023-03-31
Solo Brands, Inc.
filed 2023-05-04
CIK 1870600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of May 1, 2023, there were 63,688,899 shares of the registrant’s Class A common stock, $0.001 par value per share, outstanding and 32,564,669 shares of the registrant’s Class B common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements regarding our future results of operations and financial position, macroeconomic conditions, industry and business trends, business strategy, plans, market growth and our objectives for future operations.

The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, our ability to manage our future growth effectively, our ability to expand into additional markets; our ability to maintain and strengthen our brand to generate and maintain ongoing demand for our products, our ability to cost-effectively attract new customers and retain our existing customers; our failure to maintain product quality and product performance at an acceptable cost, the impact of product liability and warranty claims and product recalls; the highly competitive market in which we operate, business interruptions resulting from geopolitical actions, natural disasters, or pandemics, risks associated with our international operations, problems with, or loss of, our suppliers or an inability to obtain raw materials, the ability of our stockholders to influence corporate matters, and the important factors discussed in Part I, Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”) filed with Securities and Exchange Commission (the “SEC”) on March 9, 2023, as any such factors may be updated from time to time in its other filings with the SEC. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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
i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SOLO BRANDS, INC.
Consolidated Balance Sheets
(Unaudited)

(In thousands)	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$25,693	$23,293
Accounts receivable, net of allowance for credit losses of $1.6 million and $1.5 million	17,198	26,176
Inventory	125,009	132,990
Prepaid expenses and other current assets	11,013	12,639
Total current assets	178,913	195,098
Non-current assets
Property and equipment, net	15,358	15,166
Intangible assets, net	229,580	234,632
Goodwill	382,658	382,658
Other non-current assets	33,535	34,793
Total non-current assets	661,131	667,249
Total assets	$840,044	$862,347

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,830	$11,783
Accrued expenses and other current liabilities	36,574	43,377
Deferred revenue	3,701	6,848
Current portion of long-term debt	5,000	5,000
Total current liabilities	54,105	67,008
Non-current liabilities
Long-term debt, net	102,348	108,383
Deferred tax liability	81,062	82,621
Other non-current liabilities	27,909	29,338
Total non-current liabilities	211,319	220,342

Commitments and contingencies (Note 1)

Shareholders’ equity
Class A common stock, par value $0.001 per share; 475,000,000 shares authorized, 63,688,692 shares issued and outstanding; 475,000,000 shares authorized, 63,651,051 issued and outstanding	64	64
Class B common stock, par value $0.001 per share; 50,000,000 shares authorized, 32,384,766 shares issued and outstanding; 50,000,000 shares authorized, 32,157,983 issued and outstanding	32	32
Additional paid-in capital	360,992	358,118
Retained earnings (accumulated deficit)	6,670	5,746
Accumulated other comprehensive income (loss)	(429)	(499)
Treasury stock	(35)	(35)
Equity attributable to the controlling interest	367,294	363,426
Equity attributable to non-controlling interests	207,326	211,571
Total equity	574,620	574,997
Total liabilities and equity	$840,044	$862,347

See Notes to Unaudited Consolidated Financial Statements

SOLO BRANDS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
(In thousands, except per unit data)	March 31, 2023	March 31, 2022
Net sales	$88,207	$82,203
Cost of goods sold	33,804	33,350
Gross Profit	54,403	48,853
Operating expenses
Selling, general & administrative expenses	44,622	45,644
Depreciation and amortization expenses	6,178	5,935
Other operating expenses	405	500
Total operating expenses	51,205	52,079
Income (loss) from operations	3,198	(3,226)
Non-operating (income) expense
Interest expense, net	2,286	796
Other non-operating (income) expense	(332)	91
Total non-operating (income) expense	1,954	887
Income (loss) before income taxes	1,244	(4,113)
Income tax expense (benefit)	311	(878)
Net income (loss)	933	(3,235)
Less: net income (loss) attributable to noncontrolling interests	9	(1,200)
Net income (loss) attributable to Solo Brands, Inc.	$924	$(2,035)

Other comprehensive (loss) income
Foreign currency translation, net of tax	$13	$24
Comprehensive (loss) income	946	(3,211)
Less: comprehensive income attributable to noncontrolling interests	4	8
Less: net (loss) income attributable to noncontrolling interests	9	(1,200)
Comprehensive (loss) income attributable to Solo Brands, Inc.	$933	$(2,019)

Income (loss) per Class A common stock
Basic	$0.01	$(0.03)
Diluted	$0.01	$(0.03)

Weighted-average Class A common stock outstanding
Basic	63,670	63,401
Diluted	63,890	63,401

See Notes to Unaudited Consolidated Financial Statements

SOLO BRANDS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(In thousands)	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$933	$(3,235)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization of intangible assets	5,253	5,258
Equity-based compensation	4,794	4,437
Operating lease right-of-use assets expense	1,961	1,321
Deferred income taxes	(1,604)	—
Depreciation	1,091	677
Other adjustments	328	250
Changes in assets and liabilities
Accounts receivable	8,917	(4,422)
Inventory	8,025	(24,266)
Prepaid expenses and other current assets	1,628	(2,350)
Other non-current assets and liabilities	(2,074)	(5,577)
Accounts payable	(2,658)	2,094
Deferred revenue	(3,148)	192
Accrued expenses and other current liabilities	(8,743)	110
Net cash (used in) provided by operating activities	14,703	(25,511)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,820)	(1,696)
Acquisitions, net of cash acquired	—	(774)
Net cash (used in) provided by investing activities	(1,820)	(2,470)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	20,000
Repayments of long-term debt	(6,250)	(625)
Distributions to non-controlling interests	(4,304)	(628)
Net cash (used in) provided by financing activities	(10,554)	18,747
Effect of exchange rate changes on cash	71	(4)
Net change in cash and cash equivalents	2,400	(9,238)
Cash and cash equivalents balance, beginning of period	23,293	25,101
Cash and cash equivalents balance, end of period	$25,693	$15,863

See Notes to Unaudited Consolidated Financial Statements

SOLO BRANDS, INC.
Consolidated Statement of Equity
(Unaudited)

For the Three Months Ended March 31, 2023

	Class A Common Stock		Class B Common Stock
(In thousands)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest	Total Shareholders’ Equity
Balance at December 31, 2022	63,651	$64	32,158	$32	$358,118	$5,746	$(499)	$(35)	$211,571	$574,997
Net income (loss)	—	—	—	—	—	924	—	—	9	933
Equity-based compensation	—	—	—	—	3,703	—	—	—	1,061	4,764
Other comprehensive income (loss)	—	—	—	—	—	—	70	—	34	104
Tax distributions to non-controlling interests	—	—	—	—	—	—	—	—	(6,178)	(6,178)
Vested equity-based compensation and re-allocation of ownership percentage	38	—	227	—	(829)	—	—	—	829	—
Balance at March 31, 2023	63,689	$64	32,385	$32	$360,992	$6,670	$(429)	$(35)	$207,326	$574,620

See Notes to Unaudited Consolidated Financial Statements

SOLO BRANDS, INC.
Consolidated Statement of Equity
(Unaudited)

For the Three Months Ended March 31, 2022

	Class A Common Stock		Class B Common Stock
(In thousands)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Equity
Balance at December 31, 2021	63,397	$63	31,179	$31	$350,088	$10,691	$6	$213,292	$574,171
Net income (loss)	—	—	—	—	—	(2,035)	—	(1,200)	(3,235)
Equity-based compensation	—	—	—	—	3,300	—	—	1,137	4,437
Other comprehensive income (loss)	—	—	—	—	—	—	16	8	24
Tax distributions to non-controlling interests	—	—	—	—	—	—	—	(4,290)	(4,290)
Vested equity-based compensation and re-allocation of ownership percentage	4	—	90	—	(380)	—	—	380	—
Balance at March 31, 2022	63,401	$63	31,269	$31	$353,008	$8,656	$22	$209,327	$571,107

See Notes to Unaudited Consolidated Financial Statements

SOLO BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – Significant Accounting Policies

Included below are selected significant accounting policies, including those that were added or modified during the three months ended March 31, 2023 as a result of the adoption of new accounting policies. Refer to Note 2, Significant Accounting Policies, within the annual consolidated financial statements in the Company’s 2022 Form 10-K for the full list of significant accounting policies.

Basis of Presentation

The unaudited consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules of the SEC. The unaudited consolidated financial statements include the wholly-owned subsidiaries. Intercompany balances and transactions are eliminated in consolidation. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the 2022 Form 10-K.

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

Accounts Receivable, net

Accounts receivables consists of amounts due to the Company from retailers and direct-to-corporate customers. Accounts receivable are recorded at invoiced amounts, less contractual allowances for trade terms, sales incentive programs, and discounts. The Company maintains an allowance for credit losses for expected losses that will result from the inability of customers to make required payments. The allowance is determined based on a review of specific customer accounts where the collection is doubtful, as well as an assessment of the collectability of total receivables considering the aging of balances, historical and anticipated trends, and other factors. All accounts are subject to an ongoing review of ultimate collectability. Receivables are written off against the allowance when it is probable the amounts will not be recovered.

Commitments and Contingencies

From time to time, the Company is involved in various legal proceedings that arise in the normal course of business. While the Company intends to prosecute and defend any lawsuit vigorously, the Company presently believes that the ultimate outcome of any currently pending legal proceeding will not have any material adverse effect on its financial position, cash flows, or results of operations. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, which could impact the Company’s business and the results of operations for the period in which the ruling occurs or future periods. Based on the information available, the Company evaluates the likelihood of potential outcomes. The Company records the appropriate liability when the amount is deemed probable and reasonably estimable. In addition, the Company does not accrue for estimated legal fees and other directly related costs as they are expensed as incurred. The Company is not currently a party to any pending litigation that it considers material. Therefore, the consolidated balance sheets do not include a liability for any potential obligations as of March 31, 2023 and December 31, 2022.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU includes changes to the accounting and measurement of financial assets, including the Company’s accounts receivable, by requiring the Company to recognize an allowance for all expected losses over the life of the financial asset at origination. Prior to adoption of this ASU, an allowance was not recognized until the losses were considered probable. In November 2019, the FASB issued ASU 2019-10, deferring the effective date of ASU 2016-13 to annual periods beginning after December 15, 2022. The Company adopted this standard on January 1, 2023 using the modified retrospective transition approach to the beginning of the year of adoption. Based on the evaluation of potential financial statement impacts performed by management, the Company did not record an adjustment to opening retained earnings. The adoption of this standard has not had and is not expected to have a material impact on the Company’s consolidated financial statements. Additionally, the Company modified its accounting policy to conform with the requirements of the adoption of this standard.

Recently Issued Accounting Pronouncements - Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, an update that provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The optional guidance is provided to ease the potential burden of accounting for reference rate reform. The guidance was effective as of March 12, 2020. In December 2022, the FASB issued ASU 2022-06, deferring the date through which Topic 848 is available for contract modifications to December 31, 2024. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

NOTE 2 – Revenue

The Company primarily engages in (1) direct-to-consumer transactions, which are primarily comprised of product sales directly from the Company’s websites, and (2) business-to-business transactions, or wholesale, which are comprised of product sales to retailers, including where possession of the Company's products is taken and sold by the retailer in-store or online.

The following table disaggregates net sales by channel:

	Three Months Ended March 31,
	2023	2022
Net sales by channel
Direct-to-consumer	$54,750	$60,230
Wholesale	33,457	21,973
Total net sales	$88,207	$82,203

NOTE 3 – Inventory

Inventory consisted of the following:

	March 31, 2023	December 31, 2022
Finished products on hand	$111,015	$112,126
Finished products in transit	10,014	16,589
Raw materials	3,980	4,275
Inventory	$125,009	$132,990

NOTE 4 – Property and Equipment, net

Property and equipment, net consisted of the following:

	March 31, 2023	December 31, 2022
Machinery	$9,233	$8,940
Leasehold improvements	7,436	6,959
Computer, software, and other equipment	2,316	2,003
Furniture and fixtures	1,585	1,463
Construction in progress	144	67
Property and equipment, gross	20,714	19,432
Accumulated depreciation	(5,356)	(4,266)
Property and equipment, net	$15,358	$15,166

Depreciation expense was $0.9 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively. Depreciation expense is recorded to depreciation and amortization expenses on the unaudited consolidated statements of operations and comprehensive income (loss).

NOTE 5 – Intangible Assets, net

Intangible assets consisted of the following:

	March 31, 2023	December 31, 2022
Gross carrying value
Brand	$196,114	$196,114
Trademark	33,566	33,566
Customer relationships	28,605	28,605
Developed technology	17,871	17,871
Patents	3,085	2,883
Intangible assets, gross	279,241	279,039

Accumulated amortization and impairments
Brand	(32,414)	(29,146)
Trademark(1)	(6,553)	(5,957)
Customer relationships	(5,198)	(4,542)
Developed technology	(4,893)	(4,255)
Patents	(603)	(507)
Accumulated amortization, gross	(49,661)	(44,407)
Intangible assets, net	$229,580	$234,632
(1) Includes impairment of trademark. See Note 7, Intangible Assets, net, to the audited consolidated financial statements included in the 2022 Form 10-K.

Amortization expense was $5.3 million for the three months ended March 31, 2023 and 2022. Amortization expense is recorded to depreciation and amortization expenses on the unaudited consolidated statements of operations and comprehensive income (loss).

NOTE 6 – Accrued Expenses and Other Current Liabilities

Significant accrued expenses and other current liabilities were as follows:

	March 31, 2023	December 31, 2022
Income taxes	7,069	5,490
Leases	7,054	6,889
Inventory	6,542	7,543
Payroll	3,448	6,999
Non-income taxes	2,697	6,163
Allowance for sales returns	2,323	3,937
Marketing	2,217	451
Accrued distributions	1,874	2
Shipping costs	1,029	3,607
Other	2,321	2,296
Accrued expenses and other current liabilities	$36,574	$43,377

NOTE 7 – Long-Term Debt, Net

Long-term debt, net consisted of the following:

	Weighted-Average Interest Rate at March 31, 2023	March 31, 2023	December 31, 2022
Term loan	6.23%	$95,000	$96,250
Revolving credit facility	6.21%	15,000	20,000
Unamortized debt issuance costs		(2,652)	(2,867)
Total debt, net of debt issuance costs		107,348	113,383
Less: current portion of long-term debt		5,000	5,000
Long-term debt, net		$102,348	$108,383

Long-term debt, net equivocates fair value and is valued using Level 2 inputs within the fair value hierarchy, as defined in Note 2, Significant Accounting Policies, in the 2022 Form 10-K.

The Company was in compliance with all covenants under all credit arrangements as of March 31, 2023.

NOTE 8 – Leases

The following table presents the components of the total leased assets and lease liabilities and their classification in the Company's unaudited consolidated balance sheets:

	Classification in Consolidated Balance Sheets	March 31, 2023	December 31, 2022
Operating lease right-of-use assets	Other non-current assets	$33,000	$34,259

Current operating lease liabilities	Accrued expenses and other current liabilities	7,054	6,889
Long-term operating lease liabilities	Other non-current liabilities	27,723	29,133
Total operating lease liabilities		$34,777	$36,022

The components of lease expense were as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Operating lease right-of-use expense	$1,961	$1,321
Variable and short-term lease expense	609	481
Total lease expense	$2,570	$1,802

The weighted average remaining lease term and discount rate are presented in the following table:

	March 31, 2023	December 31, 2022
Weighted average remaining lease term (years)	4.81	5.05
Weighted average discount rate	2.71%	2.66%

Cash flow and other information related to leases is included in the following table:

	Three Months Ended
	March 31, 2023	March 31, 2022
Operating cash outflows for amounts included in the measurement of lease liabilities	$1,946	$573
Operating lease right of use assets obtained in exchange for lease obligations	259	2,994

Future maturities of lease liabilities at March 31, 2023 are presented in the following table:

Years Ending December 31,	Operating Leases
2023 (remaining nine months)	$5,962
2024	8,055
2025	8,120
2026	6,707
2027	4,774
Thereafter	3,906
Total lease payments	37,524
Less: imputed interest	2,747
Present value of lease liabilities	$34,777

NOTE 9 – Equity-Based Compensation

Summary of Equity-Based Compensation

The table below summarizes equity-based compensation expense recognized by award type:

	Three Months Ended
	March 31, 2023	March 31, 2022
Common units	$3,152	$3,445
Restricted stock units	962	814
Performance stock units	609	—
Stock options	71	178
Total equity-based compensation	$4,794	$4,437

Common Units

A summary of the common units is as follows for the periods indicated (in thousands, except per share data):

	Outstanding Common Units	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested, December 31, 2022	1,193	$13.12	1.16	$15,655
Granted	—	—		—
Forfeited/canceled	(38)	12.04		(458)
Vested	(227)	15.29		(3,471)
Unvested, March 31, 2023	928	12.63	1.07	11,726

Exercisable, March 31, 2023(1)	—	$—		$—
(1) Note there were performance and service-based units that vested by March 31, 2023. However, none of them are exercisable due to the Stockholders Agreement, as described in Note 12, Equity-Based Compensation, to the audited consolidated financial statements included in our 2022 Form 10-K.

Incentive Award Plan

Restricted Stock Units

The following table summarizes the activity related to the Company’s restricted stock units:

	Restricted Stock Units Outstanding
	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2022	1,784	$6.05
Granted	2	6.09
Vested and converted to shares	(38)	16.20
Forfeited/canceled	(225)	6.05
Outstanding, March 31, 2023	1,523	$5.80

Performance Stock Units

The following table summarizes the activity related to the Company’s performance stock units:

	Performance Stock Units Outstanding
	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2022	1,296	$3.86
Granted	5	4.40
Vested and converted to shares	—	—
Forfeited/canceled	(10)	3.86
Outstanding, March 31, 2023	1,291	$3.86

Stock Options

The following table summarizes the activity related to the Company’s stock options:

	Number of Stock Options	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2022	687	$4.34	$8.29	4.98	$—
Granted	—	—	—		—
Forfeited or expired	(204)	3.40	5.76		—
Vested	—	—	—		—
Outstanding, March 31, 2023	483	$4.73	9.35	4.95	—

Exercisable, March 31, 2023	62	$8.71	$17.00	—	$—
(1) The aggregate intrinsic value is zero because the closing Class A common stock price at the end of each period is less than the weighted-average exercise price of the options.

Employee Stock Purchase Plan

As of March 31, 2023, 102,616 shares of Class A common stock have been issued under the Solo Brands, Inc. 2021 Employee Stock Purchase Plan.

NOTE 10 – Income Taxes

Provision for Income Taxes

The effective income tax rate was 25.0% for the three months ended March 31, 2023, compared to 21.3% for the corresponding period in 2022. The increase for the three months ended March 31, 2023 was primarily due to a discrete tax expense related to equity-based compensation for the share vestings in the current period.

Income tax expense for the three months ended March 31, 2023 was $0.3 million, respectively, compared to $0.9 million of income tax benefit in the corresponding period for 2022. Income taxes represents federal, state, and local income taxes on the Company’s allocable share of taxable income of Solo Stove Holdings, LLC (“Holdings”), as well as Oru's and Chubbies' federal and state tax expense and foreign tax expense related to international subsidiaries.

The weighted-average ownership interest in Holdings was 66.3% and 67.0% for the three months ended March 31, 2023 and 2022, respectively.

Deferred Tax Assets and Liabilities

As of March 31, 2023, the total deferred tax liability related to the basis difference in the Company's investment in Holdings was $44.0 million. However, a portion of the total basis difference will only reverse upon the eventual sale of its interest in Holdings, which the Company expects would result in a capital loss. As of March 31, 2023, the total valuation allowance established against the deferred tax asset to which this portion relates was $26.5 million.

During the three months ended March 31, 2023, the Company did not recognize any deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement, as defined in Note 13, Income Taxes, to the audited consolidated financial statements included in our 2022 Form 10-K.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of March 31, 2023, the Company concluded, based on the weight of all available positive and negative evidence, that all of its deferred tax assets (except for those deferred tax assets described above relating to basis differences that are expected to result in a capital loss upon eventual sale of its interest in Holdings) are more likely than not to be realized. As such, no additional valuation allowance was recognized.

NOTE 11 – Net Income (Loss) Per Share

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

The following table sets forth the calculation of the basic and diluted net income (loss) per share for the Company’s Class A common stock:

	Three Months Ended March 31,	Three Months Ended March 31,
	2023	2022
Net income (loss)	$933	$(3,235)
Less: Net income (loss) attributable to non-controlling interests	9	(1,200)
Net income (loss) attributable to Solo Brands, Inc.	$924	$(2,035)

Denominator:
Weighted average shares of Class A common stock outstanding - basic	63,670	63,401
Effect of dilutive securities	220	—
Weighted average shares of Class A common stock outstanding - diluted	63,890	63,401

Income (loss) per share of Class A common stock outstanding - basic	$0.01	$(0.03)
Income (loss) per share of Class A common stock outstanding - diluted	$0.01	$(0.03)

During the three months ended March 31, 2023 and 2022, 0.5 million and 0.2 million options and 0.4 million and 0.2 million restricted stock units, respectively, were not included in the computation of diluted net income per share because their effect would have been anti-dilutive. The Company has determined that the performance stock units and the shares of Class B common stock will in all cases neither be dilutive nor anti-dilutive and has excluded them from the calculation of net income (loss) per Class A common stock for all periods presented.

NOTE 12 – Subsequent Events

In accordance with ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company evaluated subsequent events and transactions that occurred after March 31, 2023, the balance sheet date, up to the date that the financial statements were available to be issued. As a result, the following transactions were identified as subsequent events as of March 31, 2023.

On May 1st, the Company completed the acquisition of Terraflame. The Company does not anticipate this acquisition having a material impact on the 2023 financials. Additional disclosures required by ASC 805, Business Combinations, with respect to the acquisition have been omitted because the information needed for the disclosures is not currently available due to the close proximity of closing of this transaction with the date these financial statements are being issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following discussion, references to “we,” “us,” “our,” the “Company,” and similar references mean Solo Brands, Inc. and its consolidated subsidiaries, unless the context otherwise requires. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report, as well as our audited consolidated financial statements included in our 2022 Form 10-K. Some of the numbers included herein have been rounded for the convenience of the presentation. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Item I, Part 1A, “Risk Factors” of our 2022 Form-K and elsewhere in this Quarterly Report. See “Special Note Regarding Forward-Looking Statements.”
Overview
We own and operate premium brands with ingenious products that we market and deliver through an omni-channel distribution model that leverages e-commerce, strategic wholesale partnerships and physical retail stores. We aim to help our customers enjoy good moments that create lasting memories. We consistently deliver innovative, high-quality products that are loved by our customers and revolutionize the outdoor experience, build community and help everyday people reconnect with what matters most.

Key performance indicators used by management to monitor the health of the business include customer volume and growth by year with 3.9 million total customers as of March 31, 2023, an increase of 31.6% from March 31, 2022, total email subscriptions and growth by year with 5.7 million email subscribers as of March 31, 2023, an increase of 57.0% from March 31, 2022 and our repeat purchase rate of 55.0% during the first quarter of 2023. We are deliberate in keeping the customer at the center of what we do in order to drive solid customer lifetime value that we believe will result in long-term financial value to the Company.

Our net sales increased from $82.2 million for the three months ended March 31, 2022 to $88.2 million for the three months ended March 31, 2023, representing a growth rate of 7.3%. Our revenue growth was driven by greater demand within our wholesale sales channel. During the first quarters of 2023 and 2022, DTC sales were 62.1% and 73.3% of net sales, respectively, and wholesale sales were 37.9% and 26.7% of net sales, respectively.

Our net income increased to net income of $0.9 million for the three months ended March 31, 2023 from net loss of $3.2 million for the three months ended March 31, 2022. The net income for the three months ended March 31, 2023 was due to strong demand within both our DTC and wholesale channels, with wholesale growth of 52.3% period over period. This was slightly offset by increases in interest expense and income tax expense when compared to the prior period.

Outlook

We continue to focus on our long-term growth strategies, including product innovation, channel and category expansion, strategic acquisitions, and investments in information technology to drive efficiencies. As the macroeconomy continues to face uncertainty around inflation and rising interest rates, consumer behavior is unknown. Our business is not immune to the impacts resulting from decreased discretionary spending. However, we believe we are prepared to mitigate these pressures and quickly adjust our short-term strategies as necessary throughout 2023 to promote financial health without jeopardizing our long-term growth expectations.

Key Factors Affecting Our Financial Condition and Results of Operations

We believe that our performance and future success depend on a number of factors that present significant opportunities for us, but also pose risks and challenges, including those discussed below and in Part I, Item 1A, Risk Factors, included in our 2022 Form 10-K.

During the first quarter of 2023, demand for our products remained healthy, especially evident within our wholesale channel which has continued to grow over time. We were, however, minimally impacted by global economic conditions including inflation and rising interest rates. Although we feel we have been able to navigate inflationary pressures through March 31, 2023, we expect the volatility we experienced in 2022 and the first quarter of 2023 to continue to impact the Company for the remainder of 2023. We have not historically raised the prices of our products and have aimed to mitigate inflationary pressures through cost management. We believe consumers will continue to feel the strain of higher inflation, thereby impacting their spending. We expect to continue to monitor inflation and consider strategies to minimize the impact. Similarly, as interest rates continued to rise during the first quarter of 2023, we continued to mitigate the impact via strategic repayments of borrowings on our Revolving Credit Facility. We expect to continue to monitor interest rates and balance our working capital needs with the cost of debt.

If current macroeconomic pressures persist or worsen, our business may continue to be adversely impacted.

Components of Our Results of Operations

Net Sales

Net sales are comprised of DTC and wholesale channel sales to retail partners. Net sales in both channels reflect the impact of partial shipments, product returns, and discounts for certain sales programs or promotions.
Our net sales have historically included a seasonal component. In the DTC channel, our historical net sales tend to be highest in our second and fourth quarters, while our wholesale channel has generated higher sales in the first and third quarters. Additionally, we expect variance in our net sales throughout the year relative to the timing of new product launches.

Gross Profit and Cost of Goods Sold

Gross profit reflects net sales less cost of goods sold, which primarily includes the purchase cost of our products from our third-party manufacturers, inbound freight and duties, product quality testing and inspection costs and depreciation on molds and equipment that we own.

Selling, General, & Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of marketing costs, wages,, equity-based compensation expense and benefits costs, costs of our warehousing and logistics operations, costs of operating on third-party DTC marketplaces, professional fees and services, costs of shipping product to our customers, and general corporate expenses.
Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation of property, plant and equipment and amortization of definite-lived intangible assets.

Other Operating Expenses

Other operating expenses includes certain costs incurred for the initial public offering, acquisition-related expenses, business optimization and expansion expenses and management transition costs.

Interest Expense, Net

Interest expense, net consists primarily of interest on our Revolving Credit Facility and Term Loan.

Income Taxes

Income taxes represents federal, state, and local income taxes on the Company's allocable share of taxable income of Holdings, as well as Oru's and Chubbies' federal, state and foreign tax expense related to international subsidiaries. We are the sole managing member of Holdings, and as a result, consolidate the financial results of Holdings. Holdings is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Holdings is passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss of Holdings, as well as any stand-alone income or loss generated by Solo Brands, Inc.

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Net Sales

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	$	%
Net sales	$88,207	$82,203	$6,004	7.3%
Direct-to-consumer net sales	54,750	60,230	(5,480)	(9.1)%
Wholesale net sales	$33,457	$21,973	$11,484	52.3%

The increase in net sales for the three months ended March 31, 2023 compared to the corresponding period in the prior year was primarily driven by an increase in wholesale net sales. Within the wholesale net sales channel, the increase was primarily attributable to larger value orders from our strategic partners. Partially offsetting the increase in wholesale net sales, the DTC channel average order value decreased 18.9% for the three months ended March 31, 2023 compared to the corresponding period in the prior year primarily due to higher demand for lower priced items, including newly launched products and accessories and increased volume for apparel products, with total orders remaining flat year-over-year.

Cost of Goods Sold and Gross Profit

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	$	%
Cost of goods sold	$33,804	$33,350	$454	1.4%
Gross profit	54,403	48,853	5,550	11.4%
Gross margin (Gross profit as a % of net sales)	61.7%	59.4%		2.2%

The increase in cost of goods sold for the three months ended March 31, 2023 compared to the corresponding period in the prior year was primarily driven by a slight increase in freight of $0.3 million as a result of higher inbound freight costs for inventory sold during the current period compared to the prior period.

The increase in gross profit for the three months ended March 31, 2023 compared to the corresponding period in the prior year was primarily due to the increase in revenue, offset slightly by the increase in cost of goods sold, as noted above. The increase in gross margin for the three months ended March 31, 2023 compared to the corresponding period in the prior year was primarily due to a reduction in promotional pricing.

Selling, General & Administrative Expenses

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	$	%
Selling, general, and administrative expenses	$44,622	$45,644	$(1,022)	(2.2)%
SG&A as a % of net sales	50.6%	55.5%		(4.9)%
The decrease in SG&A expenses for the three months ended March 31, 2023 compared to the corresponding period in the prior year was driven by a decrease of $5.4 million in variable costs, partially offset by an increase of $4.3 million in fixed costs.

The variable cost decreases for the three months ended March 31, 2023 compared to the corresponding period in the prior year were primarily due to $3.2 million in marketing spend and $3.4 million in distribution costs, partially offset by an increase of $1.2 million in supplies. The fixed cost increases for the three months ended March 31, 2023 compared to the corresponding period in the prior year were primarily due to $2.9 million in employee costs as a result of equity-based compensation, increased headcount from 2022 new hires and severance, $0.9 million in rent and $0.3 million in professional services costs.

Interest Expense, Net

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	$	%
Interest expense, net	$2,286	$796	$1,490	187.2%

Interest expense, net increased for the three months ended March 31, 2023 compared to the corresponding period in the prior year due to an increase in the weighted average interest rate on our total debt balance from 1.39% as of March 31, 2022 to 6.23% as of March 31, 2023, partially offset by a lower average debt balance in the current period when compared to the prior period.

Income Taxes

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	$	%
Income tax expense	$311	$(878)	$1,189	(135.4)%

Income tax expense (benefit) increased for the three months ended March 31, 2023 compared to the corresponding period in the prior year primarily due to a discrete tax expense related to equity-based compensation for the share vestings in the current period.
Liquidity and Capital Resources

Historically, our cash requirements have principally been for working capital purposes and acquisitions. We expect these needs to continue as we develop and grow our business. We fund our working capital, primarily inventory, from cash flows from operating activities, cash on hand, and borrowings under our Revolving Credit Facility. We maintain the majority of our cash and cash equivalents in accounts with major highly rated multi-national and local financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions, and any inability to access or delay in accessing these funds could adversely affect our business and financial position.

The table below reflects our sources, facilities and availability of liquidity as of March 31, 2023. See Note 7, Long-Term Debt, Net, to the unaudited consolidated financial statements included elsewhere in this Quarterly Report.

	Liquidity Sources and Facilities	Availability
Cash and cash equivalents	$25,693	$25,693
Working capital (excluding cash and cash equivalents)	99,115	99,115
Revolving Credit Facility	15,000	335,000
Term Loan	95,000	—

Revolving Credit Facility and Term Loan

On May 12, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., the Lenders and L/C Issuers party thereto (each as defined therein) and the other parties thereto (as subsequently amended on June 2, 2021, and September 1, 2021, the “Revolving Credit Facility”). As so amended, the Revolving Credit Facility allows us to borrow up to $350.0 million of revolving loans, including the ability to issue up to $20.0 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under the Revolving Credit Facility, it does reduce the amounts available under the Revolving Credit Facility. The Revolving Credit Facility matures on May 12, 2026 and bears interest at a rate equal to the base rate as defined in the agreement plus an applicable margin, which as of March 31, 2023, was based on LIBOR. Interest is due on the last business day of each March, June, September and December.

In addition to the above, the amendment on September 1, 2021 included a provision to borrow up to $100.0 million under a term loan (the “Term Loan”). The proceeds from the Term Loan were used to fund the Chubbies acquisition. The Term Loan matures on September 1, 2026. We were required to make quarterly principal payments on the Term Loan beginning on December 31, 2021. All outstanding principal and interest due on the Term Loan are due at maturity. All required principal payments were made on time and with available cash through the year ended March 31, 2023. Interest payments are due on a quarterly basis under the Term Loan, with the same due dates as noted for the Revolving Credit Facility above.

The Revolving Credit Facility and Term Loan are subject to certain financial covenants. See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our 2022 Form 10-K for additional information. As of March 31, 2023, we were in compliance with all required financial covenants.

As of March 31, 2023, there are no material changes to our primary short-term and long-term requirements for liquidity and capital as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our 2022 10-K. Although we cannot predict with certainty all of our particular short-term cash uses or the timing or amount of cash requirements, we believe that our available cash on hand, along with amounts available under our Revolving Credit Facility will be sufficient to satisfy our liquidity requirements for at least the next twelve months. However, beyond the next twelve months, the continued growth of our business, including our expansion into international markets, may significantly increase our expenses (including our capital expenditures) and cash requirements. Furthermore, we plan to continue to seek possible brand and mission consistent acquisition opportunities that would require additional capital. In addition, the amount of our future product sales is difficult to predict, and actual sales may not be in line with our forecasts. As a result, we may be required to seek additional funds in the future from issuances of equity or debt, obtaining additional credit facilities, or loans from other sources.

Cash Flows

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Cash flows provided by (used in):
Operating activities	$14,703	$(25,511)
Investing activities	(1,820)	(2,470)
Financing activities	$(10,554)	$18,747

Operating activities

The $40.2 million increase in cash provided by operating activities period over period, as shown in the table above, was due to a $36.2 million decline in cash usage from changes in operating assets and liabilities (“working capital”) and a $4.0 million decline in cash usage from changes in net income (loss) after non-cash adjustments, predominantly due to the net income generated in the current period. The decrease in cash used by working capital was primarily due to:
•a $32.3 million decrease in cash used in changes in inventory due to fewer inventory purchases during the three months ended March 31, 2023, in line with management’s focus on reducing on-hand inventory; and
•a $13.3 million decrease in cash used in changes in accounts receivable as a result of improved collection efforts and the increase in wholesale sales through strategic partnerships, that generated large orders and timing of remittances, for the quarter when compared to the prior year; offset in part by
•an $8.9 million increase in cash used in changes in accrued expenses and other current liabilities, primarily due to larger cash outflows in the current period than the comparable period in the prior year for bonuses, tax payables and shipping costs.

Investing activities

The $0.7 million decrease in cash used in investing activities, as shown in the table above, was due to a decrease in acquisition activity in the current period compared to the prior period.
Financing activities

The $29.3 million increase in cash used in financing activities, as shown in the table above, was primarily due to a $25.6 million increase in cash used in net repayments on debt and a $3.7 million increase in cash used in tax distributions to non-controlling interests.

Contractual Obligations

For information regarding our contractual obligations, see Note 7, Long-Term Debt, Net, Note 8, Leases, and Note 1, Significant Accounting Policies in this Quarterly Report and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K.

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

See Note 2, Significant Accounting Policies, to the audited consolidated financial statements included in our 2022 Form 10-K for more information about our significant accounting policies, including our critical accounting policies. The critical accounting estimates that reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are described in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2022 Form 10-K. During the three months ended March 31, 2023, there were no material changes to our critical accounting policies and estimates from those discussed in our 2022 Form 10-K. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see “Recently Adopted Accounting Pronouncements” and “Recently Issued Accounting Pronouncements—Not Yet Adopted” in Note 1, Significant Accounting Policies, to the unaudited consolidated financial statements included elsewhere in this Quarterly Report.

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

Interest Rate Risk

In order to maintain liquidity and fund business operations, we have a long-term credit facility and separate term loan that bear variable interest rates based on prime, federal funds, or LIBOR plus an applicable margin based on our total net leverage ratio. As of March 31, 2023, we had indebtedness of $15.0 million and $95.0 million, with annualized rates of interest of 6.21% and 6.23%, under our Revolving Credit Facility and Term Loan, respectively. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors. We may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations, but as of March 31, 2023, we have not entered into any such contracts. A 100 bps increase in LIBOR would increase our interest expense by approximately $1.1 million in any given year.

Inflation Risk

Inflationary factors such as increases in the cost of our products and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and SG&A expenses as a percentage of net sales, if the selling prices of our products do not increase with these increased costs.

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

Foreign Currency Risk

Our international sales are primarily denominated in U.S. dollars. During the three months ended March 31, 2023 and 2022, net sales in international markets accounted for 5.9% and 6.2% of our consolidated net sales, respectively. We do not believe exposure to foreign currency fluctuations had a material impact on our net sales. A portion of our operating expenses are incurred outside the Unites States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. In addition, our suppliers may incur many costs, including labor costs, in other currencies. To the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margin. In addition, a strengthening of the U.S. dollar may increase the cost of our products to our customers outside of the United States. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuations from operating expenses is not material at this time.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information on the Company’s legal proceedings is set forth under Part I, "Item 3. Legal Proceedings” in our 2022 Form 10-K. There have been no material changes to the legal proceedings as described in the 2022 Form 10-K.

Item 1A. Risk Factors

You should carefully consider the risk factors set forth under Part I, Item 1A. Risk Factors in our 2022 Form 10-K, which could materially affect our business, financial condition, and future results. The risks described in the 2022 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results.

There have been no material changes to the risk factors identified in Part I, Item 1A. Risk Factors in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

There were no sales of unregistered securities during the three months ended March 31, 2023.

Purchase of Equity Securities

We did not repurchase shares of our Class A common stock during the three months ended March 31, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Solo Brands, Inc.	S-8	333-260826	4.1	11/5/2021
3.2	Amended and Restated Bylaws of Solo Brands, Inc.	S-8	333-260826	4.2	11/5/2021
10.1#	Separation and Release of Claims Agreement, dated March 31, 2023, by and between Solo Brands, LLC and Thomas Montgomery					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Solo Brands, Inc.

Date:	May 4, 2023	By:	/s/ John Merris
John Merris
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 4, 2023	By:	/s/ Somer Webb
Somer Webb
Chief Financial Officer
(Principal Financial Officer)