Form 10-Q
period 2023-06-30
Solo Brands, Inc.
filed 2023-08-03
CIK 1870600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of August 1, 2023, there were 57,674,643 shares of the registrant’s Class A common stock, $0.001 par value per share, outstanding and 32,789,666 shares of the registrant’s Class B common stock, $0.001 par value per share, outstanding.

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

WHERE YOU CAN FIND MORE INFORMATION

We may use our website as a distribution channel of material information about the Company including through press releases, investor presentations, and notices of upcoming events. We intend to utilize the investor relations section of our website at https://investors.solobrands.com as a channel of distribution to reach public investors and as a means of disclosing material non-public information for complying with disclosure obligations under Regulation FD. We also intend to use certain social media channels, including, but not limited to, Twitter, Facebook and LinkedIn, as a means of communicating with the public, our customers and investors about our Company, our products, and other matters. While not all the information that the Company posts to its website and brand related social media channels may be deemed to be of a material nature, some information may be, and we therefore encourage investors, the media, and others interested in our Company to review the information we make public in these locations.

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
i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SOLO BRANDS, INC.
Consolidated Balance Sheets
(Unaudited)

(In thousands)	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$60,603	$23,293
Accounts receivable, net of allowance for credit losses of $1.7 million and $1.5 million	24,072	26,176
Inventory	113,657	132,990
Prepaid expenses and other current assets	13,365	12,639
Total current assets	211,697	195,098
Non-current assets
Property and equipment, net	20,704	15,166
Intangible assets, net	229,979	234,632
Goodwill	384,896	382,658
Other non-current assets	33,890	34,793
Total non-current assets	669,469	667,249
Total assets	$881,166	$862,347

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,870	$11,783
Accrued expenses and other current liabilities	45,643	43,377
Deferred revenue	3,725	6,848
Current portion of long-term debt	5,000	5,000
Total current liabilities	68,238	67,008
Non-current liabilities
Long-term debt, net	136,313	108,383
Deferred tax liability	60,549	82,621
Other non-current liabilities	32,921	29,338
Total non-current liabilities	229,783	220,342

Commitments and contingencies (Note 1)

Shareholders’ equity
Class A common stock, par value $0.001 per share; 469,394,491 shares authorized, 58,301,929 shares issued and outstanding; 475,000,000 shares authorized, 63,651,051 issued and outstanding	58	64
Class B common stock, par value $0.001 per share; 50,000,000 shares authorized, 32,609,758 shares issued and outstanding; 50,000,000 shares authorized, 32,157,983 issued and outstanding	33	32
Additional paid-in capital	353,380	358,118
Retained earnings (accumulated deficit)	5,960	5,746
Accumulated other comprehensive income (loss)	(312)	(499)
Treasury stock	(486)	(35)
Equity attributable to the controlling interest	358,633	363,426
Equity attributable to non-controlling interests	224,512	211,571
Total equity	583,145	574,997
Total liabilities and equity	$881,166	$862,347

See Notes to Unaudited Consolidated Financial Statements

SOLO BRANDS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per unit data)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net sales	$130,927	$136,019	$219,134	$218,222
Cost of goods sold	47,856	49,343	81,660	82,693
Gross Profit	83,071	86,676	137,474	135,529
Operating expenses
Selling, general & administrative expenses	63,524	69,166	108,146	114,810
Depreciation and amortization expenses	6,349	6,043	12,527	11,978
Impairment charges	—	30,589	—	30,589
Other operating expenses	2,132	820	2,537	1,320
Total operating expenses	72,005	106,618	123,210	158,697
Income (loss) from operations	11,066	(19,942)	14,264	(23,168)
Non-operating (income) expense
Interest expense, net	2,490	1,237	4,776	2,033
Other non-operating (income) expense	(5,546)	513	(5,878)	604
Total non-operating (income) expense	(3,056)	1,750	(1,102)	2,637
Income (loss) before income taxes	14,122	(21,692)	15,366	(25,805)
Income tax expense (benefit)	2,608	(1,819)	2,919	(2,697)
Net income (loss)	11,514	(19,873)	12,447	(23,108)
Less: net income (loss) attributable to noncontrolling interests	4,090	(7,834)	4,099	(9,034)
Net income (loss) attributable to Solo Brands, Inc.	$7,424	$(12,039)	$8,348	$(14,074)

Other comprehensive (loss) income
Foreign currency translation, net of tax	$108	$46	$121	$70
Comprehensive (loss) income	11,622	(19,827)	12,568	(23,038)
Less: comprehensive income attributable to noncontrolling interests	39	15	43	23
Less: net (loss) income attributable to noncontrolling interests	4,090	(7,834)	4,099	(9,034)
Comprehensive (loss) income attributable to Solo Brands, Inc.	$7,493	$(12,008)	$8,426	$(14,027)

Income (loss) per Class A common stock
Basic	$0.12	$(0.19)	$0.13	$(0.22)
Diluted	$0.12	$(0.19)	$0.13	$(0.22)

Weighted-average Class A common stock outstanding
Basic	63,620	63,416	63,143	63,408
Diluted	64,081	63,416	63,291	63,408

See Notes to Unaudited Consolidated Financial Statements

SOLO BRANDS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(In thousands)	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,447	$(23,108)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization of intangible assets	10,518	10,478
Equity-based compensation	9,750	8,887
Operating lease right-of-use assets expense	3,982	3,030
Depreciation	2,369	1,500
Changes in accounts receivable reserves	650	433
Deferred income taxes	(661)	(5,497)
Other adjustments	476	421
Impairment charges	—	30,589
Changes in assets and liabilities
Accounts receivable	1,901	(1,879)
Inventory	20,692	(26,244)
Prepaid expenses and other current assets	(682)	(4,487)
Other non-current assets and liabilities	(4,118)	(3,213)
Accounts payable	1,174	2,059
Deferred revenue	(3,125)	477
Accrued expenses and other current liabilities	(3,578)	(5,358)
Net cash (used in) provided by operating activities	51,795	(11,912)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,466)	(4,582)
Acquisitions, net of cash acquired	(5,421)	(774)
Net cash (used in) provided by investing activities	(8,887)	(5,356)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	35,000	25,000
Repayments of long-term debt	(7,500)	(1,250)
Common stock repurchase	(28,479)	—
Distributions to non-controlling interests	(4,964)	(4,984)
Stock issued under employee stock purchase plan	106	246
Taxes paid related to net share settlement of equity awards	52	—
Net cash (used in) provided by financing activities	(5,785)	19,012
Effect of exchange rate changes on cash	187	(117)
Net change in cash and cash equivalents	37,310	1,627
Cash and cash equivalents balance, beginning of period	23,293	25,101
Cash and cash equivalents balance, end of period	$60,603	$26,728

See Notes to Unaudited Consolidated Financial Statements

SOLO BRANDS, INC.
Consolidated Statement of Equity
(Unaudited)

For the Six Months Ended June 30, 2023

	Class A Common Stock		Class B Common Stock
(In thousands)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest	Total Shareholders’ Equity
Balance at December 31, 2022	63,651	$64	32,158	$32	$358,118	$5,746	$(499)	$(35)	$211,571	$574,997
Net income (loss)	—	—	—	—	—	924	—	—	9	933
Equity-based compensation	—	—	—	—	3,703	—	—	—	1,061	4,764
Other comprehensive income (loss)	—	—	—	—	—	—	70	—	34	104
Tax distributions to non-controlling interests	—	—	—	—	—	—	—	—	(6,178)	(6,178)
Vested equity-based compensation and re-allocation of ownership percentage	38	—	227	—	(829)	—	—	—	829	—
Balance at March 31, 2023	63,689	$64	32,385	$32	$360,992	$6,670	$(429)	$(35)	$207,326	$574,620
Net income (loss)	—	—	—	—	—	7,424	—	—	4,090	11,514
Equity-based compensation	—	—	—	—	5,345	—	—	—	1,155	6,500
Other comprehensive income (loss)	—	—	—	—	—	—	117	—	50	167
Tax distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,225)	(1,225)
Employee stock purchase plan	36	—	—	—	106	—	—	—	—	106
Common stock repurchase	(5,639)	—	—	—	—	19,888	—	(28,479)	—	(8,591)
Treasury stock retirement	—	(6)	—	—	—	(28,022)	—	28,028	—	—
Surrender of stock to settle taxes on equity awards	—	—	—	—	52	—	—	—	—	52
Vested equity-based compensation and re-allocation of ownership percentage	216	—	225	1	(13,115)	—	—	—	13,116	2
Balance at June 30, 2023	58,302	$58	32,610	$33	$353,380	$5,960	$(312)	$(486)	$224,512	$583,145

See Notes to Unaudited Consolidated Financial Statements

SOLO BRANDS, INC.
Consolidated Statement of Equity
(Unaudited)

For the Six Months Ended June 30, 2022

	Class A Common Stock		Class B Common Stock
(In thousands)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Equity
Balance at December 31, 2021	63,397	$63	31,179	$31	$350,088	$10,691	$6	$213,292	$574,171
Net income (loss)	—	—	—	—	—	(2,035)	—	(1,200)	(3,235)
Equity-based compensation	—	—	—	—	3,300	—	—	1,137	4,437
Other comprehensive income (loss)	—	—	—	—	—	—	16	8	24
Tax distributions to non-controlling interests	—	—	—	—	—	—	—	(4,290)	(4,290)
Vested equity-based compensation and re-allocation of ownership percentage	4	—	90	—	(380)	—	—	380	—
Balance at March 31, 2022	63,401	$63	31,269	$31	$353,008	$8,656	$22	$209,327	$571,107
Net income (loss)	—	—	—	—	—	(12,039)	—	(7,834)	(19,873)
Equity-based compensation	—	—	—	—	2,293	—	—	1,134	3,427
Other comprehensive income (loss)	—	—	—	—	—	—	31	15	46
Tax distributions to non-controlling interests	—	—	—	—	—	—	—	(251)	(251)
Employee stock purchase plan	60	—	—	—	246	—	—	—	246
Vested equity-based compensation and re-allocation of ownership percentage	—	—	94	—	(1,726)	—	—	1,726	—
Balance at June 30, 2022	63,461	$63	31,363	$31	$353,821	$(3,383)	$53	$204,117	$554,702

See Notes to Unaudited Consolidated Financial Statements

SOLO BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – Significant Accounting Policies

Included below are selected significant accounting policies, including those that were added or modified during the six months ended June 30, 2023 as a result of the adoption of new accounting policies. Refer to Note 2, Significant Accounting Policies, within the annual consolidated financial statements in the Company’s 2022 Form 10-K for the full list of significant accounting policies.

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

Accounts Receivable, net

Accounts receivables consists of amounts due to the Company from retailers and direct-to-corporate customers. Accounts receivable are recorded at invoiced amounts, less contractual allowances for trade terms, sales incentive programs, and discounts. The Company maintains an allowance for expected credit losses that will result from the inability of customers to make required payments. The allowance is determined based on a review of specific customer accounts where the collection is doubtful, as well as an assessment of the collectability of total receivables considering the aging of balances, historical and anticipated trends, and other factors. All accounts are subject to an ongoing review of ultimate collectability. Receivables are written off against the allowance when it is probable the amounts will not be recovered.

Business Combinations

The Company applies the acquisition method to all transactions and other events in which the Company obtains control over one or more other businesses. Assets acquired and liabilities assumed are measured at fair value as of the acquisition date. Liabilities related to contingent consideration are recognized at the acquisition date and re-measured at fair value in each subsequent reporting period. Goodwill is recognized if the consideration transferred exceeds the fair value of the net assets acquired.

Commitments and Contingencies

From time to time, the Company is involved in various legal proceedings that arise in the normal course of business. While the Company intends to prosecute and defend any lawsuit vigorously, the Company presently believes that the ultimate outcome of any currently pending legal proceeding will not have any material adverse effect on its financial position, cash flows, or results of operations. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, which could impact the Company’s business and the results of operations for the period in which the ruling occurs or future periods. Based on the information available, the Company evaluates the likelihood of potential outcomes. The Company records the appropriate liability when the amount is deemed probable and reasonably estimable. In addition, the Company does not accrue for estimated legal fees and other directly related costs as they are expensed as incurred. The Company is not currently a party to any pending litigation that it considers material. Therefore, the consolidated balance sheets do not include a liability for any potential obligations as of June 30, 2023 and December 31, 2022.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, an update that provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The optional guidance is provided to ease the potential burden of accounting for reference rate reform. The guidance was effective as of March 12, 2020. In December 2022, the FASB issued ASU 2022-06, deferring the date through which Topic 848 is available for contract modifications to December 31, 2024. Due to the forthcoming discontinuation of LIBOR and under the relief provided by Topic 848, the Company modified the terms of its Revolving Credit Facility and Term Loan (as defined in the Company’s 2022 Form 10-K) by replacing references to LIBOR with references to the adjusted secured overnight financing rate (“SOFR”). The adoption of Topic 848 and the related modification to the agreements did not have a significant impact on the Company’s consolidated financial statements and disclosures. The Company did not have any other agreements or transactions that would be impacted by the adoption of Topic 848.

Recently Issued Accounting Pronouncements - Not Yet Adopted
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

NOTE 2 – Revenue

The Company primarily engages in (1) direct-to-consumer (“DTC”) transactions, which are primarily comprised of product sales directly from the Company’s websites, and (2) business-to-business transactions, or wholesale, which are comprised of product sales to retailers, including where possession of the Company's products is taken and sold by the retailer in-store or online.

The following table disaggregates net sales by channel:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales by channel
Direct-to-consumer	$99,650	$116,096	$154,400	$176,326
Wholesale	31,277	19,923	64,734	41,896
Net sales	$130,927	$136,019	$219,134	$218,222

NOTE 3 – Acquisitions

The following transactions were accounted for under the acquisition method of accounting for business combinations.

Sconberg LLC
On May 1, 2023, Solo Brands, LLC, a wholly-owned subsidiary of Solo Stove Holdings, LLC (“Holdings”), entered into an Equity Purchase Agreement to acquire 100% percent of the voting equity interests in Sconberg LLC (“TerraFlame”), that constitute a business for purposes of ASC 805, for total purchase consideration of $13.2 million, of which $5.5 million was cash paid at closing. The remainder of the consideration, an earnout and post-closing payment liabilities of $7.7 million, was recorded as contingent consideration, which are tied to TerraFlame achieving certain specified profitability metrics. The total purchase consideration was primarily allocated to $5.5 million of intangible assets, $4.5 million of property, plant and equipment and $2.2 million of goodwill. The Company acquired TerraFlame to increase its brand and market share in the overall outdoor activities industry and penetrate the indoor fire and scent industry, as TerraFlame manufactures, markets, and sells fire features for both outdoor and indoor use.

As part of the acquisition, the Company is required to make the earnout and post-closing payments that are contingent on the future performance of TerraFlame. The fair value of the earnout was derived using a Monte Carlo simulation. It was determined the mean of $2.6 million was the most reasonable estimate of fair value as of June 30, 2023, with the simulation producing a range of $0.0 million to $2.8 million. The fair value of the post-closing payment of $5.1 million was derived using a threshold and cap (capped call) structure. Due to the valuation model chosen, there was no applicable range produced. These contingent considerations represent stand-alone liabilities that are measured at fair value on a recurring basis and are considered a level 3 estimate. See Note 2, Significant Accounting Policies in our 2022 Form 10-K for additional information about the fair value framework and the levels within. The earnout contingent consideration is included in accrued expenses and other current liabilities and the post-closing payment contingent consideration is included in other non-current liabilities within the unaudited consolidated balance sheets.

The excess enterprise value of TerraFlame over the estimated fair value of assets and liabilities assumed was recorded as goodwill. Goodwill was recorded to reflect the excess purchase consideration over net assets acquired, which represents the value that is expected to be achieved from expanding the Company’s product offerings and other synergies related to the acquisition of TerraFlame. The primary factor that contributed to the recognition of goodwill was the expected future revenue growth of TerraFlame. None of the goodwill recognized was expected to be deductible for tax purposes.

NOTE 4 – Inventory

Inventory consisted of the following:

	June 30, 2023	December 31, 2022
Finished products on hand	$95,456	$112,126
Finished products in transit	14,792	16,589
Raw materials	3,409	4,275
Inventory	$113,657	$132,990

NOTE 5 – Property and Equipment, net

Property and equipment, net consisted of the following:

	June 30, 2023	December 31, 2022
Machinery	$12,235	$8,940
Leasehold improvements	7,960	6,959
Computer, software, and other equipment	2,643	2,003
Furniture and fixtures	1,706	1,463
Buildings	1,494	—
Land	996	—
Construction in progress	289	67
Property and equipment, gross	27,323	19,432
Accumulated depreciation	(6,619)	(4,266)
Property and equipment, net	$20,704	$15,166

Depreciation expense was $1.4 million and $2.4 million for the three and six months ended June 30, 2023, compared to $0.8 million and $1.5 million for the three and six months ended June 30, 2022, respectively. Depreciation expense is recorded to depreciation and amortization expenses on the unaudited consolidated statements of operations and comprehensive income (loss).

NOTE 6 – Goodwill and Intangible Assets, net
Goodwill

The carrying value of goodwill was as follows:

Balance, December 31, 2022	382,658
Acquisitions	2,238
Balance, June 30, 2023	384,896

Intangible Assets, net

Intangible assets consisted of the following:

	June 30, 2023	December 31, 2022
Gross carrying value
Brand	$198,414	$196,114
Trademark	33,566	33,566
Customer relationships	31,805	28,605
Developed technology	17,871	17,871
Patents	3,249	2,883
Intangible assets, gross	284,905	279,039

Accumulated amortization and impairments
Brand	(35,682)	(29,146)
Trademark(1)	(7,147)	(5,957)
Customer relationships	(5,855)	(4,542)
Developed technology	(5,532)	(4,255)
Patents	(710)	(507)
Accumulated amortization, gross	(54,926)	(44,407)
Intangible assets, net	$229,979	$234,632
(1) Includes impairment of trademark. See Note 7, Intangible Assets, net, to the audited consolidated financial statements included in the 2022 Form 10-K.

Amortization expense was $5.3 million and $10.5 million for the three and six months ended June 30, 2023, compared to $5.2 million and $10.5 million for the three and six months ended June 30, 2022. Amortization expense is recorded to depreciation and amortization expenses on the unaudited consolidated statements of operations and comprehensive income (loss).

NOTE 7 – Accrued Expenses and Other Current Liabilities

Significant accrued expenses and other current liabilities were as follows:

	June 30, 2023	December 31, 2022
Inventory	8,970	7,543
Leases	7,507	6,889
Payroll	4,353	6,999
Allowance for sales returns	4,294	3,937
Marketing	3,676	451
Shipping costs	3,599	3,607
Non-income taxes	3,128	6,163
Contingent consideration	2,617	—
Accrued distributions	2,440	2
Income taxes	936	5,490
Other	4,123	2,296
Accrued expenses and other current liabilities	$45,643	$43,377

NOTE 8 – Long-Term Debt, Net

Long-term debt, net consisted of the following:

	Weighted-Average Interest Rate at June 30, 2023	June 30, 2023	December 31, 2022
Term loan	6.37%	$93,750	$96,250
Revolving credit facility	6.41%	50,000	20,000
Unamortized debt issuance costs		(2,437)	(2,867)
Total debt, net of debt issuance costs		141,313	113,383
Less: current portion of long-term debt		5,000	5,000
Long-term debt, net		$136,313	$108,383

Long-term debt, net equivocates fair value and is valued using Level 2 inputs within the fair value hierarchy, as defined in Note 2, Significant Accounting Policies, in the 2022 Form 10-K.

The Company was in compliance with all covenants under all credit arrangements as of June 30, 2023.

NOTE 9 – Leases

The following table presents the components of the total leased assets and lease liabilities and their classification in the Company's unaudited consolidated balance sheets:

	Classification in Consolidated Balance Sheets	June 30, 2023	December 31, 2022
Operating lease right-of-use assets, net	Other non-current assets	$33,329	$34,259

Current operating lease liabilities	Accrued expenses and other current liabilities	7,507	6,889
Long-term operating lease liabilities	Other non-current liabilities	27,626	29,133
Total operating lease liabilities		$35,133	$36,022

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating lease right-of-use expense	$2,021	$1,709	$3,982	$3,030
Variable and short-term lease expense	691	130	1,300	611
Total lease expense	$2,712	$1,839	$5,282	$3,641

The weighted average remaining lease terms and discount rates were as follows:

	June 30, 2023	December 31, 2022
Weighted average remaining lease term (years)	4.64	5.05
Weighted average discount rate	2.93%	2.66%

Cash flow and other information related to leases is included in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating cash outflows for amounts included in the measurement of lease liabilities	$1,997	$1,737	$3,943	$2,310
Operating lease right of use assets obtained in exchange for lease obligations	2,273	249	2,532	3,243

Future maturities of lease liabilities as of June 30, 2023 were as follows:

Years Ending December 31,	Operating Leases
2023 (remaining six months)	$4,237
2024	8,541
2025	8,607
2026	7,194
2027	5,261
Thereafter	4,108
Total lease payments	37,948
Less: imputed interest	2,815
Present value of lease liabilities	$35,133

NOTE 10 – Equity-Based Compensation

Summary of Equity-Based Compensation

The table below summarizes equity-based compensation expense recognized by award type:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Common units	$3,221	$3,428	$6,373	$6,873
Restricted stock units	966	794	1,928	1,608
Performance stock units	592	—	1,201	—
Stock options	177	198	248	376
Employee stock purchase plan	52	30	52	30
Total equity-based compensation	$5,008	$4,450	$9,802	$8,887

Common Units

A summary of the common units was as follows for the periods indicated (in thousands, except per share data):

	Outstanding Common Units	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested, December 31, 2022	1,193	$13.12	1.16	$15,655
Forfeited/canceled	(39)	12.04		(466)
Vested	(452)	15.32		(6,921)
Unvested, June 30, 2023	702	11.77	1.41	8,268

Exercisable, June 30, 2023(1)	—	$—		$—
(1) Note there were performance and service-based units that vested by June 30, 2023. However, none of such units are exercisable under the Stockholders Agreement, as described in Note 12, Equity-Based Compensation, to the audited consolidated financial statements included in our 2022 Form 10-K.

Incentive Award Plan

Restricted Stock Units

The following table summarizes the activity related to the Company’s restricted stock units:

	Restricted Stock Units Outstanding
	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2022	1,784	$6.05
Granted	72	5.46
Vested and converted to shares	(256)	7.83
Forfeited/canceled	(265)	5.96
Outstanding, June 30, 2023	1,335	$5.70

Performance Stock Units

The following table summarizes the activity related to the Company’s performance stock units:

	Performance Stock Units Outstanding
	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2022	1,296	$3.86
Forfeited/canceled	(37)	4.01
Outstanding, June 30, 2023	1,271	$3.86

Stock Options

The following table summarizes the activity related to the Company’s stock options:

	Number of Stock Options	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2022	687	$4.34	$8.29	4.98	$—
Forfeited or expired	(204)	3.40	5.76		—
Vested	(45)	6.33	12.51		—
Outstanding, June 30, 2023	438	$4.91	9.67	4.88	—

Exercisable, June 30, 2023(2)	106	$7.71	$15.12	—	$2.8
(1) The aggregate intrinsic value represents only those vested options that have a weighted-average exercise price below the closing Class A common stock price at the end of each period.

Employee Stock Purchase Plan

As of June 30, 2023, 139,032 shares of Class A common stock have been issued under the Solo Brands, Inc. 2021 Employee Stock Purchase Plan.

NOTE 11 – Income Taxes

Provision for Income Taxes

The effective income tax rate was 18.9% and 19.4% for the three and six months ended June 30, 2023, compared to 8.4% and 10.5% for the corresponding periods in 2022. The increase for the three and six months ended June 30, 2023 was primarily due to a discrete tax benefit related to the Company’s impairment charges of $30.6 million recorded for the three and six months ended June 30, 2022.

Income tax expense for the three and six months ended June 30, 2023 was $2.6 million and $2.9 million, respectively, compared to $1.8 million and $2.7 million of income tax benefit in the corresponding periods for 2022, respectively. Income taxes represents federal, state, and local income taxes on the Company’s allocable share of taxable income of Holdings, as well as Oru's and Chubbies' federal and state tax expense and foreign tax expense related to international subsidiaries.

The weighted-average ownership interest in Holdings was 65.1% and 65.7% for the three and six months ended June 30, 2023, respectively, and 67.0% for the three and six months ended June 30, 2022.

Deferred Tax Assets and Liabilities

As of June 30, 2023, the total deferred tax liability related to the basis difference in the Company's investment in Holdings was $41.4 million. However, a portion of the total basis difference will only reverse upon the eventual sale of its interest in Holdings, which the Company expects would result in a capital loss. As of June 30, 2023, the total valuation allowance established against the deferred tax asset to which this portion relates was $7.0 million. The Company’s valuation allowance decreased by $19.9 million during the six months ended June 30, 2023 primarily due to a remeasurement of its investment in partnership as a result of the secondary offering completed in May 2023.

During the three and six months ended June 30, 2023, the Company did not recognize any deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement, as defined in Note 13, Income Taxes, to the audited consolidated financial statements included in our 2022 Form 10-K.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of June 30, 2023, the Company concluded, based on the weight of all available positive and negative evidence, that all of its deferred tax assets (except for those deferred tax assets described above relating to basis differences that are expected to result in a capital loss upon eventual sale of its interest in Holdings) are more likely than not to be realized. As such, no additional valuation allowance was recognized.

During the three months ended June 30, 2023, the Company received a one-time refund payment of $5.1 million related to COVID-19 era employment tax benefits, which is recorded to other non-operating income (expense) on the unaudited consolidated statements of operations and comprehensive income (loss).

NOTE 12 – Net Income (Loss) Per Share

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

The following table sets forth the calculation of the basic and diluted net income (loss) per share for the Company’s Class A common stock:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$11,514	$(19,873)	$12,447	$(23,108)
Less: Net income (loss) attributable to non-controlling interests	4,090	(7,834)	4,099	(9,034)
Net income (loss) attributable to Solo Brands, Inc.	$7,424	$(12,039)	$8,348	$(14,074)

Weighted average shares of Class A common stock outstanding - basic	63,620	63,416	63,143	63,408
Effect of dilutive securities	461	—	148	—
Weighted average shares of Class A common stock outstanding - diluted	64,081	63,416	63,291	63,408

Income (loss) per share of Class A common stock outstanding - basic	$0.12	$(0.19)	$0.13	$(0.22)
Income (loss) per share of Class A common stock outstanding - diluted	$0.12	$(0.19)	$0.13	$(0.22)

During the three months ended June 30, 2023 and 2022, 0.3 million and 0.5 million options and 0.3 million and 1.1 million restricted stock units, respectively, were not included in the computation of diluted net income per share because their effect would have been anti-dilutive. During the six months ended June 30, 2023 and 2022, 0.4 million and 0.4 million options and 0.5 million and 0.8 million restricted stock units, respectively, were not included in the computation of diluted net income per share because their effect would have been anti-dilutive. The Company has determined that the performance stock units and the shares of Class B common stock will in all cases neither be dilutive nor anti-dilutive and has excluded them from the calculation of net income (loss) per Class A common stock for all periods presented.

NOTE 13 – Equity

Class A Common Stock

During the three months ended June 30, 2023, the Board of Directors of the Company approved the repurchase of an aggregate of 5,605,509 shares of Class A common stock. During the three and six months ended June 30, 2023, pursuant to the a Stock Purchase Agreement, dated as of May 10, 2023, by the Company and the selling stockholders party thereto, the Company repurchased 5,605,509 shares of its Class A common stock for $28.0 million, which shares were subsequently retired in accordance with the Board of Directors’ resolution, which is a classified as a non-cash financing activity within the statements of cash flows.

As of June 30, 2023, the Company has 469,394,491, shares of Class A common stock, par value $0.001 per share, authorized, a decrease from the balance as of December 31, 2022 of 475,000,000, as a result of the repurchase and retirement of 5,605,509 shares in three months ended 2023. Holders of Class A common stock are entitled to one vote per share on all matters presented to the stockholders in general. In the event of liquidation, dissolution or winding up, each holder of Class A common stock will be entitled to a pro rata distribution of any assets available for distribution to common stockholders.
NOTE 14 – Subsequent Events

In accordance with ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company evaluated subsequent events and transactions that occurred after June 30, 2023, the balance sheet date, up to the date that the financial statements were available to be issued. As a result, the following transactions were identified as subsequent events as of June 30, 2023.

On July 1, 2023, the Company completed the acquisition of IcyBreeze Cooling LLC for total cash consideration of $30.0 million. Additionally, the total purchase price consideration is subject to purchase price and fair market value considerations prescribed by ASC 805 and ASC 820, respectively. Due to the timing of the closing of this transaction, purchase accounting is incomplete. The Company is evaluating the potential effects of this acquisition on the financial statements. The Company does not anticipate this acquisition having a material impact on its results of operations for the year ending December 31, 2023.

In July 2023, the Board of Directors approved the repurchase of an aggregate of 627,286 shares of the Company’s Class A common stock pursuant to a Stock Purchase Agreement, dated as of July 12, 2023 (the “July 2023 Purchase Agreement”), by and between the Company and the selling stockholders party thereto. On July 12, 2023, pursuant to the to July 2023 Purchase Agreement, the Company repurchased an aggregate of 627,286 shares of the Company’s Class A common stock for $3.1 million, which shares were subsequently retired in accordance with the Board of Directors’ resolution.

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

Key performance indicators used by management to monitor the health of the business include (i) customer volume and growth by year with 4.1 million total customers as of June 30, 2023, an increase of 27.2% from June 30, 2022, (ii) total email subscriptions and growth by year with 5.9 million email subscribers as of June 30, 2023, an increase of 24.9% from June 30, 2022 and (iii) repeat purchase rate of 45.2% during the second quarter of 2023. We are deliberate in keeping the customer at the center of what we do in order to drive solid customer lifetime value, which we believe will result in long-term financial value to the Company.

Our net sales decreased from $136.0 million to $130.9 million for the three months ended June 30, 2022 and June 30, 2023, respectively. This decrease was primarily driven by higher demand for lower priced items in the direct-to-consumer (“DTC”) channel, offset in part by a continuation of the greater demand within our wholesale channel experienced in the first quarter of 2023. During the second quarters of 2023 and 2022, DTC sales were 76.1% and 85.4% of net sales, respectively, and wholesale sales were 23.9% and 14.6% of net sales, respectively.

Our net income increased to $11.5 million and $12.4 million for the three and six months ended June 30, 2023, respectively, from net losses of $19.9 million and $23.1 million for the three and six months ended June 30, 2022, respectively. The net income growth for the three and six months ended June 30, 2023 when compared to the corresponding periods in the prior year was primarily driven by the goodwill and intangible asset impairment of $30.6 million that was incurred in the second quarter of 2022 and did not recur in the second quarter of 2023. In addition, strong demand within both our DTC and wholesale channels, with wholesale growth of 57.0% and 54.5% for the three and six months ended June 30, 2023, respectively, when compared to the corresponding periods in the prior year, along with decreases in our marketing and distribution expenses contributed to the growth in net income. These were slightly offset by increases in interest expense and income tax expense when compared to the prior periods.

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

Key Factors Affecting Our Financial Condition and Results of Operations

We believe that our performance and future success depend on a number of factors that present significant opportunities for us, but also pose risks and challenges, including those discussed below and in Part I, Item 1A. Risk Factors in our 2022 Form 10-K.

During the second quarter of 2023, demand for our products remained healthy, especially evident within our wholesale channel which has continued to grow over time. We were, however, minimally impacted by global economic conditions including inflation and rising interest rates. Although we feel we have been able to navigate inflationary pressures through June 30, 2023, we expect the volatility we experienced in 2022 and the second quarter of 2023 to continue to impact the Company for the remainder of 2023. We have not historically raised the prices of our products and have aimed to mitigate inflationary pressures through cost management. We believe consumers will continue to feel the strain of higher inflation, thereby impacting their spending. We will continue to monitor inflation and consider strategies to minimize the impact. Similarly, as interest rates continued to rise during the second quarter of 2023, we continued to mitigate the impact via strategic repayments of borrowings on our Revolving Credit Facility. We will continue to monitor interest rates and balance our working capital needs with the cost of debt.

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

Selling, General, & Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of marketing costs, wages, equity-based compensation expense and benefits costs, costs of our warehousing and logistics operations, costs of operating on third-party DTC marketplaces, professional fees and services, costs of shipping product to our customers, and general corporate expenses.
Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation of property, plant and equipment and amortization of definite-lived intangible assets.

Other Operating Expenses

Other operating expenses includes certain costs incurred for the initial public offering, secondary offering completed in May 2023, acquisition-related expenses, business optimization and expansion expenses and management transition costs.

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
Results of Operations

Three and Six Months Ended June 30, 2023 Compared to Three and Six Months Ended June 30, 2022

Net Sales

	Three Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
Net sales	$130,927	$136,019	$(5,092)	(3.7)%
Direct-to-consumer net sales	99,650	116,096	(16,446)	(14.2)%
Wholesale net sales	$31,277	$19,923	$11,354	57.0%

	Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
Net sales	$219,134	$218,222	$912	0.4%
Direct-to-consumer net sales	154,400	176,326	(21,926)	(12.4)%
Wholesale net sales	$64,734	$41,896	$22,838	54.5%

The decrease in net sales for the three months ended June 30, 2023 compared to the corresponding period in the prior year was primarily driven by a decrease in DTC net sales, partially offset by an increase in wholesale net sales. DTC channel average order value decreased 23.7% compared to the corresponding period in the prior year, primarily due to continued higher demand for lower priced items, including products and accessories launched in the second half of 2022 and increased volume for apparel products. Within the wholesale net sales channel, the increase was primarily attributable to larger value orders from our wholesale network.
Net sales for the six months ended June 30, 2023 were flat compared to the corresponding period in the prior year. However, there was a shift toward wholesale sales primarily attributable to larger value orders from our strategic partners and growing wholesale network. Offsetting the increase in wholesale net sales, the DTC channel average order value decreased 21.4% for the six months ended June 30, 2023 compared to the corresponding periods in the prior year, primarily due to higher demand for lower priced items, including products and accessories launched in the second half of 2022 and increased volume for apparel products.

Cost of Goods Sold and Gross Profit

	Three Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
Cost of goods sold	$47,856	$49,343	$(1,487)	(3.0)%
Gross profit	83,071	86,676	(3,605)	(4.2)%
Gross margin (Gross profit as a % of net sales)	63.4%	63.7%		(0.3)%

	Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
Cost of goods sold	$81,660	$82,693	$(1,033)	(1.2)%
Gross profit	137,474	135,529	1,945	1.4%
Gross margin (Gross profit as a % of net sales)	62.7%	62.1%		0.6%

The decrease in cost of goods sold for the three and six months ended June 30, 2023 compared to the corresponding period in the prior year was primarily driven by decreases in inbound freight primarily as a result of reductions in container costs during the current period compared to the prior period.
Selling, General & Administrative Expenses

	Three Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
Selling, general, and administrative expenses	$63,524	$69,166	$(5,642)	(8.2)%
SG&A as a % of net sales	48.5%	50.9%		(2.3)%

	Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
Selling, general, and administrative expenses	$108,146	$114,810	$(6,664)	(5.8)%
SG&A as a % of net sales	49.4%	52.6%		(3.3)%
The decrease in SG&A expenses for the three months ended June 30, 2023 compared to the corresponding period in the prior year was driven by a decrease of $6.8 million in variable costs, partially offset by an increase of $1.2 million in fixed costs.

The variable cost decreases for the three months ended June 30, 2023 compared to the corresponding period in the prior year were primarily due to a $3.0 million reduction in marketing spend in line with the decrease in DTC channel net sales and $5.3 million reduction in distribution costs, partially offset by an increase of $1.1 million in supplies. The fixed cost increase for the three months ended June 30, 2023 compared to the corresponding period in the prior year were primarily due to an increase of $0.9 million in rent due to the addition of new store fronts and additional warehouse capacity.

The decrease in SG&A expenses for the six months ended June 30, 2023 compared to the corresponding period in the prior year was driven by a decrease of $12.2 million in variable costs, partially offset by an increase of $5.5 million in fixed costs.

The variable cost decreases for the six months ended June 30, 2023 compared to the corresponding period in the prior year were primarily due to $6.2 million in marketing spend in line with the decrease in DTC channel net sales and $8.7 million in distribution costs, partially offset by an increase of $2.3 million in supplies. The fixed cost increase for the six months ended June 30, 2023 compared to the corresponding period in the prior year were primarily due to $3.4 million in employee costs as a result of equity-based compensation, bonus expense and severance, $1.8 million in rent and $0.2 million in professional services costs.

Other Operating Expenses

	Three Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
Other operating expenses	$2,132	$820	$1,312	160.0%

	Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
Other operating expenses	$2,537	$1,320	$1,217	92.2%

Other operating expenses increased for the three and six months ended June 30, 2023 compared to the corresponding periods in the prior year primarily due to increases in transaction-related and acquisition expenses of $1.0 million and $0.8 million, respectively, for the three months ended June 30, 2023 and $1.1 million and $0.7 million, respectively, for the six months ended June 30, 2023. These increases are the result of a secondary offering completed in May 2023 and increased acquisition activity, compared to a nominal amount of transaction-related and acquisition expenses in the corresponding periods in the prior year. Slightly offsetting these increases, management transition costs decreased by $0.5 million as a result of decreases in one-time costs primarily related to recruiting senior level management, including a new CFO, for the three and six months ended June 30, 2023 compared to the corresponding periods in the prior year.
Impairment Charges
During the three and six months ended June 30, 2022, the Company recorded impairment charges of $30.6 million, of which $27.9 million related to goodwill and $2.7 million related to trademark intangibles. No impairment charges were recorded during the three and six months ended June 30, 2023. For more information, see Note 8, Goodwill, and Note 7, Intangible Assets, net in our 2022 Form 10-K.
Interest Expense

	Three Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
Interest expense, net	$2,490	$1,237	$1,253	101.3%

	Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
Interest expense, net	$4,776	$2,033	$2,743	134.9%

Interest expense, net increased for the three and six months ended June 30, 2023 compared to the corresponding period in the prior year due to an increase in the weighted average interest rate on our total debt balance, partially offset by a lower average debt balance in the current period when compared to the prior period.

Income Taxes

	Three Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
Income tax expense	$2,608	$(1,819)	$4,427	(243.4)%

	Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
Income tax expense	$2,919	$(2,697)	$5,616	(208.2)%

Income tax expense (benefit) increased for the three and six months ended June 30, 2023 compared to the corresponding periods in the prior year, primarily due to a discrete tax benefit related to the Company’s impairment charges of $30.6 million in the corresponding period in the prior year.

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

The table below reflects our sources, facilities and availability of liquidity as of June 30, 2023. See Note 8, Long-Term Debt, Net, to the unaudited consolidated financial statements included elsewhere in this Quarterly Report.

	Liquidity Sources and Facilities	Availability
Cash and cash equivalents	$60,603	$60,603
Working capital (excluding cash and cash equivalents)	82,856	82,856
Revolving Credit Facility	50,000	300,000
Term Loan	93,750	—

Revolving Credit Facility and Term Loan

On May 12, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., the Lenders and L/C Issuers party thereto (each as defined therein) and the other parties thereto (as subsequently amended on June 2, 2021, and September 1, 2021, the “Revolving Credit Facility”). As so amended, the Revolving Credit Facility allows us to borrow up to $350.0 million of revolving loans, including the ability to issue up to $20.0 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under the Revolving Credit Facility, it does reduce the amounts available under the Revolving Credit Facility. The Revolving Credit Facility matures on May 12, 2026 and bears interest at a rate equal to the base rate as defined in the agreement plus an applicable margin, which as of June 30, 2023, was based on SOFR. Interest is due on the last business day of each March, June, September and December.

In addition to the above, the amendment on September 1, 2021 included a provision to borrow up to $100.0 million under a term loan (the “Term Loan”). The proceeds from the Term Loan were used to fund the Chubbies acquisition. The Term Loan matures on September 1, 2026 and bears interest at a rate equal to the base rate as defined in the agreement plus an applicable margin, which as of June 30, 2023, was based on SOFR. We were required to make quarterly principal payments on the Term Loan beginning on December 31, 2021. All outstanding principal and interest due on the Term Loan are due at maturity. All required principal payments were made on time and with available cash through the year ended June 30, 2023. Interest payments are due on a quarterly basis under the Term Loan, with the same due dates as noted for the Revolving Credit Facility above.

The Revolving Credit Facility and Term Loan are subject to certain financial covenants. See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2022 Form 10-K for additional information. As of June 30, 2023, we were in compliance with all required financial covenants.

As of June 30, 2023, there are no material changes to our primary short-term and long-term requirements for liquidity and capital as disclosed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2022 Form 10-K. Although we cannot predict with certainty all of our particular short-term cash uses or the timing or amount of cash requirements, we believe that our available cash on hand, along with amounts available under our Revolving Credit Facility will be sufficient to satisfy our liquidity requirements for at least the next twelve months. However, beyond the next twelve months, the continued growth of our business, including our expansion into international markets, may significantly increase our expenses (including our capital expenditures) and cash requirements. Furthermore, we plan to continue to seek possible brand and mission consistent acquisition opportunities that would require additional capital. In addition, the amount of our future product sales is difficult to predict, and actual sales may not be in line with our forecasts. As a result, we may be required to seek additional funds in the future from issuances of equity or debt, obtaining additional credit facilities, or loans from other sources.

Cash Flows

	Six Months Ended June 30,
(dollars in thousands)	2023	2022
Cash flows provided by (used in):
Operating activities	$51,795	$(11,912)
Investing activities	(8,887)	(5,356)
Financing activities	$(5,785)	$19,012

Operating activities

The $63.7 million increase in cash provided by operating activities period over period, as shown in the table above, was due to a $50.9 million decline in cash usage from changes in operating assets and liabilities (“working capital”) and a $12.8 million decline in cash usage from changes in net income (loss) after non-cash adjustments, predominantly due to the net income generated in the current period. The decrease in cash used by working capital was primarily due to:
•a $46.9 million decrease in cash used in changes in inventory due to fewer inventory purchases during the six months ended June 30, 2023, in line with management’s focus on reducing on-hand inventory; and
•a $3.8 million decrease in cash used in changes in accounts receivable as a result of improved collection efforts and the increase in wholesale sales through our key strategic retailers and our wholesale network, which generated large orders and enhanced timing of remittances, for the first six months of 2023 when compared to the prior year.

Investing activities

The $3.5 million increase in cash used in investing activities, as shown in the table above, was due to an increase in acquisition activity in the current period compared to the prior period.
Financing activities

The $24.8 million increase in cash used in financing activities, as shown in the table above, was primarily due to a $28.5 million increase in cash used in the repurchase of the Company’s Class A common stock, offset in part by a $3.8 million decrease in cash used in net repayments on debt.

See Note 13, Equity, and Note 14, Subsequent Events, to the unaudited consolidated financial statements, included elsewhere in this Quarterly Report, for a discussion of the Company’s stock repurchase authorizations.
Contractual Obligations

For information regarding our contractual obligations, see Note 8, Long-Term Debt, Net, Note 9, Leases, and Note 1, Significant Accounting Policies in this Quarterly Report and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2022 Form 10-K.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions.

See Note 2, Significant Accounting Policies, to the audited consolidated financial statements included in our 2022 Form 10-K for more information about our significant accounting policies, including our critical accounting policies. The critical accounting estimates that reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are described in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2022 Form 10-K. During the six months ended June 30, 2023, there were no material changes to our critical accounting policies and estimates from those discussed in our 2022 Form 10-K. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

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

Interest Rate Risk

In order to maintain liquidity and fund business operations, we have a long-term credit facility and separate term loan that bear variable interest rates based on prime, federal funds, or SOFR plus an applicable margin based on our total net leverage ratio. As of June 30, 2023, we had indebtedness of $50.0 million and $93.8 million, with annualized rates of interest of 6.41% and 6.37%, under our Revolving Credit Facility and Term Loan, respectively. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors. We may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations, but as of June 30, 2023, we have not entered into any such contracts. A 100 bps increase in SOFR would increase our interest expense by approximately $1.4 million in any given year.

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

Foreign Currency Risk

Our international sales are primarily denominated in U.S. dollars. During the six months ended June 30, 2023 and 2022, net sales in international markets accounted for 6.8% and 8.7% of our consolidated net sales, respectively. We do not believe exposure to foreign currency fluctuations had a material impact on our net sales. A portion of our operating expenses are incurred outside the Unites States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. In addition, our suppliers may incur many costs, including labor costs, in other currencies. To the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margin. In addition, a strengthening of the U.S. dollar may increase the cost of our products to our customers outside of the United States. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuations from operating expenses is not material at this time.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than the risk factor set forth below, there have been no material changes to the risk factors identified in Part I, Item 1A. Risk Factors in our 2022 Form 10-K.

Stock repurchases undertaken by the Company could have adverse effects, including potentially increasing the volatility of the price of our Class A common stock and potentially diminishing our cash reserves while not producing hoped for stockholder value.

Our Board of Directors has in the past and may from time to time in the future authorize stock repurchases, pursuant to which repurchases of Class A common stock may be made either through open market transactions (including pre-set trading plans) or through other transactions, such as through privately negotiated transactions or in such other manners as may be determined by our Board of Directors in accordance with applicable securities laws. Any repurchase authorizations may be modified, suspended, or terminated at any time and there can be no assurance that our Board of Directors may authorize a stock repurchase in the future. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.

The existence of a stock repurchase authorization could cause our stock price to trade higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Although stock repurchase authorizations may be intended to enhance long-term stockholder value, there is no assurance they will do so because the market price of our Class A common stock may decline below the levels at which we repurchased shares and short-term stock price fluctuations could reduce the effectiveness of any such authorization.

Repurchasing our Class A common stock reduces the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or business opportunities, and other general corporate purposes, and we may fail to realize the anticipated long-term stockholder value of any stock repurchase authorization.

In addition, the Inflation Reduction Act of 2022 imposes a non-deductible 1% excise tax on the fair market value of stock repurchases, net of stock issuances, that exceed $1 million in a taxable year, which will make any potential stock repurchases more expensive to us.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sale of Equity Securities

There were no sales of unregistered securities during the three months ended June 30, 2023.

Purchase of Equity Securities

The following table provides the repurchases of our Class A common stock during the three months ended June 30, 2023 which were subsequently retired.

	Total Shares Purchased (1)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program	Maximum Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs
May 1, 2023 - May 31, 2023	5,605,509	$5.00	—	—
(1) In May 2023, our Board of Directors authorized a repurchase of 5,605,509 million shares of the Company’s Class A Common Stock, which repurchase was conducted through a privately negotiated repurchase transaction.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a) None.
(b) None.
(c) During the three months ended June 30, 2023, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Solo Brands, Inc.	S-8	333-260826	4.1	11/5/2021
3.2	Amended and Restated Bylaws of Solo Brands, Inc.	S-8	333-260826	4.2	11/5/2021
10.1	Stock Purchase Agreement, dated May 10, 2023, between the Company and the Selling Stockholders.	8-K	001-40979	10.1	5/12/2023
10.2	Stock Purchase Agreement, date July 12, 2023, between the Company and the Selling Stockholders.	8-K	001-40979	10.1	7/18/2023
10.3
Amendment No. 3, dated as of May 22, 2023, to Credit Agreement, dated as of May 12, 2021, among Solo Brands, LLC (f/k/a Solo DTC Brands, LLC), JPMorgan Chase Bank, N.A., as Lead Arranger, L/C Issuer, Lender, Administrative Agent and Collateral Agent, and the Lenders and L/C Issuers party thereto
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

Solo Brands, Inc.

Date:	August 3, 2023	By:	/s/ John Merris
John Merris
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 3, 2023	By:	/s/ Somer Webb
Somer Webb
Chief Financial Officer
(Principal Financial Officer)