Form 10-Q
period 2023-09-30
Solo Brands, Inc.
filed 2023-11-07
CIK 1870600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of November 3, 2023, there were 57,846,404 shares of the registrant’s Class A common stock, $0.001 par value per share, outstanding and 33,004,689 shares of the registrant’s Class B common stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, our ability to manage our future growth effectively, our ability to expand into additional markets; our ability to maintain and strengthen our brand to generate and maintain ongoing demand for our products, our ability to cost-effectively attract new customers and retain our existing customers; our failure to maintain product quality and product performance at an acceptable cost, the impact of product liability and warranty claims and product recalls; the highly competitive market in which we operate, business interruptions resulting from geopolitical actions, natural disasters, or pandemics, risks associated with our international operations, problems with, or loss of, our suppliers or an inability to obtain raw materials, the ability of our stockholders to influence corporate matters, and the important factors discussed in Part I, Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”) filed with Securities and Exchange Commission (the “SEC”) on March 9, 2023, and in Part II, Item 1A., “Risk Factors” in this Quarterly Report, as any such factors may be updated from time to time in its other filings with the SEC. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

WHERE YOU CAN FIND MORE INFORMATION

We may use our website as a distribution channel of material information about the Company including through press releases, investor presentations, and notices of upcoming events. We intend to utilize the investor relations section of our website at https://investors.solobrands.com as a channel of distribution to reach public investors and as a means of disclosing material non-public information for complying with disclosure obligations under Regulation FD. We also intend to use certain social media channels, including, but not limited to, X (formerly Twitter), Facebook, Instagram and LinkedIn, as a means of communicating with the public, our customers and investors about our Company, our products, and other matters. While not all the information that the Company posts to its website and brand related social media channels may be deemed to be of a material nature, some information may be, and we therefore encourage investors, the media, and others interested in our Company to review the information we make public in these locations.

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
i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SOLO BRANDS, INC.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except par value and per unit data)	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$16,551	$23,293
Accounts receivable, net of allowance for credit losses of $2.2 million and $1.5 million	30,743	26,176
Inventory	114,077	132,990
Prepaid expenses and other current assets	23,511	12,639
Total current assets	184,882	195,098
Non-current assets
Property and equipment, net	26,021	15,166
Intangible assets, net	240,697	234,632
Goodwill	405,206	382,658
Operating lease right-of-use assets	32,078	34,259
Other non-current assets	9,976	534
Total non-current assets	713,978	667,249
Total assets	$898,860	$862,347

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,528	$11,783
Accrued expenses and other current liabilities	42,219	43,377
Deferred revenue	3,970	6,848
Current portion of long-term debt	5,000	5,000
Total current liabilities	62,717	67,008
Non-current liabilities
Long-term debt, net	160,278	108,383
Deferred tax liability	51,359	82,621
Operating lease liabilities	25,722	29,133
Other non-current liabilities	13,224	205
Total non-current liabilities	250,583	220,342

Commitments and contingencies (Note 1)

Shareholders’ equity
Class A common stock, par value $0.001 per share; 468,767,205 shares authorized, 57,751,375 shares issued and outstanding; 475,000,000 shares authorized, 63,651,051 issued and outstanding	58	64
Class B common stock, par value $0.001 per share; 50,000,000 shares authorized, 32,832,755 shares issued and outstanding; 50,000,000 shares authorized, 32,157,983 issued and outstanding	33	32
Additional paid-in capital	352,758	358,118
Retained earnings (accumulated deficit)	8,735	5,746
Accumulated other comprehensive income (loss)	(741)	(499)
Treasury stock	(315)	(35)
Equity attributable to the controlling interest	360,528	363,426
Equity attributable to non-controlling interests	225,032	211,571
Total equity	585,560	574,997
Total liabilities and equity	$898,860	$862,347

See Notes to Consolidated Financial Statements (Unaudited)

SOLO BRANDS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per unit data)	2023	2022	2023	2022
Net sales	$110,324	$102,162	$329,458	$320,384
Cost of goods sold	42,065	37,482	123,725	120,175
Gross profit	68,259	64,680	205,733	200,209
Operating expenses
Selling, general & administrative expenses	61,333	59,489	169,479	174,299
Depreciation and amortization expenses	7,052	6,216	19,579	18,194
Impairment charges	—	—	—	30,589
Other operating expenses	1,199	2,260	3,736	3,580
Total operating expenses	69,584	67,965	192,794	226,662
Income (loss) from operations	(1,325)	(3,285)	12,939	(26,453)
Non-operating (income) expense
Interest expense, net	2,766	1,805	7,542	3,838
Other non-operating (income) expense	(983)	(90)	(6,861)	514
Total non-operating (income) expense	1,783	1,715	681	4,352
Income (loss) before income taxes	(3,108)	(5,000)	12,258	(30,805)
Income tax expense (benefit)	(6,191)	(980)	(3,272)	(3,677)
Net income (loss)	3,083	(4,020)	15,530	(27,128)
Less: net income (loss) attributable to noncontrolling interests	(1,045)	(1,816)	3,054	(10,850)
Net income (loss) attributable to Solo Brands, Inc.	$4,128	$(2,204)	$12,476	$(16,278)

Other comprehensive (loss) income
Foreign currency translation, net of tax	$(593)	$(21)	$(472)	$49
Comprehensive (loss) income	2,490	(4,041)	15,058	(27,079)
Less: other comprehensive income (loss) attributable to noncontrolling interests	(214)	(7)	(171)	16
Less: net (loss) income attributable to noncontrolling interests	(1,045)	(1,816)	3,054	(10,850)
Comprehensive (loss) income attributable to Solo Brands, Inc.	$3,749	$(2,218)	$12,175	$(16,245)

Income (loss) per Class A common stock
Basic	$0.07	$(0.03)	$0.20	$(0.26)
Diluted	$0.07	$(0.03)	$0.20	$(0.26)

Weighted-average Class A common stock outstanding
Basic	57,883	63,470	61,370	63,429
Diluted	58,368	63,470	61,581	63,429

See Notes to Consolidated Financial Statements (Unaudited)

SOLO BRANDS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15,530	$(27,128)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization of intangible assets	16,263	15,748
Equity-based compensation	14,714	13,213
Operating lease right-of-use assets expense	6,061	4,891
Depreciation	3,862	2,446
Deferred income taxes	(10,924)	(6,592)
Changes in accounts receivable reserves	1,312	1,262
Amortization of debt issuance costs	645	645
Loss (gain) on disposal of property and equipment	186	(8)
Impairment charges	—	30,589
Changes in assets and liabilities	—
Accounts receivable	(5,472)	(2,003)
Inventory	24,607	(64,244)
Prepaid expenses and other current assets	(10,838)	(9,342)
Accounts payable	(891)	11,198
Accrued expenses and other current liabilities	(5,370)	(2,151)
Deferred revenue	(2,878)	(96)
Operating lease ROU assets and liabilities	(6,799)	(3,989)
Other non-current assets and liabilities	(844)	231
Net cash (used in) provided by operating activities	39,164	(35,330)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,943)	(7,512)
Payments of contingent consideration	(9,386)	—
Acquisitions, net of cash acquired	(34,620)	(774)
Net cash (used in) provided by investing activities	(50,949)	(8,286)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	60,000	45,000
Repayments of long-term debt	(8,750)	(1,875)
Common stock repurchases	(36,957)	—
Distributions to non-controlling interests	(8,944)	(7,275)
Stock issued under employee stock purchase plan	106	246
Taxes paid related to net share settlement of equity awards	(42)	—
Net cash (used in) provided by financing activities	5,413	36,096
Effect of exchange rate changes on cash	(370)	(403)
Net change in cash and cash equivalents	(6,742)	(7,923)
Cash and cash equivalents balance, beginning of period	23,293	25,101
Cash and cash equivalents balance, end of period	$16,551	$17,178

SUPPLEMENTAL NONCASH INVESTING AND FINANCING DISCLOSURES:
Treasury stock retirements	31,164	—
Re-issuance of treasury stock	5,342	—

See Notes to Consolidated Financial Statements (Unaudited)

SOLO BRANDS, INC.
Consolidated Statement of Equity
(Unaudited)

	Class A Common Stock		Class B Common Stock
(In thousands)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Shareholders’ Equity
Balance at December 31, 2022	63,651	$64	32,158	$32	$358,118	$5,746	$(499)	$(35)	$211,571	$574,997
Net income (loss)	—	—	—	—	—	924	—	—	9	933
Equity-based compensation	—	—	—	—	3,703	—	—	—	1,061	4,764
Other comprehensive income (loss)	—	—	—	—	—	—	70	—	34	104
Tax distributions to non-controlling interests	—	—	—	—	—	—	—	—	(6,178)	(6,178)
Employee stock purchase plan	—	—	—	—	—	—	—	—	—	—
Surrender of stock to settle taxes on equity awards	—	—	—	—	—	—	—	—	—	—
Vested equity-based compensation and re-allocation of ownership percentage	38	—	227	—	(829)	—	—	—	829	—
Balance at March 31, 2023	63,689	$64	32,385	$32	$360,992	$6,670	$(429)	$(35)	$207,326	$574,620
Net income (loss)	—	—	—	—	—	7,424	—	—	4,090	11,514
Equity-based compensation	—	—	—	—	5,345	—	—	—	1,155	6,500
Other comprehensive income (loss)	—	—	—	—	—	—	117	—	50	167
Tax distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,225)	(1,225)
Employee stock purchase plan	36	—	—	—	106	—	—	—	—	106
Common stock repurchase	(5,639)	—	—	—	—	19,888	—	(28,479)	—	(8,591)
Treasury stock retirement	—	(6)	—	—	—	(28,022)	—	28,028	—	—
Surrender of stock to settle taxes on equity awards	—	—	—	—	52	—	—	—	—	52
Vested equity-based compensation and re-allocation of ownership percentage	216	—	225	1	(13,115)	—	—	—	13,116	2
Balance at June 30, 2023	58,302	$58	32,610	$33	$353,380	$5,960	$(312)	$(486)	$224,512	$583,145

	Class A Common Stock		Class B Common Stock
(In thousands)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Shareholders’ Equity
Balance at June 30, 2023	58,302	$58	32,610	$33	$353,380	$5,960	$(312)	$(486)	$224,512	$583,145
Net income (loss)	—	—	—	—	—	4,128	—	—	(1,045)	3,083
Equity-based compensation	—	—	—	—	1,083	—	—	—	1,141	2,224
Other comprehensive income (loss)	—	—	—	—	—	—	(429)	—	(284)	(713)
Tax distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,540)	(1,540)
Employee stock purchase plan	—	—	—	—	—	—	—	—	—	—
Common stock repurchase	(1,696)	—	—	—	—	1,783	—	(8,213)	—	(6,430)
Re-issuance of treasury stock	1,068	—	—	—	545	—	—	5,342	—	5,887
Treasury stock retirement	—	—	—	—	—	(3,136)	—	3,136	—	—
Surrender of stock to settle taxes on equity awards	77	—	—	—	—	—	—	(94)	—	(94)
Vested equity-based compensation and re-allocation of ownership percentage	—	—	223	—	(2,250)	—	—	—	2,248	(2)
Balance at September 30, 2023	57,751	$58	32,833	$33	$352,758	$8,735	$(741)	$(315)	$225,032	$585,560

See Notes to Consolidated Financial Statements (Unaudited)

SOLO BRANDS, INC.
Consolidated Statement of Equity
(Unaudited)

	Class A Common Stock		Class B Common Stock
(In thousands)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)		Non-controlling Interest	Total Equity
Balance at December 31, 2021	63,397	$63	31,179	$31	$350,088	$10,691	$6		$213,292	$574,171
Net income (loss)	—	—	—	—	—	(2,035)	—		(1,200)	(3,235)
Equity-based compensation	—	—	—	—	3,300	—	—		1,137	4,437
Other comprehensive income (loss)	—	—	—	—	—	—	16		8	24
Tax distributions to non-controlling interests	—	—	—	—	—	—	—		(4,290)	(4,290)
Vested equity-based compensation and re-allocation of ownership percentage	4	—	90	—	(380)	—	—		380	—
Balance at March 31, 2022	63,401	$63	31,269	$31	$353,008	$8,656	$22		$209,327	$571,107
Net income (loss)	—	—	—	—	—	(12,039)	—		(7,834)	(19,873)
Equity-based compensation	—	—	—	—	2,293	—	—		1,134	3,427
Other comprehensive income (loss)	—	—	—	—	—	—	31		15	46
Tax distributions to non-controlling interests	—	—	—	—	—	—	—		(251)	(251)
Employee stock purchase plan	60	—	—	—	246	—	—		—	246
Vested equity-based compensation and re-allocation of ownership percentage	—	—	94	—	(1,726)	—	—		1,726	—
Balance at June 30, 2022	63,461	$63	31,363	$31	$353,821	$(3,383)	$53		$204,117	$554,702
Net income (loss)	—	—	—	—	—	(2,204)	—		(1,816)	(4,020)
Equity-based compensation	—	—	—	—	2,710	—	—		1,114	3,824
Other comprehensive income (loss)	—	—	—	—	—	—	(14)		(7)	(21)
Tax distributions to non-controlling interests	—	—	—	—	—	—	—		(2,706)	(2,706)
Vested equity-based compensation and re-allocation of ownership percentage	12	—	73	—	(427)	—	—		427	—
Balance at September 30, 2022	63,473	$63	31,436	$31	356,104	(5,587)	39	—	201,129	551,779

See Notes to Consolidated Financial Statements (Unaudited)

SOLO BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – Significant Accounting Policies

Included below are selected significant accounting policies, including those that were added or modified during the nine months ended September 30, 2023 as a result of the adoption of new accounting policies. Refer to Note 2, Significant Accounting Policies, within the annual consolidated financial statements in the Company’s 2022 Form 10-K for the full list of significant accounting policies.

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

Accounts Receivable, net

Accounts receivable, net consist of amounts due to the Company from retailers and direct-to-corporate customers. Accounts receivable, net are recorded at invoiced amounts, less contractual allowances for trade terms, sales incentive programs, and discounts. The Company maintains an allowance for expected credit losses that will result from the inability of customers to make required payments. The allowance is determined based on a review of specific customer accounts where the collection is doubtful, as well as an assessment of the collectability of total receivables considering the aging of balances, historical and anticipated trends, and other factors. All accounts are subject to an ongoing review of ultimate collectability. Receivables are written off against the allowance when it is probable the amounts will not be recovered.

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

Commitments and Contingencies

From time to time, the Company is involved in various legal proceedings that arise in the normal course of business. While the Company intends to prosecute and defend any lawsuit vigorously, the Company presently believes that the ultimate outcome of any currently pending legal proceeding will not have any material adverse effect on its financial position, cash flows, or results of operations. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, which could impact the Company’s business and the results of operations for the period in which the ruling occurs or future periods. Based on the information available, the Company evaluates the likelihood of potential outcomes. The Company records the appropriate liability when the amount is deemed probable and reasonably estimable. In addition, the Company does not accrue for estimated legal fees and other directly related costs as they are expensed as incurred. The Company is not currently a party to any pending litigation that it considers material. Therefore, the consolidated balance sheets do not include a liability for any potential obligations as of September 30, 2023 and December 31, 2022.

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

The following table disaggregates net sales by channel:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales by channel
Direct-to-consumer	$76,337	$86,306	$230,737	$262,632
Wholesale	33,987	15,856	98,721	57,752
Net sales	$110,324	$102,162	$329,458	$320,384

NOTE 3 – Acquisitions

The following transactions were accounted for under the acquisition method of accounting for business combinations.

Sconberg, LLC
On May 1, 2023, Solo Brands, LLC, a wholly-owned subsidiary of Solo Stove Holdings, LLC (“Holdings”), entered into an Equity Purchase Agreement to acquire 100% of the voting equity interests in Sconberg, LLC (“TerraFlame”), that constitute a business for purposes of Accounting Standards Codification (“ASC”) 805, Business Combinations, for total purchase consideration of $13.2 million, of which $5.5 million was cash paid at closing. The remainder of the consideration, an earnout and post-closing payment liabilities of $7.7 million, was recorded as contingent consideration, which are tied to TerraFlame achieving certain specified profitability metrics. The total purchase consideration was primarily allocated to $5.6 million of intangible assets, $4.3 million of property and equipment and $1.9 million of goodwill. The Company acquired TerraFlame to increase its brand and market share in the overall outdoor activities industry and penetrate the indoor fire and decor industry, as TerraFlame manufactures, markets, and sells fire features for both outdoor and indoor use.

As part of the acquisition, the Company is required to make the earnout and post-closing payments that are contingent on the future performance of TerraFlame. The fair value of the earnout was derived using a Monte Carlo simulation. It was determined that the mean of $2.6 million was the most reasonable estimate of fair value as of the acquisition date, with the simulation producing a range of $0.0 million to $2.8 million. The fair value of the post-closing payment of $5.1 million was derived using a threshold and cap (capped call) structure. Due to the valuation model chosen, there was no applicable range produced. These contingent considerations represent stand-alone liabilities that are measured at fair value on a recurring basis and are considered a level 3 estimate. See Note 2, Significant Accounting Policies in our 2022 Form 10-K for additional information about the fair value framework and the levels within. The earnout contingent consideration is included in accrued expenses and other current liabilities and the post-closing payment contingent consideration is included in other non-current liabilities within the consolidated balance sheets (unaudited).

Transaction related expenses incurred to date as a result of the acquisition of TerraFlame amounted to $0.5 million and are recorded in other operating expenses within the consolidated statements of operations and comprehensive income (loss) (unaudited).

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
The Company accounted for the acquisition of TerraFlame using the acquisition method of accounting in accordance with ASC 805. This required that assets acquired and liabilities assumed be measured at fair value. The Company determined, using level 3 inputs, the fair value of certain assets and liabilities including fixed assets, inventory and intangible assets. Fixed assets and inventory were fair valued using a mix of cost, comparative sales and market approaches. Specific to intangible assets, customer related intangibles were valued using an excess earnings method and tradename was valued using the relief from royalty method. The fair value of the assets acquired and liabilities assumed have been prepared on a preliminary basis with information currently available, and are subject to change. As of September 30, 2023, the purchase price accounting has not been finalized; however, the Company will complete the purchase price accounting within one year from the acquisition date as required by ASC 805.
Subsequent to the acquisition date and as required by ASC 805, the contingent consideration recorded as part of the acquisition was remeasured as of September 30, 2023. As a result of this remeasurement, the earnout contingent consideration was reduced by $2.6 million and the change to the post-closing payment contingent consideration was negligible. The impacts of the reductions were recorded in selling, general and administrative expenses within the consolidated statements of operations and comprehensive income (loss) (unaudited) as of September 30, 2023.

IcyBreeze Cooling, LLC

On July 1, 2023, Solo Brands, LLC entered into an Equity Purchase Agreement to acquire 100% of the voting equity interests in IcyBreeze Cooling, LLC (“IcyBreeze”), which constitutes a business for purposes of ASC 805, for total purchase consideration of $52.1 million. Cash paid at closing was $30.0 million, net of $7.4 million in cash acquired. The remainder of the consideration, an earnout of $14.9 million, was recorded as contingent consideration, which is tied to IcyBreeze achieving certain specified profitability metrics. The total purchase consideration was primarily allocated to $16.1 million of intangible assets, $4.4 million of inventory, and $4.2 million of property and equipment, with the remainder primarily being $20.7 million of goodwill. The Company acquired IcyBreeze to pair a seasonally complimentary in-demand product in the outdoor activities industry to its current product portfolio, as IcyBreeze manufactures, markets, and sells portable air-conditioning products.

As part of the acquisition, the Company is required to make earnout payments that are contingent on the future performance of IcyBreeze. The fair value of the earnout was derived using a Monte Carlo simulation. It was determined the mean of $14.9 million was the most reasonable estimate of fair value as of the acquisition date. These contingent considerations represent stand-alone liabilities that are measured at fair value on a recurring basis and are considered a level 3 estimate. See Note 2, Significant Accounting Policies in our 2022 Form 10-K for additional information about the fair value framework and the levels within. The current portion of the earnout contingent consideration is included in accrued expenses and other current liabilities and the long-term portion of the earnout contingent consideration is included in other non-current liabilities within the consolidated balance sheets (unaudited).

Transaction related expenses incurred to date as a result of the acquisition of IcyBreeze amounted to $0.4 million and are recorded in other operating expenses within the consolidated statements of operations and comprehensive income (loss) (unaudited).

The excess enterprise value of IcyBreeze over the estimated fair value of assets and liabilities assumed was recorded as goodwill. Goodwill was recorded to reflect the excess purchase consideration over net assets acquired, which represents the value that is expected to be achieved from expanding the Company’s product offerings and other synergies related to the acquisition of IcyBreeze. The primary factor that contributed to the recognition of goodwill was the expected future revenue growth of IcyBreeze.
The Company accounted for the acquisition of IcyBreeze using the acquisition method of accounting in accordance with ASC 805. This required that assets acquired and liabilities assumed be measured at fair value. The Company determined, using level 3 inputs, the fair value of certain assets and liabilities including fixed assets, inventory and intangible assets. Fixed assets and inventory were fair valued using a mix of cost, comparative sales and market approaches. Specific to intangible assets, tradename and technology were valued using the relief from royalty method. The fair value of the assets acquired and liabilities assumed have been prepared on a preliminary basis with information currently available, and are subject to change. As of September 30, 2023, the purchase price accounting has not been finalized; however, the Company will complete the purchase price accounting within one year from the acquisition date as required by ASC 805.
On July 11, 2023, the parties to the acquisition, Solo Brands, LLC and IcyBreeze, entered into that certain First Amendment to Equity Purchase Agreement, that, among other things, revised the terms of the contingent consideration, resulting in an acceleration of the payment of the contingent consideration to the effective date for aggregate consideration of $15.3 million. The difference between the fair value of the contingent consideration of $14.9 million and the payment amount of $15.3 million was recorded in selling, general and administrative expenses on the consolidated statements of operations and comprehensive income (loss) (unaudited) as of September 30, 2023.
Net sales for TerraFlame and IcyBreeze for the three and nine months ended September 30, 2023 were $8.5 million and $9.6 million, respectively, and net income (loss) for the same periods was $2.2 million and $2.1 million, respectively.

NOTE 4 – Inventory

Inventory consisted of the following:

	September 30, 2023	December 31, 2022
Finished products on hand	$94,532	$112,126
Finished products in transit	15,772	16,589
Raw materials	3,773	4,275
Inventory	$114,077	$132,990

NOTE 5 – Property and Equipment, net

Property and equipment, net consisted of the following:

	September 30, 2023	December 31, 2022
Machinery	$14,800	$8,940
Leasehold improvements	8,376	6,959
Buildings	4,421	—
Computer, software, and other equipment	2,868	2,003
Furniture and fixtures	2,195	1,463
Land	1,090	—
Construction in progress	342	67
Property and equipment, gross	34,092	19,432
Accumulated depreciation	(8,071)	(4,266)
Property and equipment, net	$26,021	$15,166

Depreciation expense was $1.4 million and $3.8 million for the three and nine months ended September 30, 2023, compared to $0.9 million and $2.4 million for the three and nine months ended September 30, 2022, respectively. Depreciation expense is recorded to depreciation and amortization expenses on the consolidated statements of operations and comprehensive income (loss) (unaudited).

NOTE 6 – Goodwill and Intangible Assets, net
Goodwill
In the third quarter of 2023, the Company identified a triggering event indicating the fair value of one or more of the Company’s reporting units more likely than not did not exceed their carrying values. The triggering event was an adverse change in the plan for each brand approved by the board of directors, resulting in a lower near-term forecast of future operating results. As a result, the Company performed an interim quantitative goodwill impairment test for all of its reporting units and determined that the fair value exceeded the carrying value for each reporting unit. As such, the interim quantitative test did not result in a goodwill impairment for the Company’s reporting units.
The carrying value of goodwill was as follows:

Balance, December 31, 2022	382,658
Acquisitions	22,548
Balance, September 30, 2023	405,206

Intangible Assets, net

Intangible assets consisted of the following:

	September 30, 2023	December 31, 2022
Gross carrying value
Brand	$205,614	$196,114
Trademark	33,566	33,566
Customer relationships	31,805	28,605
Developed technology	17,871	17,871
Patents	12,511	2,883
Intangible assets, gross	301,367	279,039

Accumulated amortization and impairments
Brand	(39,118)	(29,146)
Trademark(1)	(7,747)	(5,957)
Customer relationships	(6,611)	(4,542)
Developed technology	(6,170)	(4,255)
Patents	(1,024)	(507)
Accumulated amortization, gross	(60,670)	(44,407)
Intangible assets, net	$240,697	$234,632
(1) Includes impairment of trademark. See Note 7, Intangible Assets, net, to the audited consolidated financial statements included in the 2022 Form 10-K.

Amortization expense was $5.7 million and $16.3 million for the three and nine months ended September 30, 2023, compared to $5.3 million and $15.7 million for the three and nine months ended September 30, 2022. Amortization expense is recorded to depreciation and amortization expenses on the consolidated statements of operations and comprehensive income (loss) (unaudited).

NOTE 7 – Accrued Expenses and Other Current Liabilities

Significant accrued expenses and other current liabilities were as follows:

	September 30, 2023	December 31, 2022
Inventory	9,803	7,543
Leases	7,734	6,889
Payroll	6,995	6,999
Non-income taxes	3,913	6,163
Allowance for sales returns	3,642	3,937
Marketing	3,610	451
Income taxes	2,742	5,490
Shipping costs	1,077	3,607
Other	2,703	2,298
Accrued expenses and other current liabilities	$42,219	$43,377

NOTE 8 – Long-Term Debt, Net

Long-term debt, net consisted of the following:

	Weighted-Average Interest Rate at September 30, 2023	September 30, 2023	December 31, 2022
Term loan	6.44%	$92,500	$96,250
Revolving credit facility	6.50%	75,000	20,000
Unamortized debt issuance costs		(2,222)	(2,867)
Total debt, net of debt issuance costs		165,278	113,383
Less: current portion of long-term debt		5,000	5,000
Long-term debt, net		$160,278	$108,383

Long-term debt, net approximates fair value and is valued using Level 2 inputs within the fair value hierarchy, as defined in Note 2, Significant Accounting Policies, in the 2022 Form 10-K.

The Company was in compliance with all covenants under all credit arrangements as of September 30, 2023.

NOTE 9 – Leases

The following table presents the components of the total leased assets and lease liabilities and their classification in the Company's consolidated balance sheets (unaudited):

	Classification in Consolidated Balance Sheets	September 30, 2023	December 31, 2022
Right-of-use assets, net
Operating leases	Operating lease right-of-use assets	$32,078	$34,259
Finance leases	Other non-current assets	851	—
Total right-of-use assets, net		$32,929	$34,259

Current lease liabilities
Operating leases	Accrued expenses and other current liabilities	$7,590	$6,889
Finance leases	Accrued expenses and other current liabilities	144	—
Long-term lease liabilities
Operating leases	Operating lease liabilities	25,722	29,133
Finance leases	Other non-current liabilities	486	—
Total lease liabilities		$33,942	$36,022

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease right-of-use expense	$2,079	$1,861	$6,061	$4,891
Finance lease expense:
Amortization of assets	48	—	48	—
Interest on lease liabilities	23	—	23	—
Total finance lease expense	71	—	71	—
Variable and short-term lease expense	543	481	1,843	1,092
Total lease expense	$2,693	$2,342	$7,975	$5,983

The weighted average remaining lease terms and discount rates were as follows:

	September 30, 2023	December 31, 2022
Weighted average remaining lease term (years)
Operating leases	4.41	5.05
Finance leases	4.33	—
Weighted average discount rate
Operating leases	2.95%	2.66%
Finance leases	6.15%	—%

Cash flow and other information related to leases is included in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash outflows for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$2,048	$1,404	$5,991	$3,714
Lease right of use assets obtained in exchange for lease obligations
Operating leases	—	12,044	2,532	15,287
Financing leases	899	—	899	—

Future maturities of lease liabilities as of September 30, 2023 were as follows:

Years Ending December 31,	Operating Leases	Finance Leases
2023 (remaining three months)	$2,140	$—
2024	8,562	182
2025	8,628	182
2026	7,216	182
2027	5,283	182
Thereafter	4,108	—
Total lease payments	35,937	728
Less: imputed interest	2,625	98
Present value of lease liabilities	$33,312	$630

NOTE 10 – Equity-Based Compensation

Summary of Equity-Based Compensation

The table below summarizes equity-based compensation expense recognized by award type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Common units	$3,068	$3,368	$9,441	$10,241
Restricted stock units	1,037	899	2,965	2,507
Performance stock units	690	—	1,891	—
Stock options	169	59	417	435
Employee stock purchase plan	—	—	52	30
Total equity-based compensation	$4,964	$4,326	$14,766	$13,213

Common Units

A summary of the common units was as follows for the periods indicated (in thousands, except per share data):

	Outstanding Common Units	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested, December 31, 2022	1,193	$13.12	1.16	$15,655
Forfeited/canceled	(63)	12.00		(756)
Vested	(675)	14.40		(9,717)
Unvested, September 30, 2023	455	11.38	0.43	5,182

Exercisable, September 30, 2023(1)	—	$—		$—
(1) Note there were performance and service-based units that vested by September 30, 2023. However, none of such units are exercisable under the Stockholders Agreement, as described in Note 12, Equity-Based Compensation, to the audited consolidated financial statements included in our 2022 Form 10-K.

Incentive Award Plan

Restricted Stock Units

The following table summarizes the activity related to the Company’s restricted stock units:

	Restricted Stock Units Outstanding
	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2022	1,784	$6.05
Granted	361	4.80
Vested and converted to shares	(334)	8.40
Forfeited/canceled	(336)	6.73
Outstanding, September 30, 2023	1,475	$5.06

Performance Stock Units

The following table summarizes the activity related to the Company’s performance stock units:

	Performance Stock Units Outstanding
	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2022	1,296	$3.86
Granted	150	5.41
Forfeited/canceled	(49)	3.97
Outstanding, September 30, 2023	1,397	$4.02

Stock Options

The following table summarizes the activity related to the Company’s stock options:

	Number of Stock Options	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2022	687	$4.34	$8.29	4.98	$—
Forfeited or expired	(217)	3.72	6.44		—
Vested	(126)	3.72	8.75
Outstanding, September 30, 2023	344	$4.70	9.28	4.42	—

Exercisable, September 30, 2023(1)	188	$5.36	$11.46	—	$3.3
(1) The aggregate intrinsic value represents only those vested options that have a weighted-average exercise price below the closing Class A common stock price at the end of each period.

Employee Stock Purchase Plan

As of September 30, 2023, 139,032 shares of Class A common stock have been issued under the Solo Brands, Inc. 2021 Employee Stock Purchase Plan.

NOTE 11 – Income Taxes

Provision for Income Taxes

The effective income tax rate was 199.2% and (26.7)% for the three and nine months ended September 30, 2023, compared to 19.6% and 11.9% for the corresponding periods in 2022. The change for the three and nine months ended September 30, 2023 was primarily due to the current quarter release of the Company’s remaining valuation allowance against deferred tax assets. The three months ended September 30, 2023 effective tax rate of 199.2% is due to the income tax benefit on the current quarter valuation allowance release as compared to the small pre-tax loss for the three months ended September 30, 2023.

Income tax benefit for the three and nine months ended September 30, 2023 was $6.2 million and $3.3 million, respectively, compared to $1.0 million and $3.7 million in the corresponding periods for 2022, respectively. Income taxes represent federal, state, and local income taxes on the Company’s allocable share of taxable income of Holdings, as well as Oru's and Chubbies' federal and state tax expense and foreign tax expense related to international subsidiaries.

The weighted-average ownership interest in Holdings was 63.8% and 64.8% for the three and nine months ended September 30, 2023, respectively, and 67.0% for the three and nine months ended September 30, 2022.

Deferred Tax Assets and Liabilities

As of September 30, 2023, the total deferred tax liability related to the basis difference in the Company's investment in Holdings was $40.5 million. However, a portion of the total basis difference will only reverse upon the eventual sale of its interest in Holdings, which the Company expects would result in a capital loss. Previously, a valuation allowance was established against the deferred tax asset to which this portion relates. As of September 30, 2023, the Company concluded, based on the weight of all available positive and negative evidence, that all of the deferred tax assets are more likely than not to be realized. As a result, $6.7 million of the remaining valuation allowance on the partnership deferred tax assets was released in the quarter ended September 30, 2023. The remaining $0.3 million of the valuation allowance will be released through the effective tax rate during the quarter ending December 31, 2023.The Company’s valuation allowance previously decreased by $19.9 million during the six months ended June 30, 2023 primarily due to a remeasurement of its investment in partnership as a result of the secondary offering completed in May 2023.

During the three and nine months ended September 30, 2023, the Company did not recognize any deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement, as defined in Note 13, Income Taxes, to the audited consolidated financial statements included in our 2022 Form 10-K.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of September 30, 2023, the Company concluded, based on the weight of all available positive and negative evidence, that all of its deferred tax assets are more likely than not to be realized.

During the nine months ended September 30, 2023, the Company received a one-time refund payment of $5.1 million related to COVID-19 era employment tax, which is recorded to other non-operating (income) expense on the consolidated statements of operations and comprehensive income (loss) (unaudited).

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

The following table sets forth the calculation of the basic and diluted net income (loss) per share for the Company’s Class A common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$3,083	$(4,020)	$15,530	$(27,128)
Less: Net income (loss) attributable to non-controlling interests	(1,045)	(1,816)	3,054	(10,850)
Net income (loss) attributable to Solo Brands, Inc.	$4,128	$(2,204)	$12,476	$(16,278)

Weighted average shares of Class A common stock outstanding - basic	57,883	63,470	61,370	63,429
Effect of dilutive securities	485	—	211	—
Weighted average shares of Class A common stock outstanding - diluted	58,368	63,470	61,581	63,429

Net income (loss) per share of Class A common stock outstanding - basic	$0.07	$(0.03)	$0.20	$(0.26)
Net income (loss) per share of Class A common stock outstanding - diluted	$0.07	$(0.03)	$0.20	$(0.26)

During the three months ended September 30, 2023 and 2022, 0.2 million and 0.6 million options and 0.4 million and 1.2 million restricted stock units, respectively, were not included in the computation of diluted net income per share because their effect would have been anti-dilutive. During the nine months ended September 30, 2023 and 2022, 0.3 million and 0.6 million options and 0.3 million and 1.2 million restricted stock units, respectively, were not included in the computation of diluted net income per share because their effect would have been anti-dilutive. The Company has determined that the performance stock units and the shares of Class B common stock will in all cases neither be dilutive nor anti-dilutive and has excluded them from the calculation of net income (loss) per Class A common stock for all periods presented.

NOTE 13 – Equity

Class A Common Stock

During the three months ended September 30, 2023, the Board of Directors of the Company approved the repurchase of an aggregate of 627,286 shares of Class A common stock. During the nine months ended September 30, 2023, pursuant to the Stock Purchase Agreements, dated as of May 10, 2023 and July 12, 2023, by the Company and the selling stockholders party thereto, the Company repurchased 5,605,509 and 627,286 shares of its Class A common stock for $28.0 million and $3.1 million, respectively, which shares were subsequently retired in accordance with resolutions of the Board of Directors’, which is a classified as a non-cash financing activity within the statements of cash flows.

As of September 30, 2023, the Company has 468,767,205, shares of Class A common stock, par value 0.001 per share, authorized, a decrease from the balance as of December 31, 2022 of 475,000,000, as a result of the repurchase and retirement of an aggregate of 6,232,795 shares in the nine months ended 2023. Holders of Class A common stock are entitled to one vote per share on all matters presented to the stockholders in general. In the event of liquidation, dissolution or winding up, each holder of Class A common stock will be entitled to a pro rata distribution of any assets available for distribution to common stockholders.

NOTE 14 - Barter Arrangements

In the third quarter of 2023, the Company entered into a trade credit agreement with a third-party vendor, whereby the Company provided inventory in exchange for trade credits to be used for purchases of media advertising with the third-party provider. The Company exchanged $7.2 million of inventory for trade credits during the three and nine month periods ended September 30, 2023. As of September 30, 2023, the Company had fully recognized the $7.2 million as a part of net sales.

As of September 30, 2023, The Company had $7.2 million of unused trade credits remaining, which are included in other non-current assets on the consolidated balance sheets (unaudited).

The Company accounts for barter transactions under ASC 606. Barter transactions with commercial substance are recorded at the estimated fair value of the products exchanged, unless the products and/or services received have a more readily determinable estimated fair value. Revenue associated with barter transactions is recorded upon shipment of the inventory consistent with the Company’s standard shipping terms.

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

Key performance indicators used by management to monitor the health of the business include (i) customer volume and growth by year with 4.2 million total customers as of September 30, 2023, an increase of 23.8% from September 30, 2022, (ii) total email subscriptions and growth by year with 6.6 million email subscribers as of September 30, 2023, an increase of 35.9% from September 30, 2022 and (iii) repeat purchase rate of 48.6% during the third quarter of 2023. We are deliberate in keeping the customer at the center of what we do in order to drive solid customer lifetime value, which we believe will result in long-term financial value to the Company.

Our net sales increased from $102.2 million and $320.4 million to $110.3 million and $329.5 million for the three and nine months ended September 30, 2022 and September 30, 2023, respectively. These increases were primarily driven by greater demand within our wholesale channel, offset in part by higher demand for lower priced items in the direct-to-consumer (“DTC”) channel. During the third quarters of 2023 and 2022, DTC sales were 69.2% and 84.5% of net sales, respectively, and wholesale sales were 30.8% and 15.5% of net sales, respectively. During the nine months ended September 30, 2023 and September 30, 2022, DTC sales were approximately 70.0% and 82.0% of net sales, respectively, and wholesale sales were approximately 30.0% and 18.0% of net sales, respectively.
Our net income increased to $3.1 million and $15.5 million for the three and nine months ended September 30, 2023 from a net loss of $4.0 million and $27.1 million for the three and nine months ended September 30, 2022, respectively. The net income increase for the three months ended September 30, 2023 was primarily driven by strong demand within both our DTC and wholesale channels, with wholesale growth of 114.3% for the three months ended September 30, 2023, partially offset by increases in selling, general and administrative costs increased for the three months ended September 30, 2023, when compared to the corresponding period in the prior year. The net income growth for the nine months ended September 30, 2023, when compared to the corresponding periods in the prior year, was primarily driven by the goodwill and intangible asset impairment of $30.6 million that was incurred in the second quarter of 2022 and did not recur in 2023. In addition, strong demand within both our DTC and wholesale channels, with wholesale growth of 70.9% for the nine months ended September 30, 2023, along with decreases in marketing and distribution expenses contributed to the growth in net income, when compared to the corresponding periods in the prior year.

Outlook

We continue to focus on our long-term growth strategies, including product innovation, channel and category expansion, strategic acquisitions, and investments in information technology to drive efficiencies. As the macroeconomy continues to face uncertainty around inflation and rising interest rates, consumer behavior is unknown. Our business is not immune to the impacts resulting from decreased discretionary spending. However, we believe we are prepared to mitigate these pressures and quickly adjust our short-term strategies as necessary throughout the remainder of 2023 to promote financial health without jeopardizing our long-term growth expectations.

Key Factors Affecting Our Financial Condition and Results of Operations

We believe that our performance and future success depend on a number of factors that present significant opportunities for us, but also pose risks and challenges, including those discussed below and in Part I, Item 1A. Risk Factors in our 2022 Form 10-K.

During the third quarter of 2023, demand for our products remained healthy, especially evident within our wholesale channel which has continued to grow over time. We were, however, minimally impacted by global economic conditions including inflation and rising interest rates. Although we feel we have been able to navigate inflationary pressures through September 30, 2023, we expect the volatility we experienced in 2022 and the nine months ended September 30, 2023 to continue to impact the Company for the remainder of 2023. We have not historically raised the prices of our products and have aimed to mitigate inflationary pressures through cost management. We believe consumers will continue to feel the strain of higher inflation, thereby impacting their spending. We will continue to monitor inflation and consider strategies to minimize the impact. Similarly, as interest rates continued to rise during the third quarter of 2023, we continued to mitigate the impact via strategic cash management in order to minimize borrowings on our Revolving Credit Facility. We will continue to monitor interest rates and balance our working capital needs with the cost of debt.

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

Selling, General, & Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of marketing costs, wages, equity-based compensation expense and benefits costs, costs of our warehousing and logistics operations, costs of operating on third-party DTC marketplaces, professional fees and services, costs of shipping product to our customers, one-time advertising spend contract termination fees with offsetting benefits and general corporate expenses.
Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation of property and equipment and amortization of definite-lived intangible assets.

Other Operating Expenses

Other operating expenses consist of costs incurred for the initial public offering, secondary offering completed in May 2023, acquisition-related expenses, business optimization and expansion expenses and management transition costs.

Impairment Charges

Impairment charges consist of impairments recorded to definite-lived intangible assets and goodwill.

Interest Expense, Net

Interest expense, net consists primarily of interest on our Revolving Credit Facility and Term Loan.

Income Taxes

Income taxes represent federal, state, and local income taxes on the Company's allocable share of taxable income of Holdings, as well as Oru's and Chubbies' federal, state and foreign tax expense related to international subsidiaries. We are the sole managing member of Holdings, and as a result, consolidate the financial results of Holdings. Holdings is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Holdings is passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss of Holdings, as well as any stand-alone income or loss generated by Solo Brands, Inc.

Results of Operations

Three and Nine Months Ended September 30, 2023 Compared to Three and Nine Months Ended September 30, 2022

Net Sales

	Three Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
Net sales	$110,324	$102,162	$8,162	8.0%
Direct-to-consumer net sales	76,337	86,306	(9,969)	(11.6)%
Wholesale net sales	$33,987	$15,856	$18,131	114.3%

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
Net sales	$329,458	$320,384	$9,074	2.8%
Direct-to-consumer net sales	230,737	262,632	(31,895)	(12.1)%
Wholesale net sales	$98,721	$57,752	$40,969	70.9%

The increase in net sales for the three and nine months ended September 30, 2023 compared to the corresponding periods in the prior year were driven by an increase in larger value orders from our wholesale network, partially offset by continued increased demand for lower priced items in our DTC channel, including products and accessories launched in the second half of 2022 and increased volume for apparel products.

Cost of Goods Sold and Gross Profit

	Three Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
Cost of goods sold	$42,065	$37,482	$4,583	12.2%
Gross profit	68,259	64,680	3,579	5.5%
Gross margin (Gross profit as a % of net sales)	61.9%	63.3%		(1.4)%

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
Cost of goods sold	$123,725	$120,175	$3,550	3.0%
Gross profit	205,733	200,209	5,524	2.8%
Gross margin (Gross profit as a % of net sales)	62.4%	62.5%		(0.1)%

The increase in cost of goods sold and decrease gross margin for the three months ended September 30, 2023, compared to the corresponding period in the prior year, were primarily due to a shift in the net sales mix, with increased wholesale volume and sales, offset in part by a decrease in freight costs as a result of reductions in container costs during the current period compared to the prior period.

Selling, General & Administrative Expenses

	Three Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
Selling, general, and administrative expenses	$61,333	$59,489	$1,844	3.1%
SG&A as a % of net sales	55.6%	58.2%		(2.6)%

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
Selling, general, and administrative expenses	$169,479	$174,299	$(4,820)	(2.8)%
SG&A as a % of net sales	51.4%	54.4%		(3.0)%
The increase in SG&A expenses for the three months ended September 30, 2023 compared to the corresponding period in the prior year was primarily driven by an increase of $0.9 million in fixed costs and an increase of $0.9 million in variable costs. The increase in fixed costs was primarily driven by a $2.1 million increase in employee costs as a result of equity-based compensation and increased headcount, partially offset by a $1.4 million reduction in severance. The increase in variable costs was primarily driven by $4.3 million in one-time advertising spend contract termination fees with offsetting benefits, partially offset by $3.3 million in post-acquisition related expenses, including changes in fair market value of contingent consideration and warehouse transition costs.

The decrease in SG&A expenses for the nine months ended September 30, 2023 compared to the corresponding period in the prior year was driven by a decrease of $11.3 million in variable costs, partially offset by an increase of $6.4 million in fixed costs. The variable cost decrease for the nine months ended September 30, 2023 compared to the corresponding period in the prior year was primarily due to a $8.8 million reduction in marketing spend in line with the decrease in DTC channel net sales. The fixed cost increase for the nine months ended September 30, 2023 compared to the corresponding period in the prior year was primarily due to increases of $4.1 million in employee costs as a result of equity-based compensation and bonus expense and $2.1 million in rent, partially offset by a $0.9 million reduction in severance.
Impairment Charges
During the nine months ended September 30, 2022, the Company recorded impairment charges of $30.6 million, of which $27.9 million related to goodwill and $2.7 million related to trademark intangibles. No impairment charges were recorded during the nine months ended September 30, 2023. For more information, see Note 8, Goodwill, and Note 7, Intangible Assets, net in our 2022 Form 10-K.
Interest Expense

	Three Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
Interest expense, net	$2,766	$1,805	$961	53.2%

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
Interest expense, net	$7,542	$3,838	$3,704	96.5%

Interest expense, net increased for the three and nine months ended September 30, 2023 compared to the corresponding periods in the prior year due to an increase in the weighted average interest rate on our total debt balance, partially offset by a lower average debt balance in the current periods when compared to the prior periods.

Income Taxes

	Three Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
Income tax expense (benefit)	$(6,191)	$(980)	$(5,211)	531.7%

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
Income tax expense (benefit)	$(3,272)	$(3,677)	$405	(11.0)%

Income tax benefit increased for the three months ended September 30, 2023 primarily due to a current period valuation allowance release of $6.7 million, with no corresponding amounts in the prior year period.

Income tax benefit decreased for the nine months ended September 30, 2023 compared to the corresponding period in the prior year primarily due to higher income tax expense as a result of pre-tax book income, which was offset by a $7.3 million discrete valuation allowance release in the nine months ended September 30, 2023 compared to a $4.6 million discrete tax benefit due to goodwill impairment in the nine months ended September 30, 2022.
Liquidity and Capital Resources

Historically, our cash requirements have principally been for working capital purposes and acquisitions. We expect these needs to continue as we develop and grow our business. We fund our working capital, primarily inventory, and acquisitions from cash flows from operating activities, cash on hand, and borrowings under our Revolving Credit Facility. In addition, during the nine months ended September 30, 2023, we repurchased an aggregate of 6,232,795 of our Class A common stock for approximately $31.1 million. We funded these repurchases from cash on hand and borrowings under our Revolving Credit Facility. From time to time, we may continue to repurchase shares of our Class A common Stock through open market transactions (including pre-set trading plans) or through other transactions, such as through privately negotiated transactions or in such other manners as may be determined by our Board of Directors, which may reduce the cash we have available. We maintain the majority of our cash and cash equivalents in accounts with major highly rated multi-national and local financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions, and any inability to access or delay in accessing these funds could adversely affect our business and financial position.

The table below reflects our sources, facilities and availability of liquidity as of September 30, 2023. See Note 8, Long-Term Debt, Net, to the unaudited consolidated financial statements included elsewhere in this Quarterly Report.

	Liquidity Sources and Facilities	Availability
Cash and cash equivalents	$16,551	$16,551
Working capital (excluding cash and cash equivalents)	105,614	105,614
Revolving Credit Facility	75,000	275,000
Term Loan	92,500	—

Revolving Credit Facility and Term Loan

On May 12, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., the Lenders and L/C Issuers party thereto (each as defined therein) and the other parties thereto (as subsequently amended on June 2, 2021, and September 1, 2021, the “Revolving Credit Facility”). As so amended, the Revolving Credit Facility allows us to borrow up to $350.0 million of revolving loans, including the ability to issue up to $20.0 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under the Revolving Credit Facility, it does reduce the amounts available under the Revolving Credit Facility. The Revolving Credit Facility matures on May 12, 2026 and bears interest at a rate equal to the base rate as defined in the agreement plus an applicable margin, which as of September 30, 2023, was based on SOFR. Interest is due on the last business day of each March, June, September and December.

In addition to the above, the amendment on September 1, 2021 included a provision to borrow up to $100.0 million under a term loan (the “Term Loan”). The proceeds from the Term Loan were used to fund the Chubbies acquisition. The Term Loan matures on September 1, 2026 and bears interest at a rate equal to the base rate as defined in the agreement plus an applicable margin, which as of September 30, 2023, was based on SOFR. We were required to make quarterly principal payments on the Term Loan beginning on December 31, 2021. All outstanding principal and interest due on the Term Loan are due at maturity. All required principal payments were made on time and with available cash through the nine months ended September 30, 2023. Interest payments are due on a quarterly basis under the Term Loan, with the same due dates as noted for the Revolving Credit Facility above.

The Revolving Credit Facility and Term Loan are subject to certain financial covenants. See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2022 Form 10-K for additional information. As of September 30, 2023, we were in compliance with all required financial covenants.

As of September 30, 2023, there are no material changes to our primary short-term and long-term requirements for liquidity and capital as disclosed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2022 Form 10-K. Although we cannot predict with certainty all of our particular short-term cash uses or the timing or amount of cash requirements, we believe that our available cash on hand, along with amounts available under our Revolving Credit Facility will be sufficient to satisfy our liquidity requirements for at least the next twelve months. However, beyond the next twelve months, the continued growth of our business, including our expansion into international markets, may significantly increase our expenses (including our capital expenditures) and cash requirements. Furthermore, we plan to continue to seek possible brand and mission consistent acquisition opportunities that would require additional capital. In addition, the amount of our future product sales is difficult to predict, and actual sales may not be in line with our forecasts. As a result, we may be required to seek additional funds in the future from issuances of equity or debt, obtaining additional credit facilities, or loans from other sources.

Cash Flows

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022
Cash flows provided by (used in):
Operating activities	$39,164	$(35,330)
Investing activities	(50,949)	(8,286)
Financing activities	5,413	36,096

Operating activities

The $74.5 million increase in cash provided by operating activities period over period, as shown in the table above, was due to a $61.9 million decline in cash usage from changes in operating assets and liabilities (“working capital”) and a $12.6 million decline in cash usage from changes in net income (loss) after non-cash adjustments, predominantly due to the net income generated in the current period. The decrease in cash used by working capital was primarily due to:
•an $88.9 million decrease in cash used in changes in inventory due to fewer inventory purchases during the nine months ended September 30, 2023 in line with management’s focus on reducing on-hand inventory;
•a $12.1 million increase in cash used in changes in accounts payable as a result of accelerated timing of payments;
•a $3.5 million increase in cash used in changes in accounts receivable as a result of a larger volume of wholesale sales through our key strategic retailers and our wholesale network towards the end of the third quarter of 2023 in preparation for the holiday season;

•and a $3.2 million increase in cash used in changes in accrued expenses and other current liabilities primarily due to larger cash outflows in the current period than the comparable period in the prior year for employee-related expense, tax payables and shipping costs.

Investing activities

The $42.7 million increase in cash used in investing activities, as shown in the table above, was due to an increase in acquisition activity and payouts of contingent consideration in the current period compared to the prior period.
Financing activities

The $30.7 million increase in cash used in financing activities, as shown in the table above, was primarily due to a $37.0 million increase in cash used in the repurchase of the Company’s Class A common stock, offset in part by a $8.1 million decrease in cash used in net repayments on debt.

See Note 13, Equity, to the unaudited consolidated financial statements, included elsewhere in this Quarterly Report, for a discussion of the Company’s stock repurchase authorizations.
Contractual Obligations

During the nine months ended September 30, 2023, we entered into a non-cancelable agreement to purchase an additional $11.5 million in advertising services, with $1.3 million due in 2023 and the remainder due in equal installments of $3.4 million over 3 years. The purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement, and exclude agreements with variable terms for which we are unable to estimate the minimum amounts.

For information regarding our other contractual obligations, see Note 8, Long-Term Debt, Net, Note 9, Leases, and Note 1, Significant Accounting Policies in this Quarterly Report and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2022 Form 10-K.

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
Goodwill
Goodwill is determined based upon the excess enterprise value over the estimated fair value of assets and liabilities assumed at acquisition date and is recorded at its estimated fair value at the date of acquisition. See Note 6, Goodwill and Intangible Assets, net, for further details regarding our goodwill balance and accumulated impairment losses. In the third quarter of 2023, the Company identified a triggering event indicating the fair value of one or more of the Company’s reporting units more likely than not did not exceed their carrying values. The triggering event was an adverse change in the plan for each brand approved by the board of directors, resulting in a lower near-term forecast of future operating results. As a result, the Company performed an interim quantitative goodwill impairment test for all of our reporting units and determined that the fair value exceeded the carrying value for each reporting unit. As such, the interim quantitative test did not result in a goodwill impairment for the Company’s reporting units.

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

Based on the results of the quantitative interim goodwill impairment test, the calculated fair values of the Solo Stove, Chubbies and ISLE reporting units exceeded their book values by more than 10% and no additional testing was necessary. If revenue growth rates declined by 0.5%, or if the weighted average cost of capital increased by 0.5%, the fair values would remain higher than the book values of the reporting units. For the Oru reporting unit, the fair value exceeded the book value by less than 5%. Therefore, a 50 basis point (“BPS”) increase in the discount rate, a 175 BPS decrease in the EBITDA margin or a 100 BPS decrease in revenue growth would indicate a potential hypothetical impairment charge for this reporting unit for the amounts reflected in the chart below. These sensitivities assume a corresponding decrease in market multiple valuation multiples. Based on the sensitivity of the discount rate assumptions on these analyses, an increase in the discount rate over twelve months could negatively impact the estimated fair value of the reporting unit and lead to a future impairment. Certain macroeconomic factors which are not controlled by the reporting unit, such as rising inflation and interest rates, could cause an increase in the discount rate to occur. Deterioration in performance of our reporting units over the next twelve months, such as lower than expected revenue or EBITDA margin that has a sustained impact on future periods, could also represent potential indicators of impairment requiring further impairment analysis.

Oru
Goodwill as of September 30, 2023	$18,781
Sensitivity analysis, approximate hypothetical impairment charge:
Discount rate increase of 50 BPS	$(19)
EBITDA margin decrease of 175 BPS	(185)
Revenue growth rate decrease of 100 BPS	(375)

See Note 2, Significant Accounting Policies, to the audited consolidated financial statements included in our 2022 Form 10-K for more information about our significant accounting policies, including our critical accounting policies. The critical accounting estimates that reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are described in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2022 Form 10-K. During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies and estimates from those discussed in our 2022 Form 10-K. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

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

Interest Rate Risk

In order to maintain liquidity and fund business operations, we have a long-term credit facility and separate term loan that bear variable interest rates based on prime, federal funds, or SOFR plus an applicable margin based on our total net leverage ratio. As of September 30, 2023, we had indebtedness of $75.0 million and $92.5 million, with annualized rates of interest of 6.50% and 6.44%, under our Revolving Credit Facility and Term Loan, respectively. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors. We may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations, but as of September 30, 2023, we have not entered into any such contracts. A 100 bps increase in SOFR would increase our interest expense by approximately $1.7 million in any given year.

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

Foreign Currency Risk

Our international sales are primarily denominated in U.S. dollars. During the nine months ended September 30, 2023 and 2022, net sales in international markets accounted for 6.2% and 8.6% of our consolidated net sales, respectively. We do not believe exposure to foreign currency fluctuations had a material impact on our net sales. A portion of our operating expenses are incurred outside the Unites States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. In addition, our suppliers may incur many costs, including labor costs, in other currencies. To the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margin. In addition, a strengthening of the U.S. dollar may increase the cost of our products to our customers outside of the United States. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuations from operating expenses is not material at this time.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information on the Company’s legal proceedings is set forth under Part I, "Item 3. Legal Proceedings” in our 2022 Form 10-K. There have been no material changes to the legal proceedings as described in the 2022 Form 10-K.

Item 1A. Risk Factors

You should carefully consider the risk factors set forth under Part I, Item 1A. Risk Factors in our 2022 Form 10-K, and Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, which risk factors are incorporated herein by reference. Such risks could materially affect our business, financial condition, and future results and are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sale of Equity Securities

There were no sales of unregistered securities during the three months ended September 30, 2023.

Purchase of Equity Securities

The following table provides the repurchases of our Class A common stock during the three months ended September 30, 2023 which were subsequently retired.

	Total Shares Purchased(1)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program	Maximum Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs
July 1, 2023 - July 31, 2023	627,286	$5.00	—	—
(1) In July 2023, our Board of Directors authorized the repurchase of 627,286 shares of the Company’s Class A Common Stock, which repurchase was conducted through a privately negotiated repurchase transaction.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a) None.
(b) None.
(c) During the three months ended September 30, 2023, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Solo Brands, Inc.	S-8	333-260826	4.1	11/5/2021
3.2	Amended and Restated Bylaws of Solo Brands, Inc.	S-8	333-260826	4.2	11/5/2021
10.1	Stock Purchase Agreement, date July 12, 2023, between the Company and the Selling Stockholders.	8-K	001-40979	10.1	7/18/2023
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Solo Brands, Inc.

Date:	November 7, 2023	By:	/s/ John Merris
John Merris
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2023	By:	/s/ Somer Webb
Somer Webb
Chief Financial Officer
(Principal Financial Officer)