Form 10-K
period 2023-12-31
Solo Brands, Inc.
filed 2024-03-14
CIK 1870600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on the New York Stock Exchange on June 30, 2023, was $158.3 million.

As of March 11, 2024, there were 58,106,957 shares of the registrant’s Class A common stock, $0.001 par value per share, outstanding and 33,069,023 shares of the registrant’s Class B common stock, $0.001 par value per share, outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year to which this report relates, are incorporated by reference herein.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, business strategy, plans, market growth, cost mitigation strategy and our objectives for future operations.

The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2023. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

All periodic and current reports, registration statements and other filings that we have filed or furnished to the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, are available free of charge from the SEC’s website (www.sec.gov) and on our website at https://investors.solobrands.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC.

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

About this Annual Report

As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to:

•“we,” “us,” “our,” “the “Company,” “Solo Brands, Inc.” and similar references refer: (i) following the consummation of the Reorganization Transactions (as defined below), including the initial public offering (“IPO”) on October 28, 2021, to Solo Brands, Inc., and, unless otherwise stated, all of its subsidiaries, Solo Stove Holdings, LLC (“Holdings”), and, unless otherwise stated, all of its subsidiaries, and (ii) on or prior to the completion of the Reorganization Transactions, including the IPO, to Holdings and, unless otherwise stated, all of its subsidiaries. In each case, such references include the companies acquired in the acquisitions made in 2021 and 2023, from the date of the applicable acquisition. Unless otherwise indicated, (i) information presented for a period entirely preceding an acquisition does not give effect to the consummation of such acquisition and reflects only the subsidiaries and brands owned prior to such acquisition and (ii) information presented for a period following an acquisition or during which an acquisition occurred includes the impact of the acquisition from the date of such acquisition.
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
•“Comprehensive income (loss) attributable to Solo Brands, Inc.,” “Net income (loss) attributable to Solo Brands, Inc.,” “net income (loss) per Class A common stock,” “controlling interest” and similar references refer to amounts attributable to Solo Brands, Inc.

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
•Our historic growth rates may not be sustainable or indicative of future growth and we may not be able to effectively manage our growth.
•Our business could be harmed if we are unable to accurately forecast demand for our products or our results of operations.
•Our marketing strategy may not be successful with existing and future customers.
•If we fail to attract new customers in a cost-effective manner, our business may be harmed.
•Our net sales and profits depend on the level of customer spending for our products, which is sensitive to general economic conditions and other factors.
•The markets in which we compete are highly competitive and we could lose our market positions.
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
•We may acquire or invest in other companies, which could divert our management’s attention, result in dilution to our stockholders, and otherwise disrupt our operations, harm our results of operations and negatively impact our financial condition.
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
•We rely significantly on the use of information technology, as well as those of our third party service providers. Any significant failure, inadequacy, interruption or data security incident of our information technology systems, or those of our third-party service providers, could disrupt our business operations, which could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.
•Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.
•Our indebtedness may limit our ability to invest in the ongoing needs of our business and if we are unable to comply with the covenants in our current Revolving Credit Facility, our liquidity and results of operations could be harmed.
•Our results of operations are subject to seasonal and quarterly variations, which could cause the price of our common stock to decline.
•Our plans for continuing operations in international markets may not be successful.
•An adverse determination in any material product liability related claim against us could adversely affect our operating results or financial condition.
•Our business depends substantially on our ability to attract and retain experienced and qualified talent, including our senior management team.
•We may become involved in legal or regulatory proceedings and audits.
•Our adoption of environmental, social and governance (“ESG”) initiatives and frameworks may impose additional costs and expose us to emerging areas of risk.
•The impacts of risks associated with international geopolitical conflicts, including continued tensions between Taiwan and China and the Russian invasion of Ukraine, on the global economy, energy supplies and raw materials are uncertain, but may prove to negatively impact our business and operations.
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

Who We Are

Solo Brands operates six premium outdoor brands: Solo Stove, Oru Kayak, Inc. (“Oru”), International Surf Ventures, Inc. (“ISLE”), Chubbies, Inc. (“Chubbies”), Sconberg, LLC (“TerraFlame”) and IcyBreeze Cooling, LLC (“IcyBreeze”). Our brands develop innovative products and market them directly to customers primarily through e-commerce channels, as well as wholesale partnerships with key retailers. Our platform is led by our largest brand, Solo Stove, which was founded in 2011 by two brothers seeking to bring family together in the outdoors. Our founders combined their passion for e-commerce with their love of the outdoors to create a digitally-native platform to market the revolutionary Solo Stove Lite (“Lite”), an ultralight portable backpacking camp stove that can boil water in under 10 minutes using just twigs, sticks, and leaves. Solo Stove followed the success of the Lite with the launch of its iconic, stainless steel, virtually smokeless fire pits in 2016, pioneering a new product category that has helped foster a loyal community of enthusiasts and furthers our efforts to bring people together.

Since its inception in 2011, Solo Stove’s growth and free cash flow allowed us to make significant investments in our global supply chain and bring fulfillment, research and development, sales and marketing, and customer service in-house. This infrastructure provides an authentic end-to-end customer experience, expedited delivery, greater cost efficiencies, and redundancy in manufacturing. It also laid the groundwork for the creation of Solo Brands, Inc. and acquisition of additional brands.

Our business provides distinct competitive advantages, including an attractive financial profile and a unique ability to acquire and operate outdoor brands that broaden our product assortment and share our values of authenticity, product quality, and community. Through our DTC and wholesale channels, we develop connections with our customers, receive real-time feedback that informs our product development roadmap and digital marketing decisions, and enhance our brands. This deep connection with our customers helps to drive favorable return on marketing spend and positions us to capitalize on a significant runway of future expansion. We believe that our model creates a flywheel effect of rapid growth, scalability, and robust free cash flow generation which, in turn, enables us to re-invest in product innovation, strategic acquisitions, marketing and global infrastructure.

Product Design and Development

Solo Brands and its products are driven by the “create good” philosophy and are designed to get you in touch with whatever “good” is for you. We create good products that foster good moments and memories, so our customers can create a good life.

Our products undergo a rigorous development process designed to maximize performance while minimizing complexity, delivering a superior degree of quality, functionality, portability, style, and ease-of-use. The Solo Stove Lite set the standard, and we have continued to design and develop groundbreaking, high-performance products engineered with purposeful simplicity. We carefully design and engineer every product for immediate enjoyment, free of complexity and intimidating learning curves often found in engineered outdoor and lifestyle products. While employing the same approach that led to the success of our stoves, we have successfully broadened our product line to include virtually smokeless fire pits, cooking systems, pizza ovens, patio heaters, and storage units, and added portable kayaks and paddle boards, lifestyle apparel, portable a/c coolers and other accessories.

At Solo Brands, not only are our products innovative, but we believe our approach to innovation stands apart from the competition. We don’t believe in behind-the-curtain intuition-driven design, but rather customer-driven product development. We employ a data-driven approach to portfolio expansion opportunities and a product development process that is guided by direct customer feedback and is designed to allow for exceptionally fast development time from idea to product delivery. Our approach includes digesting data our customers share with us and incrementally enhancing our offerings to drive customer satisfaction and love of our products and brands. We have continued to expand our product lines by designing solutions grounded in customer insights and requests, including new products and accessories and additional sizes of existing product lines, and through strategic acquisitions that complement the Solo Brands platform.

The Solo Brands product design teams control every aspect of our innovation, including design, construction, material performance requirements, manufacturing protocols, supplier selection, packaging specifications, and quality plans. Utilizing our state-of-the-art research and development center at our headquarters, the product development team is able to ensure continued design, testing, and quality control while optimizing speed-to-market. Once we approve the final design and specifications of a new product, depending on the product, we either source materials directly or partner with specialized third-party manufacturers to produce our products according to our performance and quality standards. Each of our brands has established deep relationships with trusted third-party manufacturers—predominantly in China and Southeast Asia, as well as in Mexico through a dedicated facility operated by a manufacturing labor outsourcing company.

We have recently upgraded Oru’s manufacturing operations in Mexico by moving to a newer and more sophisticated facility. Additionally, through the acquisition activity undertaken in 2023, we added manufacturing capabilities in Mexico for indoor fire features and outdoor fixtures.

Products

We offer wide-ranging and high-quality products directly to our customers through our platform. Our products are carefully designed to maximize performance while minimizing complexity. We create highly functional, yet simple products that are both durable and easy-to-use.

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

Cooking. In 2023 we continued to lean into expanding the cooking category by launching Pi Prime, an easy-to-use standalone durable stainless steel pizza oven with a lower entry price than our original pizza oven. We continue to see opportunity for expansion in the cooking category, have teamed with prominent influencers in the social media space and offer ingredients for one-time delivery or subscription.

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

Consumables. Consumables provide a high margin, recurring revenue stream that increases customer lifetime value and supports repeat purchases and engagement with our community. The consumables category includes fun products that enhance the Solo Brands experience, such as Color Packs, and exciting add-ons, including Starters, All-Natural Charcoal, firewood, fuel, and pellets.

Indoor Fire Products. Through our acquisition activity in 2023, we “brought the fire inside” with indoor fire products that allow our customers to enjoy the warmth and comfort of a fire year-round. Utilizing our proprietary fire burning gel and bioethanol, multi-hour burns with the familiar crackle and flame of a traditional wood fire can now be enjoyed anywhere.

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

Portable Air Conditioning Cooler. Through our acquisition activity in 2023, we added the next level of consumer comfort to our already strong portfolio of products with the addition of portable air conditioning units. Easily transportable and able to be powered by multiple sources, including a long-lived battery, the portable air conditioner allows our customers to experience another level of comfort in the outdoors when the weather conditions do not favor a fire.

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

We employ a wide range of marketing tactics and outlets to cultivate our relationships with experts, enthusiasts, and everyday consumers. Our in-house marketing team actively utilizes a combination of digital, social media, traditional, and grass-roots initiatives to support our brand. Our in-house marketing team is a major differentiator and strength for the Company as it allows us to execute quickly, pivot when needed, and do both at a cost far below what it would cost to outsource to marketing agencies. While our in-house marketing team remains the primary focus, we have leveraged the expertise and enhanced penetration available through external marketing agencies, which led to increased brand awareness from campaigns in 2023, such as Snoop Dogg and the Macy’s Day Parade. With loyal customers already rooted with each of our brands, we also believe a large opportunity exists for effective cross-marketing.

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

Direct-to-Consumer (“DTC”). We follow a digital-first strategy which prioritizes a direct connection with customers through e-commerce channels. Our currently owned brands generate the majority of sales online, including through owned social channels such as Facebook and Instagram that route visitors to our sites. This is supplemented by our DTC business via relationships with select third-party e-commerce marketplaces, such as Amazon. We believe these sales channels provide incremental sales reach for our business and opportunities to increase awareness for our brands. In fiscal year 2023, DTC sales accounted for 72.4% of Solo Brands sales. In 2023, we have continued to make meaningful investments in our e-commerce and digital platform to drive growth, including the implementation of cutting-edge technology, marketing, and analytics to increase speed and ease of use on both our desktop and mobile sites.

Through our owned brand websites, we offer our entire product portfolio and create a unique experience for our customers that reflects some of the same design principles that we incorporate into our products—simple, elegant and high performance. Our sites provide a content-rich and educational shopping experience, inviting customers to experience our brands, learn about our products through extensive overviews, specifications and intuitive FAQs, discover ways to enjoy our products, and hear firsthand from our customers’ experiences with our brands. Customers can access blogs through our websites, where we publish premium digital content, share customer stories and information on products, and further cultivate our community. With continuous improvement of our existing websites and a shift to increasingly scalable platforms, enhancement of the customer experience is ever evolving in a positive direction. We believe our digital expertise provides us a competitive advantage and is replicable and extendible across other brands.

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

We also operate seven Chubbies retail stores with plans to continue expanding, and one ISLE surf pro-shop, which provide additional opportunities to interact directly with our customers in person and strengthen customer relationships.

Wholesale. We have built relationships with well-known outdoor products and sporting goods retailers. We choose our retail partners carefully based on their reputation, demographic, and commitment to appropriately learn and showcase Solo Brands’ portfolio of products, provide hands-on customer service, and willingness to abide by our terms and conditions, including consistent adherence to our minimum-advertised price (“MAP”) policy. We also sell products on websites of retailers. These sites give Solo Brands even more online presence in our effort to ensure customers find us wherever they choose to shop for outdoor and recreation products. Our strategic retail channel distribution is supported by our dedicated sales and account management team. As an added benefit to our strategic retail partners, we provide the opportunity to leverage a variety of our products, including specialized items specific to certain of these partners, further demonstrating our desire to operate as a value adding partner. This team serves our retail partner base and identifies potential new wholesalers to expand our geographic footprint.

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

Segment Information

We operate as one reportable segment composed of five reporting units, comprised of our six brands. The Chief Executive Officer (“CEO”) is the chief operating decision maker of the Company and makes operating decisions, assesses financial performance, and allocates resources based upon discrete financial information at a consolidated level.

Supply Chain and Quality Assurance

We manage a supply chain of third-party manufacturing and logistics partners to produce and distribute our products. We work with partners who allow for production flexibility, efficiency and scalability, possess capabilities to support new products, meet our expanding sales channel strategies and other required operational needs. We currently have a number of manufacturing partners located in various countries including the United States, India, Vietnam, Cambodia, and Mexico, with the majority of our manufacturing concentrated with a single manufacturer in China.

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

Distribution and Inventory Management

A majority of our products are shipped from our manufacturers to one of our three United States distribution centers in Grapevine, Texas; Manchester, Pennsylvania; and Salt Lake City, Utah. These distribution centers, which we operate, are strategically located across the United States, allowing us to provide faster delivery throughout the United States. Certain of our products are distributed directly from our manufacturing facilities in Mexicali, Mexico and Baja California, Mexico. The remaining portion of our products are shipped directly to one of our National Retail Partners or one of our distributors.

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

Information Technology

Information technology, or IT, systems are integral to our ability to operate, analyze and manage our business, research and develop new products, enhance our customers’ experience, and optimize our operating costs. Our infrastructure is cloud-first, as we believe it provides the most flexibility, scalability, and is inherently resilient with platform level redundancy in networking and computer hardware. We leverage third-party components and software to enhance our platform capabilities and ERP and e-commerce systems to improve our operations and manage our growing company. We utilize leading software solutions for key aspects of our information systems. We believe our planned systems infrastructure will be sufficient to support our expected growth for the foreseeable future.

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

We are focused on recruitment, retention, diversity and training, all areas where we see significant opportunity as we scale and bring on new team members. We believe the dedicated team of Solo Brands employees is a critical factor to our past and future success and intend to continue investing in our team’s well-being. None of our employees are currently covered by a collective bargaining agreement. We have experienced no labor-related work stoppages and employee relations are considered to be good. As of December 31, 2023, we had approximately 400 employees.

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

Solo Stove made up the majority of our total revenue in the year ended December 31, 2023. Our future growth depends in part on our ability to expand sales of our other existing products and to introduce new and enhanced products. The success of our new and enhanced products depends on many factors, including anticipating consumer preferences, finding innovative solutions to consumer problems, differentiating our products from those of our competitors, and maintaining the strength of our brand while also expanding our brand beyond the categories of products we currently sell. The design and development of our products is costly and we typically have several products in development at the same time. If we misjudge or fail to anticipate consumer preferences or there are problems in the design or quality of our products, or delays in product introduction, our brand, business, financial condition, and results of operations could be harmed.

Our historic growth rates may not be sustainable or indicative of future growth and we may not be able to effectively manage our growth.

We have expanded our operations rapidly, especially over the last few years. The expansion of our operations was primarily due to our digital marketing strategy and by increased demand for outdoor recreation and leisure lifestyle products, as well as acquisition of additional companies. However, our historical growth rates are likely not sustainable or indicative of future growth. We believe that revenue growth will depend upon, among other factors:
•Increasing U.S. brand awareness;
•Our ability to obtain adequate protections for our intellectual property; and
•Product innovation to expand our total addressable market.

We have a limited history operating our business at its current scale. As a result of our growth to date, our employee headcount and the scope and complexity of our business have increased substantially, and we are continuing to implement policies and procedures that we believe are appropriate for a company of our size and operating as a public company. With recent changes to our management team, renewed focus has been applied to investment in the overall infrastructure of the business in order to support future growth. However, we may experience difficulties as we continue to implement changes to our business and related policies and procedures to keep pace with our historical growth and, if our operations continue to grow at a rapid pace, in managing such growth and building the appropriate processes and controls in the future. Continued growth may increase the strain on our resources, and we could experience operating difficulties, including difficulties in sourcing, logistics, recruiting, maintaining internal controls, marketing, designing innovative products, and meeting consumer needs. If we do not adapt to meet these evolving challenges, the strength of our brand may erode, the quality of our products may suffer, we may not be able to deliver products on a timely basis to our customers, and our corporate culture may be harmed.

In addition, we expect to continue to make significant investments in our research and development and sales and marketing organizations, expand our operations and infrastructure both domestically and internationally, design and develop new products, and enhance our existing products with newly developed products and through acquisitions. If our sales do not increase at a sufficient rate to offset these increases in our operating expenses, our profitability may decline in future periods.

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

Our marketing strategy may not be successful with existing and future customers.

We believe that we have been successful in marketing our products by associating our brand and products with indoor and outdoor activities to be experienced with family and friends, as well as other influencer and product-related campaigns. To sustain long-term growth, we must not only continue to successfully promote our products to consumers who identify with or aspire to these activities, as well as to individuals who value the differentiated function, high quality, and specialized design of our products, but also promote new products with which we may not have experience and attract more customers to our existing products. If we fail to successfully market and sell our products to our existing customers or expand our customer base, our sales could decline or we may be unable to grow our business.

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

The markets in which we compete are highly competitive and we could lose our market positions.

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

Our success depends in large part on our brand image and, in particular, on the strength of our Solo Stove, ISLE, Oru, Chubbies, TerraFlame and IcyBreeze trademarks. We rely on trademark protection to protect our brands, and we have registered or applied to register many of these trademarks. While we have registered or applied to register our material trademarks in the United States and several other markets, we have not registered all of our marks in all of the jurisdictions in which we currently conduct or intend to conduct business. Further, even if we seek to register these trademarks, we cannot be sure that our trademark applications will be successful. These applications may also be challenged or opposed by third parties. In the event that our trademarks are successfully challenged and we lose the rights to use those trademarks, we could be forced to rebrand our products, requiring us to devote resources to advertising and marketing new brands.

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

Our products are produced by third-party manufacturers. We face the risk that these third-party manufacturers may not produce and deliver our products on a timely basis, or at all. We have experienced, and could experience in the future, operational difficulties with our manufacturers and we may face similar or unknown operational difficulties or other risks with respect to future manufacturers, including with respect to new products. These difficulties include reductions in the availability of production capacity, errors in complying with product specifications and regulatory and customer requirements, insufficient quality control, failures to meet production deadlines, failure to achieve our product quality standards, increases in costs of manufacturing and materials, and manufacturing or other business interruptions. The ability of our manufacturers to effectively satisfy our production requirements could also be impacted by manufacturer financial difficulty or damage to their operations caused by fire, terrorist attack, riots, natural disaster, public health issues, pandemics, or other events. The failure of any manufacturer to perform to our expectations could result in supply shortages or delays for certain products and harm our business. If we develop new products with significantly increased or new manufacturing requirements, otherwise experience significantly increased demand, or need to replace an existing manufacturer due to lack of performance, we may be unable to supplement or replace our manufacturing capacity on a timely basis or on terms that are acceptable to us, which may increase our costs, reduce our margins, and harm our ability to deliver our products on time. Additionally, we do not have long-term agreements in place with most of our third-party manufacturers, and such manufacturers could decide to stop working with us, which would require us to identify and qualify new manufacturers. For certain of our products, it may take a significant amount of time to identify and qualify a manufacturer that has the capability and resources to produce our products to our specifications in sufficient volume and satisfy our service and quality control standards.

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

We also depend on a limited number of third-party manufacturers for the sourcing of our products. We currently have a number of manufacturing partners located in various locations, including China, India, Vietnam, Cambodia, United States and Mexico. The majority of our fire pits, our highest grossing product, are currently made by a single manufacturer in China, with additional limited production in China, India and Vietnam. We have attempted to increase manufacturing capacity and diversity by contracting with manufacturers outside of China, but new suppliers outside of China make up a small percentage of goods and may not be able to take on more production. As a result of this concentration in our supply chain, our business and operations would be negatively affected if our key manufacturer or suppliers were to experience significant disruption affecting the price, quality, availability, or timely delivery of products or were to refuse to supply us. The partial or complete loss of these manufacturers or suppliers, or a significant adverse change in our relationship with any of these manufacturers or suppliers, could result in lost sales, added costs, and distribution delays that could harm our business and customer relationships.

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

The price and availability of key components used to manufacture our products have fluctuated significantly during our limited operating history and could continue to do so in the future. In addition, the cost of labor at our third-party manufacturers could increase significantly. For example, manufacturers in China have experienced increased costs in recent years due to shortages of labor and fluctuations of the Chinese Yuan in relation to the U.S. dollar. Additionally, the cost of logistics and transportation fluctuates in large part due to the price of oil, and availability can be limited as a result of political and economic issues. Any fluctuations in the cost and availability of any of our raw materials or other sourcing or transportation costs has in the past, and could in the future, harm our gross margins and our ability to meet customer demand. If we are unable to successfully mitigate a significant portion of these product cost increases or fluctuations, our results of operations could be harmed.

Our products are manufactured by third parties outside of the United States, and our business may be harmed by legal, regulatory, economic, societal, and political risks associated with those markets.

Our products are manufactured outside of the United States, and we sell a small percentage of our products outside of the United States. Our reliance on suppliers and manufacturers in foreign markets, as well as our sales in non-U.S. markets, creates risks inherent in doing business in foreign jurisdictions, including: (a) the burdens of complying with a variety of foreign laws and regulations, including trade and labor restrictions and laws relating to the importation and taxation of goods; (b) weaker protection for intellectual property and other legal rights than in the United States, and practical difficulties in enforcing intellectual property and other rights outside of the United States; (c) compliance with the U.S. Foreign Corrupt Practices Act, or FCPA, the UK Bribery Act 2010, or the Bribery Act, and other applicable anti-corruption laws, which generally prohibit companies from making improper payments to government officials (or in some cases commercial counterparties) for the purpose of obtaining or retaining business or securing an improper business advantage; (d) compliance with the U.S. Office of Foreign Assets Controls, or OFAC, which prohibit transacting with persons in certain territories as well as other sanctioned persons; (e) compliance with U.S. anti-money laundering regulations; (f) economic and political instability and acts of terrorism in the countries where our suppliers are located; (g) transportation interruptions or increases in transportation costs; (h) public health crises, such as pandemics and epidemics; and (i) the imposition of tariffs on components and products that we import into the United States or other markets. We cannot assure you that our directors, officers, employees, representatives, manufacturers, or suppliers have not engaged and will not engage in conduct for which we may be held responsible, nor can we assure you that our manufacturers, suppliers, or other business partners have not engaged and will not engage in conduct that could materially harm their ability to perform their contractual obligations to us or even result in our being held liable for such conduct. Violations of the FCPA, the Bribery Act, OFAC restrictions, or other export control, anti-corruption, anti-money laundering, and anti-terrorism laws, or allegations of such acts, could damage our reputation and subject us to civil or criminal investigations in the United States and in other jurisdictions and related shareholder lawsuits, could lead to substantial civil and criminal, monetary and nonmonetary penalties and could cause us to incur significant legal and investigatory fees, which could harm our business, financial condition, cash flows, and results of operations.

If tariffs or other restrictions are placed on foreign imports or any related counter-measures are taken by other countries, our business and results of operations could be harmed.

Geopolitical uncertainties and events could cause damage or disruption to international commerce and the global economy, and thus could have a material adverse effect on us, our suppliers, logistics providers, manufacturing vendors and customers. Changes in commodity prices may also cause political uncertainty and increase currency volatility that can affect economic activity. During 2023, the majority of our products that were imported into the United States from China were subject to tariffs that were as high as 25%. The progress and continuation of trade negotiations between the United States and China continues to be uncertain and a further escalation of the trade war remains a possibility. These tariffs have, and will continue to have, an adverse effect on our results of operations and margins. We are unable to predict the magnitude, scope or duration of the imposed tariffs or the magnitude, scope or duration from any relief in increases to such tariffs, or the potential for additional tariffs or trade barriers by the United States, China or other countries, and any strategies we may implement to mitigate the impact of such tariffs or other trade actions may not be successful.

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

Our third-party manufacturers ship most of our products to our distribution centers in the United States, the largest of which is in Texas. Our large reliance on our one distribution center in Texas makes us vulnerable to natural disasters, weather-related disruptions, accidents, system failures, public health issues, or other unforeseen events that could delay or impair our ability to fulfill retailer orders and/or ship merchandise purchased on our website, which could harm our sales. We import our products, and thus we are also vulnerable to risks associated with products manufactured abroad, including, among other things: (a) risks of damage, destruction, or confiscation of products while in transit to our distribution centers; and (b) transportation and other delays in shipments, including as a result of heightened security screening, port congestion, and inspection processes or other port-of-entry limitations or restrictions in the United States. In order to meet demand for a product, we may choose in the future to arrange for additional quantities of the product, if available, to be delivered through air freight, which is significantly more expensive than standard shipping by sea and, consequently, could harm our gross margins. Failure to procure our products from our third-party manufacturers and deliver merchandise to our retail partners and DTC channels in a timely, effective, and economically viable manner could reduce our sales and gross margins, damage our brand, and harm our business.

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

We may acquire or invest in other companies, which could divert our management’s attention, result in dilution to our stockholders, and otherwise disrupt our operations, harm our results of operations and negatively impact our financial condition.

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

Our plans for continuing international operations may not be successful.

Continued operations in markets outside the United States is one of our key long-term strategies for the future growth of our business. These continued operations require significant investments of capital and human resources, new business processes and marketing platforms, legal compliance, and the attention of many managers and other employees who would otherwise be focused on other aspects of our business. There are significant costs and risks inherent in selling our products in international markets, including: (a) failure to effectively establish our core brand identity; (b) increased employment costs; (c) increased shipping and distribution costs, which could increase our expenses and reduce our margins; (d) potentially lower margins in some regions; (e) longer collection cycles in some regions; (f) increased competition from local providers of similar products; (g) compliance with foreign laws and regulations, including taxes and duties, laws governing the marketing and use of e-commerce websites and enhanced data privacy laws and security, rules, and regulations; (h) establishing and maintaining effective internal controls at foreign locations and the associated increased costs; (i) increased counterfeiting and the uncertainty of protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad; (j) compliance with anti-bribery, anti-corruption, sanctions and anti-money laundering laws, such as the FCPA, the Bribery Act, and OFAC regulations, by us, our employees, and our business partners; (k) currency exchange rate fluctuations and related effects on our results of operations; (l) economic weakness, including inflation, or political instability in foreign economies and markets; (m) compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad; (n) workforce uncertainty in countries where labor unrest is more common than in the United States; (o) business interruptions resulting from geopolitical actions, including war and terrorism, such as the recent war between Russia and Ukraine, or natural disasters, including earthquakes, typhoons, floods, fires, and public health issues, including the outbreak of a pandemic or contagious disease, such as COVID-19, or xenophobia resulting therefrom; (p) the imposition of tariffs on products that we import into international markets that could make such products more expensive compared to those of our competitors; (q) that our ability to expand internationally could be impacted by the intellectual property rights of third parties that conflict with or are superior to ours; (r) difficulty developing retail relationships; and (s) other costs and risks of doing business internationally.

These and other factors could harm our international operations and, consequently, harm our business, results of operations, and financial condition. Further, we may incur significant operating expenses as a result of our planned continued international operations, and they may not be successful. We have limited experience with regulatory environments and market practices internationally, and we may not be able to further penetrate or continue to successfully operate in these new markets. We may also encounter difficulty continuing operations in international markets because of limited brand recognition, leading to delayed or limited acceptance of our products by customers in these markets, and increased marketing and customer acquisition costs to continue to establish our brand. Accordingly, if we are unable to successfully continue to operate internationally or manage the complexity of our global operations, we may not achieve the expected benefits of these operations and our financial condition and results of operations could be harmed.

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

U.S. Privacy Laws

Domestic privacy and data security laws are complex and changing rapidly. Within the United States, many states are considering adopting, or have already adopted, privacy regulations. Such regulations include the CCPA, which came into effect on January 1, 2020. The CCPA creates certain privacy rights for California consumers and imposes obligations on companies that process their personal information. Among other things, the CCPA gives California consumers expanded rights related to their personal information, including the right to access and delete their personal information and receive detailed information about how their personal information is used and shared. The CCPA also provides California consumers the right to opt-out of certain sales and sharing of personal information. The CCPA prohibits discrimination against individuals who exercise their privacy rights, and provides for civil penalties for violations enforceable by the California Attorney General as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action has increased the likelihood of, and risks associated with, data breach litigation. Additionally, in November 2020, California passed the California Privacy Rights Act (the “CPRA”), which amended the CCPA significantly, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Many of the CPRA’s provisions became effective on January 1, 2023. In addition, similar laws have been passed in other states, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. Together, these laws will add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, could impact strategies and availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies.

Our communications with our customers are subject to certain laws and regulations, including the Controlling the Assault of Non-Solicited Pornography and Marketing, or CAN-SPAM, Act of 2003, the Telephone Consumer Protection Act of 1991, or TCPA, and the Telemarketing Sales Rule and analogous state laws, that could expose us to significant damages awards, fines and other penalties that could materially impact our business. For example, the TCPA imposes various consumer consent requirements and other restrictions in connection with certain telemarketing activity and other communication with consumers by phone, fax or text message. The CAN-SPAM Act and the Telemarketing Sales Rule and analogous state laws also impose various restrictions on marketing conducted use of email, telephone, fax or text message. As laws and regulations, including the Federal Trade Commission, or FTC, enforcement, rapidly evolve to govern the use of these communications and marketing platforms, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations could adversely impact our business, financial condition and results of operations or subject us to fines or other penalties.

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

In the European Economic Area (the “EEA”), we are subject to the GDPR and in the United Kingdom, or UK, we are subject to the UK data protection regime consisting primarily of the UK GDPR and the UK DPA, in each case in relation to our collection, control, processing, sharing, disclosure and other use of data relating to an identifiable living individual (“personal data”). The GDPR and national implementing legislation in EEA member states, and the UK regime, impose a strict data protection compliance regime including: providing detailed disclosures about how personal data is collected and processed (in a concise, intelligible and easily accessible form); demonstrating that an appropriate legal basis is in place or otherwise exists to justify data processing activities; granting rights for data subjects in regard to their personal data (including data access rights, the right to be “forgotten” and the right to data portability); introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; defining pseudonymized (i.e., key-coded) data; imposing limitations on retention of personal data; maintaining a record of data processing; and complying with the principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. The GDPR and the UK GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million (or £17.5 million) or 4% of global annual turnover). In addition to the foregoing, a breach of the GDPR or UK GDPR could result in regulatory investigations, reputational damage, orders to cease/ change our processing of our data, enforcement notices, and/ or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

We are also subject to the European Union, or EU, and UK rules with respect to cross-border transfers of personal data from the EEA and the UK to the United States and other jurisdictions that the European Commission/ UK competent authorities do not recognize as having “adequate” data protection laws unless a data transfer mechanism has been put in place, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On October 7, 2022, President Biden signed an Executive order on Enhancing Safeguards for United States Signals Intelligence Activities which introduced new redress mechanisms and binding safeguards to address the concerns raised by the CJEU in relation to data transfers from the EEA to the United States and which formed the basis of the new EU-US Data Privacy Framework (“DPF”), as released on December 13, 2022. The European Commission adopted its Adequacy Decision in relation to the DPF on July 10, 2023, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. The DPF also introduced a new redress mechanism for EU citizens which addresses a key concern in the previous CJEU judgments and may mean transfers under standard contractual clauses are less likely to be challenged in the future. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF. We rely on the standard contractual clauses, the UK Addendum to the EU standard contractual clauses, the UK International Data Transfer Agreement, and the DPF, as relevant, to transfer personal data outside the EEA and the UK, including to the United States, with respect to third party transfers. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

We rely on a variety of marketing techniques and practices to sell our products and to attract new customers and consumers, and we are subject to various current and future data protection laws and obligations that govern marketing and advertising practices. Governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. In particular, we are subject to evolving EU and UK privacy laws on cookies and e-marketing. In the EU and the UK, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem, and informed consent is required for the placement of certain cookies or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. Further, recent European court and regulator decisions and guidance and recent campaigns by a not for profit organization are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Additionally, some providers of consumer devices, web browsers and application stores have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, require additional consents, or limit the ability to track user activity, which could if widely adopted result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. Private parties are also seeking to limit the ability to monitor and market customer behavior. Those increased limitations may also impact marketing techniques and effectiveness.

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

Our information technology systems, and those of our third-party service providers, strategic partners, and other contractors or consultants, may be subject to damage or interruption from telecommunications problems, data corruption, software errors, fire, flood, global pandemics and natural disasters, power outages, systems disruptions, system conversions, and/or human error. Our existing safety systems, data backup, access protection, user management and information technology emergency planning may not be sufficient to prevent data loss or long-term network outages.

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

Moreover, we and our third-party service providers may be more vulnerable to such attacks in remote work environments. As techniques used by cyber criminals change frequently, a disruption, cyberattack or other security breach of our information technology systems or infrastructure, or those of our third-party service providers, may go undetected for an extended period and could result in the theft, transfer, unauthorized access to, disclosure, modification, misuse, loss or destruction of our employee, representative, customer, vendor, consumer and/or other third-party data, including sensitive or confidential data, personal information and/or intellectual property. We cannot guarantee that our security efforts will prevent breaches or breakdowns of the Company’s or its third-party service providers’ information technology systems. In addition, our information systems are a target of cyberattacks although the incidents that we have experienced to date have not had a material effect. If we or our third party service providers suffer, or are believed to have suffered, a material loss or disclosure of personal or confidential information as a result of an actual or potential breach of our information technology systems, we may suffer reputational, competitive and/or business harm, incur significant costs and be subject to government investigations, litigation, fines and/or damages, which could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows. Moreover, while we maintain cyber insurance that may help provide coverage for these types of incidents, we cannot assure you that our insurance will be adequate to cover costs and liabilities related to these incidents.

In addition, any such access, disclosure or other loss or unauthorized use of information or data, whether actual or perceived, could result in legal claims or proceedings, regulatory investigations or actions, and other types of liability under laws that protect the privacy and security of personal information, including federal, state and foreign data protection and privacy regulations, violations of which could result in significant penalties and fines in the United States, Canada, EU and UK. Further, the costs associated with the investigation, remediation and potential notification of the breach to counter-parties and data subjects could be material. In addition, although we seek to detect and investigate all data security incidents, security breaches and other incidents of unauthorized access to our information technology systems and data can be difficult to detect and even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Any delay in identifying such breaches or incidents may lead to increased harm and legal exposure of the type described above.

Our business may be adversely affected if we are unable to provide our customers a cost-effective platform that is able to respond and adapt to rapid changes in technology.

The number of people who access the internet through devices other than personal computers, including mobile phones, smartphones, handheld computers such as notebooks and tablets, video game consoles, and television set-top devices, has increased dramatically in the past few years. The smaller screen size, functionality, and memory associated with some alternative devices may make the use of our sites and purchasing our products more difficult. The versions of our sites developed for these devices may not be compelling to consumers. In addition, it is time consuming and costly to keep pace with rapidly changing and continuously evolving technology. In 2023, the majority of orders were placed from a mobile device. However, we cannot be certain that our mobile applications or our mobile-optimized sites will be successful in the future.

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

On May 12, 2021, we entered into a Credit Agreement among Solo Brands, LLC, Solo Stove Intermediate, LLC, JPMorgan Chase Bank, N.A., and the Lenders and L/C Issuers party thereto (as subsequently amended on June 2, 2021 and September 1, 2021, the “Revolving Credit Facility”). As of December 31, 2023 we had $60.0 million outstanding under the Revolving Credit Facility. The Revolving Credit Facility is jointly and severally guaranteed by Solo Stove Intermediate, LLC and any future subsidiaries that execute a joinder to the guaranty and related collateral agreements, or the Guarantors. The Revolving Credit Facility is also secured by a first priority lien on substantially all of our assets and the assets of the Guarantors, in each case subject to certain customary exceptions. We may, from time to time, incur additional indebtedness under the Revolving Credit Facility.

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

To comply with the requirements of being a public company, we have undertaken various actions, and may need to take additional actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to the operation of our business. Additionally, in the past, when evaluating our internal controls over financial reporting, we have identified a material weakness. If we identify any additional material weaknesses in our internal controls over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal controls over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

We have in the past and may be required to record future impairments of goodwill, other intangible assets, or fixed assets to the extent the fair value of these assets falls below their book value. Our estimates of fair value are based on assumptions regarding future cash flows, gross margins, expenses, discount rates applied to these cash flows, and current market estimates of value. Estimates used for future sales growth rates, gross profit performance, and other assumptions used to estimate fair value could cause us to record material non-cash impairment charges, which could harm our results of operations and financial condition.

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

An adverse determination in any material product liability related claim against us could adversely affect our operating results or financial condition.

The use of our products by consumers, exposes us to risks associated with product liability claims. If our products are defective or used incorrectly by our customers, bodily injury, property damage or other injury, including death, may result in, and could give rise to product liability claims against us, which could adversely affect our brands' image or reputation. We have encountered product liability claims in the past and carry product liability insurance to help protect us against the costs of such claims, although our insurance may not be sufficient to cover all losses. Any losses that we may suffer from product liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our products, may have a negative impact on our business, financial condition or results of operations.

Our business depends substantially on our ability to attract and retain experienced and qualified talent, including our senior management team.

We are dependent upon the contributions, talent and leadership of our senior management team. We do not have a "key person" life insurance policy on our CEO or any other key employees. We believe that our senior management team is key to establishing our focus and executing our corporate strategies as they have extensive knowledge of our systems and processes. Given our senior management team’s knowledge of our industry and the limited number of direct competitors in the industry, we believe that it could be difficult to find replacements should any of the members of our senior management team leave.

We could also be adversely affected if we fail to attract and retain talent throughout our organization. For instance, we rely on skilled and well-trained engineers for the research, development and design of our products and marketing personnel for our overall brand and individual brands growth. Competition for such individuals is intense, particularly in Texas and California where several of our brands are headquartered. Our inability to attract or retain qualified employees in our research, development and design and marketing functions or elsewhere in our Company could result in diminished quality of our products and delinquent production schedules, impede our ability to develop new products and prevent us from growing our brand, in aggregate and individually.

Our failure to adequately address any of these issues could have a material adverse effect on our business, operating results and financial condition.

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

The amount of the cash payments that Solo Brands, Inc. will be required to make under the Tax Receivable Agreement may be substantial. Payments under the Tax Receivable Agreement are not conditioned on the Continuing LLC Owners’ ownership of our shares. Assuming no material changes in the relevant tax law, that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement and that all Continuing LLC Owners exchanged their common units for Class A common stock immediately following the completion of this offering, we would recognize an incremental deferred tax asset of approximately $28.7 million and a related liability for early termination payments under the Tax Receivable Agreement of approximately $15.7 million based on our estimate of the aggregate amount that we will pay under the Tax Receivable Agreement as a result of such future exchanges. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us and tax receivable agreement payments by us will be determined in part by reference to the market value of our Class A common stock at the time of the sale and the prevailing tax rates applicable to us over the life of the tax receivable agreement and will generally be dependent on us generating sufficient future taxable income to realize the benefit. Any payments made by Solo Brands, Inc. to the Continuing LLC Owners under the Tax Receivable Agreement will not be available for reinvestment in the business and will generally reduce the amount of cash that might have otherwise been available to Solo Brands, Inc. and its subsidiaries. To the extent Solo Brands, Inc. is unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid. Furthermore, Solo Brands, Inc.’s future obligations to make payments under the Tax Receivable Agreement could make Solo Brands, Inc. and its subsidiaries a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the Tax Receivable Agreement.

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

As of March 11, 2024, we have an aggregate of 410,660,248 shares of Class A common stock authorized but unissued, including approximately 33,120,136 shares of Class B common stock issuable upon redemption of LLC Interests, 33,069,023 of which had vested and are held by the Continuing LLC Owners. In connection with the completion of our IPO, Holdings entered into the Holdings LLC Agreement and, subject to certain restrictions set forth therein and as described elsewhere in the Prospectus, the Continuing LLC Owners are entitled to have their LLC Interests redeemed for shares of our Class A common stock. We also to entered into the Registration Rights Agreement with the Original LLC Owners, certain of our other stockholders and Holdings pursuant to which the shares of Class A common stock issued to the Continuing LLC Owners upon redemption of their LLC Interests and the shares of Class A common stock issued to the Former LLC Owners in connection with the Transactions will be eligible for resale, subject to certain limitations set forth therein.

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

As of March 11, 2024, 58,106,957 shares of Class A common stock were issued and outstanding and an additional 2,208,303 shares had the potential to vest in the future. Additionally, 33,069,023 shares of Class B common stock were issued and outstanding and an additional 51,113 shares would be issuable upon redemption or exchange of LLC Interests. The shares of Class A common stock sold in the IPO are freely tradable without restriction under the Securities Act, except for any shares of our common stock that may be held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which will be restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available.

The outstanding 29,953,415 shares of Class A common stock held by the Former LLC Owners are subject to certain restrictions on sale. All of our executive officers and directors and the Original LLC Owners agreed with the underwriters, subject to certain exceptions, not to dispose of or hedge any shares of common stock or securities convertible into or exchangeable for (including the LLC Interests), or that represent the right to receive, shares of common stock during the period from the date of our Prospectus continuing through the date 180 days after the date of our Prospectus, except with the prior written consent of the representatives on behalf of the underwriters.

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

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, criminal acts, public health crises and pandemics, and similar events. For example, a significant natural disaster, such as an earthquake, fire, or flood, could harm our business, results of operations, and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our corporate offices and primary distribution center is located in Texas, a state that frequently experiences floods and storms. In addition, the facilities of our suppliers and where our manufacturers produce our products are located in parts of Asia that frequently experience typhoons and earthquakes. Acts of terrorism and public health crises, such as the COVID-19 pandemic (or other future pandemics or epidemics), could also cause disruptions in our or our suppliers’, manufacturers’, and logistics providers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting Texas or other locations where we have operations or store significant inventory. Our servers and those belonging to our vendors may also be vulnerable to computer viruses, criminal acts, denial-of-service attacks, ransomware, and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, or loss of critical data. As we rely heavily on our information technology and communications systems and the Internet to conduct our business and provide high-quality customer service, these disruptions could harm our ability to run our business and either directly or indirectly disrupt our suppliers’ or manufacturers’ businesses, which could harm our business, results of operations, and financial condition.

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

Our ESG initiatives and the adoption of ESG regulatory frameworks may impose additional costs and expose us to emerging areas of risk.

Companies across all industries are facing increasing scrutiny from stakeholders related to their ESG practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. Investors’ increased focus related to ESG and similar matters may hinder access to capital, as investors may decide to reallocate capital or to not commit capital as a result of their assessment of a company’s ESG practices. Companies which do not adapt to or comply with investor or other stakeholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such a company could be materially and adversely affected.

We have adopted certain practices and policies to align our ESG approach with our business strategy by maximizing the inherent value of our assets and delivering long-term social, environmental and economic values across our brands. However, our stakeholders may look to us to implement more or different ESG procedures, standards or goals in order to continue engaging with us, to remain invested in us, or before they make further investments in us. Additionally, we may face reputational challenges in the event our ESG procedures or standards do not meet the standards set by certain constituencies or such constituencies might not be satisfied with our efforts or the speed of adoption of ESG practices or polices. If we do not meet our stakeholders’ expectations or we are not effective in addressing social and environmental responsibility matters or achieving relevant sustainability goals, trust in our brand may suffer and our business and/or our ability to access capital could be harmed.

Further, there is an increased focus by governmental and nongovernmental organizations on climate change matters, including increased pressure to expand disclosures related to the physical and transition risks related to climate change or to establish sustainability goals, such as the reduction of greenhouse gas emissions, which could expose us to market, operational and execution costs or risks. Our failure to establish sustainability targets or targets that are perceived to be appropriate, as well as to achieve progress on those targets on a timely basis, or at all, could adversely affect the reputation of our brands and sales of and demand for our products. For example, in October 2023, the State of California adopted SB 253, the Climate Corporate Data Accountability Act, which will require companies to annually disclose Scope 1, Scope 2, and Scope 3 greenhouse gas emissions and SB 261, Greenhouse Gases: Climate-Related Financial Risk which will require biennial disclosure of a company’s financial risk caused by climate change. These, and additional legislation which may be passed, such as proposed rules by the SEC with respect to enhanced and standardized climate-related disclosures, may cause us to incur significant additional costs of compliance due to the need for expanded data collection, analysis, and certification with respect to greenhouse gas emissions and other climate change related risks. We may also incur additional costs or require additional resources to monitor, report and comply with such stakeholder expectations and standards and legislation, and to meet climate change targets and commitments if established. In addition, the European Union Corporate Sustainability Reporting Directive (“CSRD”) became effective in 2023. CSRD applies to both EU and non-EU in-scope entities and would require them to provide expansive disclosures on various sustainability topics. We are assessing our obligations under CSRD which will become effective in 2025 for U.S. companies with subsidiaries in the EU that meet certain criteria and expect that compliance could require substantial effort in the future. We will likely need to be prepared to contend with overlapping, yet distinct, climate-related disclosure requirements in multiple jurisdictions.

The occurrence of any of the foregoing could have a material adverse effect on our business and financial condition and expose us to market, operational and execution costs or risks.

The impacts of risks associated with international geopolitical conflicts, including continued tensions between Taiwan and China and the Russian invasion of Ukraine, on the global economy, energy supplies and raw materials are uncertain, but may prove to negatively impact our business and operations.

In recent years, diplomatic and trade relationships between the U.S. government and China have become increasingly frayed and the threat of a takeover of Taiwan by China has increased. Since much of our production occurs in China, our business, our operations and our supply chain could be materially and adversely impacted by political, economic or other actions from China, or changes in China-Taiwan relations that impact China and its economy. In addition, we continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the United States and several European and Asian countries may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and customers. For example, a prolonged conflict may result in ongoing increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials. To the extent that continuing political tensions between China and Taiwan or the war in Ukraine may adversely affect our business, it may also have the effect of heightening many of the other risks described in our risk factors, such as those relating to data security, supply chain, volatility in prices of inputs, and market conditions, any of which could negatively affect our business and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company recognizes the importance of being able to assess, effectively respond to and manage material cybersecurity threats and incidents that may compromise the confidentiality, integrity or availability of its information systems, data or network resources.

As part of its overall enterprise risk management framework, the Company maintains both an Information Security Committee (“ISC”) and an Incident Response Plan (“IRP”). The Company’s ISC is managed by its Chief Information Officer (the “CIO”) whose team (the Incident Response Team, or “IRT”) is responsible for leading company-wide cybersecurity strategy, policy, standards, architecture, and processes. The purpose of the IRP is to define procedures for reporting and responding to cybersecurity incidents. It creates objectives for actionable procedures that can be measured, evaluated, scaled and revised as necessary for each specific cybersecurity incident. These objectives are designed to maximize the effectiveness of the Company’s response through an established plan of action and assigning responsibilities to appropriate personnel and/or third-party contractors.

If a cybersecurity threat or incident is identified, the IRT will communicate the cybersecurity threat or incident and any damages to the CIO and other members of senior management of the Company. The Company will assess the materiality of the cybersecurity threat or incident to determine if any public disclosures are required under the SEC’s cybersecurity disclosure rule. If deemed necessary, third-party consultants, legal counsel, and assessors will be engaged to evaluate the materiality assessment.

The cybersecurity program of the Company interfaces with other functional areas within the Company, including but not limited to the Company’s brands and information technology, accounting, finance, legal and human resources, as well as external third-party partners, where appropriate, to assess, identify and manage potential cybersecurity threats. The Company regularly assesses and updates its processes, procedures and management techniques in light of ongoing cybersecurity developments.

Recognizing the complexity and evolving nature of cybersecurity threats, the Company also engages with a range of external experts, including cybersecurity assessors and consultants in evaluating and testing its cybersecurity management systems and IRP. These partnerships enable the Company to leverage specialized knowledge and insights, to assist in updating its cybersecurity strategies and processes to align with industry best practices. The Company’s collaboration with these third parties includes consultation and review of security enhancements.

To date, we have not identified risks from cybersecurity threats or incidents, including as a result of any previous cybersecurity incidents, that have materially affected the Company or are reasonably likely to materially affect our operations, business strategy, results of operations, of financial condition. However, the sophistication of and risks from cybersecurity threats and incidents continues to increase, and there can be no assurance that our cybersecurity risk management program and processes, including our IRP, and other preventative actions the Company has taken and continues to take to reduce the risk of cybersecurity threats and incidents and protect its systems and information, will be fully implemented, complied with or successful in protecting against all cybersecurity threats and incidents. For more information on how cybersecurity risk could materially affect the Company’s business strategy, results of operations, or financial condition, please refer to “Item 1A Risk Factors—Risks Related to our Business and Industry—We rely significantly on the use of information technology, as well as those of our third-party service providers. Any significant failure, inadequacy, interruption or data security incident of our information technology systems, or those of our third-party service providers, could disrupt our business operations, which could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.”

Governance

Our Board considers cybersecurity risk as part of its risk oversight function. The Board oversees management’s implementation of our cybersecurity risk management program. The Board receives regular reports from the ISC on our cybersecurity risks. In addition, ISC updates the Board, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential. The Board also receives briefings from ISC on our cyber risk management program. Board members receive presentations on cybersecurity topics from our CIO, internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.

The ISC, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our ISC’s expertise includes a combined 20 plus years of experience in managing security technologies; designing and implementing security strategies; and risk management and incident response across various industries. Our ISC supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Item 2. Properties

Our corporate headquarters are located in a 430,000 square foot leased facility in Grapevine, Texas. In addition to our corporate headquarters we maintain leases in Texas, Utah, Pennsylvania, Mexico, Canada, Australia and the Netherlands for warehousing, distribution and office space. We also maintain leases specific to retail operations in Texas, Georgia, Florida and South Carolina. We believe that our facilities are in good condition and are adequate to support our current needs.

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

As of March 11, 2024, other than shares offered to the public, there were approximately 9 shareholders of record for our Class A common stock and approximately 54 shareholders of record for our Class B common stock. This does not include the significant number of beneficial owners whose stock is in nominee or “street name” accounts through brokers, bank, or other nominees.

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

Comparison of Cumulative Total Return Since October 28, 2021
Assumes Initial Investment of $100

$150
$100
$50
$0
10/28/21
12/31/21
12/31/22
12/31/23
Solo Brands, Inc.
S&P 500 Index
S&P 500 Apparel, Accessories & Luxury Goods Index

	Base Period
Company/Index	10/28/2021	12/31/2021	12/31/2022	12/31/2023
Solo Brands, Inc.	$100.00	$91.94	$23.80	$36.24
S&P 500 Index	100.00	103.69	80.56	103.77
S&P 500 Apparel, Accessories & Luxury Goods Index	$100.00	$99.33	$54.64	$52.44

The performance graph and table shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

We did not repurchase any of our equity securities during the quarter ended December 31, 2023.

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

Our discussion and analysis of the year ended December 31, 2023 compared to the year ended December 31, 2022 is included herein. Our discussion and analysis of the year ended December 31, 2022 compared to the year ended December 31, 2021 can be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 9, 2023.
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

For the year ended December 31, 2023, we experienced a decrease in our net sales from $517.6 million for the year ended December 31, 2022 to $494.8 million for the current year. The decline in net sales was primarily the result of the lack of significant new product launches in the current year when compared to the prior year, in which the Mesa and Pi pizza oven were launched. Similar to the prior year, we continued to see net sales channel mix shift from direct to consumer to wholesale, with wholesale net sales growing 45.1%. Due in part to this shift, within our direct to consumer net sales channel we have seen an increase in the number of customers purchasing accessories for our products that were purchased through our wholesale net sales channel. Further, we experienced a decline in direct to consumer net sales which can be attributed to inefficient marketing spend in the current year as we invested in marketing mediums that did not yield the anticipated returns, in contrasts to the more successful marketing investments made last year.

Results of Operations

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

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

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Net sales	$494,776	$517,627	$(22,851)	(4.4)%
Direct-to-consumer net sales	358,052	423,412	(65,360)	(15.4)%
Wholesale net sales	136,724	94,215	42,509	45.1%

The decrease in net sales for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily driven by the lack of significant new product launches in the current year when compared to the prior year. Within the DTC channel, total orders and average order value decreased 8.1% and 12.4%, respectively, for the year ended December 31, 2023.

Partially offsetting the decrease, DTC channel net sales included $11.0 million of activity related to the businesses acquired in 2023, for which the comparative periods did not include such activity. Growth within the wholesale net sales channel is mainly attributed to the expansion of our strategic partnerships.

Cost of Goods Sold and Gross Profit

Gross profit reflects net sales less cost of goods sold, which primarily includes the purchase cost of our products from our third-party manufacturers, inbound freight and duties, costs related to manufacturing of certain of our products, product quality testing and inspection costs and depreciation on molds and equipment that we own.

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Cost of goods sold	$192,624	$199,452	$(6,828)	(3.4)%
Gross profit	302,152	318,175	(16,023)	(5.0)%
Gross margin (Gross profit as a % of net sales)	61.1%	61.5%		(0.40)

The decrease in cost of goods sold for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily driven by reduction in freight costs, with a lower average container cost in 2023 when compared to the prior year, as well as the decline in net sales. Partially offsetting the decreases, cost of goods sold included $6.4 million of activity related to the businesses acquired in 2023, for which the comparative periods did not include such activity, as well as increases in product costs unrelated to the 2023 acquisitions.

The decrease in gross profit for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily the result of the decrease in net sales, which simultaneously drove the decrease in cost of goods sold.

Gross margin decreased for the year ended December 31, 2023 compared to the year ended December 31, 2022, the result of the shift in sales channel mix with growth in wholesale sales, which typically have lower gross margins than DTC sales, whereas the DTC sales declined.

Selling, General, and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of marketing costs, wages, equity-based compensation expense, benefits costs, costs of our warehousing and logistics operations, costs of operating on third-party DTC marketplaces, professional fees and services, costs of shipping product to our customers, net one-time advertising contract termination fees and general corporate expenses.

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Selling, general, and administrative expenses	$249,432	$259,048	$(9,616)	(3.7)%
SG&A as a % of net sales	50.4%	50.0%		0.40

The decrease in SG&A for the year ended December 31, 2023 compared to the year ended December 31, 2022 was driven by $0.3 million of fixed cost decreases and $9.3 million of variable cost decreases.

The fixed cost decreases for the year ended December 31, 2023 compared to the year ended December 31, 2022 were primarily the result of a $3.1 million decrease in employee costs, primarily attributable to a $3.8 million decrease in equity-based compensation, offset in part by an increase in rent of $2.7 million due to warehouse and retail store additions and an increase of $0.5 million in information technology expenses.

The variable cost decreases for the year ended December 31, 2023 compared to the year ended December 31, 2022 were primarily the result of a $7.5 million decrease in distribution costs primarily due to decreased shipping costs and lower total orders, a $1.6 million decrease in the fair value of contingent consideration related to the current year acquisitions, a $1.6 million decrease in warehouse transition expenses due to completing the transition of the 2021 acquisitions in the prior year and a $1.0 million decrease in bad debt expenses. These variable expense decreases were offset in part by an increase of $3.5 million in advertising and marketing expense.
Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation of property and equipment and amortization of definite-lived intangible assets.

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Depreciation and amortization expenses	$26,593	$24,592	$2,001	8.1%
Amortization	22,396	21,019	1,377	6.6%
Depreciation	4,197	3,573	624	17.5%

The increase in amortization and the increase in depreciation for the year ended December 31, 2023 compared to the year ended December 31, 2022, was primarily related to increases in definite-lived intangible assets and additional property and equipment as a result of acquisition activity in 2023.

Impairment Charges

Impairment charges consist of impairments recorded to definite-lived intangible assets and goodwill.

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Impairment charges	$248,967	$30,589	$218,378	713.9%

The increase in impairment charges for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily related to the goodwill impairment of $234.8 million at Solo Stove, Oru and ISLE in 2023 as a result of the decline in performance of these reporting units compared to previous forecasts versus the $27.9 million impairment for ISLE in 2022 as a result of the weakened demand for the ISLE reporting unit’s products. As a result of the same factors noted above, impairment of $14.2 million to the intangible assets of Oru and ISLE was recorded in 2023, compared to impairment of $2.7 million to the intangible asset of ISLE in 2022. For more information regarding the impairments, see Note 9, Goodwill, and Note 8, Intangible Assets, net in Item 8 of this Annual Report.

Other Operating Expenses

Other operating expenses include certain costs incurred as a result of being a public company, secondary offering completed in May 2023, acquisition-related expenses, business optimization and expansion expenses and management transition costs.

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Other operating expenses	$5,010	$3,582	$1,428	39.9%

Other operating expenses increased for the year ended December 31, 2023 compared to the year ended December 31, 2022, the result of a $1.4 million increase in acquisition-related expenses as acquisition activity increased during 2023 and a $0.3 million increase in transaction-related activity, offset in part by a $0.4 million decrease in business optimization expenses as a result of non-recurring expenses incurred in 2022 resulting from IT and warehouse transition activity.

Interest Expense, Net

Interest expense, net consists primarily of interest on our Revolving Credit Facility and Term Loan.

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Interest expense, net	$11,004	$6,271	$4,733	75.5%

Interest expense, net increased for the year ended December 31, 2023 compared to the year ended December 31, 2022 due to an increase in the weighted average interest rate on our total debt balance, as well as a higher average debt balance in the current year when compared to the prior year.

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

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Income tax expense	$(36,225)	$1,001	$(37,226)	(3718.9)%

Income tax expense decreased for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to the current year goodwill and intangible asset impairments, as well as the current year decrease in the valuation allowance. Additionally, for the year ended December 31, 2023, our effective tax rate was impacted by a decrease in the tax benefit of $3.9 million related to the non-deductible portion of the goodwill impairment charge for Oru.

Liquidity and Capital Resources

Historically, our cash requirements have principally been for working capital purposes and acquisitions. We expect these needs to continue as we develop and grow our business. We fund our working capital, which is primarily comprised of inventory, accounts payable, and accounts receivable, net, and other cash requirements from cash flows from operating activities, cash on hand, and borrowings under our Revolving Credit Facility. Our cash flows from operating activities are our principal sources of liquidity and result primarily from the sales of our portfolio of products as described in Part I, Item 1, Business, of this Annual Report.

In addition, during the year ended December 31, 2023, we repurchased and subsequently retired an aggregate of 6,232,795 shares of our Class A common stock for approximately $31.2 million. We also repurchased an aggregate of 1,068,366 shares of our Class A common stock for approximately $5.3 million that was used to settle a portion of the contingent consideration related to the acquisition of IcyBreeze. We funded these repurchases from cash on hand and borrowings under our Revolving Credit Facility. From time to time, we may continue to repurchase shares of our Class A common Stock through open market transactions (including pre-set trading plans) or through other transactions, such as through privately negotiated transactions or in such other manners as may be determined by our Board of Directors, which may reduce the cash we have available.

We maintain the majority of our cash and cash equivalents in bank deposit and overnight sweep accounts with major highly rated multi-national and local financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions, and any inability to access or delay in accessing these funds could adversely affect our business and financial position.
The table below reflects our sources, facilities and availability of liquidity as of December 31, 2023. See Note 11, Long-Term Debt, to the consolidated financial statements included elsewhere in this Annual Report.

	Liquidity Sources and Facilities	Availability
Cash and cash equivalents	$19,842	$19,842
Working capital (excluding cash and cash equivalents)	87,670	87,670
Revolving Credit Facility	60,000	289,400
Term Loan	91,250	—
Revolving Credit Facility and Term Loan
On May 12, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., the Lenders and L/C Issuers party thereto (each as defined therein) and the other parties thereto (as subsequently amended on June 2, 2021, and September 1, 2021, the “Revolving Credit Facility”). As so amended, the Revolving Credit Facility allows us to borrow up to $350.0 million of revolving loans, including the ability to issue up to $20.0 million in letters of credit, with $0.6 million of letters of credit issued and outstanding as of December 31, 2023. While our issuance of letters of credit does not increase our borrowings outstanding under the Revolving Credit Facility, it does reduce the amounts available under the Revolving Credit Facility. The Revolving Credit Facility matures on May 12, 2026 and bears interest at a rate equal to the base rate as defined in the agreement plus an applicable margin, which as of December 31, 2023, was based on SOFR. Interest is due on the last business day of each March, June, September and December. Principal under the Revolving Credit Facility is not due until maturity.

In addition to the above, the amendment on September 1, 2021 included a provision to borrow up to $100.0 million under a term loan (the “Term Loan”). The proceeds from the Term Loan were used to fund the Chubbies acquisition. The Term Loan matures on September 1, 2026 and bears interest at a rate equal to the base rate as defined in the agreement plus an applicable margin, which as of December 31, 2023, was based on SOFR.. We were required to make quarterly principal payments on the Term Loan beginning on December 31, 2021. At December 31, 2023, we had $91.3 million outstanding on the Term Loan. All required principal payments were made on time and with available cash through the year ended December 31, 2023. Interest payments are due on a quarterly basis under the Term Loan, with the same due dates as noted for the Revolving Credit Facility above.

Although we cannot predict with certainty all of our particular short-term cash uses or the timing or amount of cash requirements, we believe that our available cash on hand, along with amounts available under our Revolving Credit Facility will be sufficient to satisfy our liquidity requirements for at least the next twelve months. However, growth opportunities, such as continued expansion into international markets, may significantly increase our expenses (including our capital expenditures) and cash requirements. Furthermore, we will continue to seek possible brand and mission consistent acquisition opportunities that would require additional capital. In addition, the amount of our future product sales is difficult to predict, and actual sales may not be in line with our forecasts. As a result, we may be required to seek additional funds in the future from issuances of equity or debt, obtaining additional credit facilities, or loans from other sources.

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
In addition, the Revolving Credit Facility contains customary financial and non-financial covenants limiting, among other things, mergers and acquisitions; investments, loans, and advances; affiliate transactions; changes to capital structure and the business; additional indebtedness; additional liens; the payment of dividends; and the sale of assets, in each case, subject to certain customary exceptions. The Revolving Credit Facility contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the Revolving Credit Facility to be in full force and effect, and a change of control of our business. We were in compliance with all covenants under the Revolving Credit Facility as of December 31, 2023.

Cash Flows

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Cash flows provided by (used in):
Operating activities	$62,423	$32,395	$30,028	92.7%
Investing activities	(53,079)	(10,015)	(43,064)	430.0%
Financing activities	$(12,866)	$(23,542)	$10,676	(45.3)%
Operating activities

The $30.0 million increase in cash provided by operating activities period over period, as shown in the table above, was due to a $44.1 million decline in cash usage from changes in operating assets and liabilities (“working capital”), partially offset by an increase in cash usage of $14.1 million from changes in net income (loss) after non-cash adjustments, primarily driven by the impacts related to the goodwill and intangible asset impairments and the related impacts to deferred income taxes.
The increase in cash provided by working capital was primarily due to:
•a $59.1 million increase in cash provided by changes in inventory as a result of a higher inventory balance at the beginning of 2023 than the prior year, resulting in fewer inventory purchases in 2023, as well as a reduction in replenishment of inventory exiting the year in line with management’s focus on reducing on-hand inventory;
•a $6.9 million increase in cash provided by changes in accounts payable as a result of an increase in accrued advertising and marketing costs in 2023.
•a $10.4 million increase in cash used in changes in accounts receivable as a result of the larger volume of wholesale sales through our key strategic retailers and our wholesale network towards the end of 2023 compared to the end of 2022; and
•the remaining changes to working capital were deemed immaterial to disclose separately.

Investing activities

The $43.1 million increase in cash used in investing activities, as shown in the table above, was primarily due to a $33.8 million increase in cash used in acquisition activity in 2023 compared to the prior year related to the 2023 acquisitions. Additionally, cash usage for contingent consideration increased by $9.4 million due to earnout payments for the 2023 acquisitions.
Financing activities

The $10.7 million increase in cash provided by financing activities, as shown in the table above, was primarily due to a $50.6 million increase in cash provided by net debt activities, partially offset by a $37.0 million increase in cash used in the repurchase of the Company’s Class A common stock, of which $31.2 million was subsequently retired and the remainder utilized as a portion of the contingent consideration payments related to the 2023 acquisitions, and a $2.2 million increase in cash used in distributions to non-controlling interests.

Contractual Obligations

Our material cash commitments from known contractual and other obligations primarily consist of obligations for long-term debt and related interest, leases for properties and equipment and purchase obligations as part of normal operations. See Note 11, Long-Term Debt, in Item 8 of this Annual Report for more information regarding scheduled maturities of our long-term debt. See Note 13, Leases, in Item 8 of this Annual Report for additional information on leases. Interest payable on our long-term debt is expected to be $6.4 million due in the twelve months following December 31, 2023 and $7.8 million due thereafter.

As of December 31, 2023, we had a purchase commitment to purchase $30.0 million of advertising services in 2024 and $67.5 million thereafter, with a minimum required payment of $10.3 million in 2024 and $16.2 million thereafter. In addition, we had a contractual obligation of $2.7 million, due in full in 2024, with a prominent influencer for marketing and consulting services. These purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement, and exclude agreements with variable terms for which we are unable to estimate the minimum amounts.

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

Revenue Recognition

We primarily engage in direct-to-consumer transactions, which are comprised of product sales directly from our brands’ websites, through Amazon, and from our retail locations. We also sell products via business-to-business transactions, which are comprised of sales to retailers, including where possession of our products is taken and sold by the retailer in-store or online. These revenue transactions typically comprise a single performance obligation satisfied through the transfer of control of promised goods to the customers, based on the terms of sale. The transfer of control typically occurs at a point in time based on consideration of when the customer has an obligation to pay for the goods, and physical possession of, legal title to, and risk and rewards of ownership has been transferred, and the customer has accepted the goods.

There are no significant extended payment terms with our customers. Payment is due at the time of sale for our direct-to-consumer transactions. Our business-to-business customers’ payment terms vary depending on creditworthiness and the contract terms with each retailer, but the most common is net 30 or net 60 days.

Revenue is recognized for the amount of consideration to which we expect to be entitled in exchange for transferring promised goods to a customer. The consideration promised in a contract with a customer includes fixed and variable amounts. The fixed amount of consideration is the standalone selling price of the goods sold. Variable considerations, including cash discounts, rebates and sales incentives programs, are deducted from gross sales in determining net sales at the time revenues are recorded. Variable considerations also include the portion of goods that are expected to be returned and refunded. Any consideration received (or receivable) that we expect to refund to the customer is recognized as a refund liability. We determine these estimates based on historical experience and trends. The actual amount of customer returns and refunds may differ from our estimates. We elected to account for shipping costs as fulfillment activities, and not as separate performance obligations. Net sales include shipping costs charged to the customer with the related shipping expense recognized in selling, general and administrative expenses when the revenue is recognized. Sales taxes collected from customers are excluded from net sales, which are remitted to government authorities.

Inventory

Inventories, consisting primarily of finished goods are recorded at the lower of cost or net realizable value. Cost is determined using an average costing method, calculated using the weighted average method. Our inventory balances include all costs incurred to deliver inventory to our distribution facilities, such as inbound freight, import duties and tariffs. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We make ongoing estimates relating to the net realizable value of inventories based upon our assumptions about future demand and market conditions. As a result, we have not recorded any write-downs to inventory below cost, except as it relates to obsolete or slow-moving inventory. If actual market conditions are less favorable than those projected by management, additional write-downs may be required. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold to customers, resulting in lower cost of sales and higher income from operations than expected in that period.

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

During the quarter ended September 30, 2023, the Company concluded, based on the weight of all available positive and negative evidence, that all of the partnership deferred tax assets are more likely than not to be realized. As a result, the remaining valuation allowance on the partnership deferred tax assets was released.

We have recorded a valuation allowance against Oru’s deferred tax assets resulting from the impairment of Oru's book goodwill and intangible assets, as discussed below, resulting in a net deferred tax asset for the Oru consolidated group. Solo Brands, Inc. evaluated and concluded that as of December 31, 2023, we had $1.4 million of deferred tax assets, net of $0.8 million of valuation allowances. We expect to realize future tax benefits related to the utilization of these assets. However, since future financial results may differ from previous estimates, periodic adjustments to our valuation allowances may be necessary. If we determine in the future that we will not be able to fully utilize all or part of these deferred tax assets, we would record a valuation allowance through earnings in the period the determination was made, which would have an adverse effect on our results of operations and earnings in future periods.

Goodwill

Goodwill is determined based upon the excess enterprise value over the estimated fair value of assets and liabilities assumed at acquisition date and is recorded at its estimated fair value at the date of acquisition. See Note 9, Goodwill, for further details regarding our goodwill balance and accumulated impairment losses.

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

In the third quarter of 2023, the Company identified a triggering event indicating the fair value of one or more of the Company’s reporting units more likely than not did not exceed their carrying values. The triggering event was an adverse change in the plan for each brand approved by the board of directors, resulting in a lower near-term forecast of future operating results. As a result, the Company performed an interim quantitative goodwill impairment test for all of its reporting units and determined that the fair value exceeded the carrying value for each reporting unit. Based on the results of the quantitative interim goodwill impairment test in the third quarter of 2023, the calculated fair values of the Solo Stove, Chubbies and ISLE reporting units exceeded their book values by more than 10% and no additional testing was necessary. For the Oru reporting unit, the fair value exceeded the book value by less than 5%. As a result of the identified fair value in excess of the carrying values of the respective reporting units as of September 30, 2023, there were no impairment charges recognized.

Per our accounting policy in Note 2, Significant Accounting Policies, we completed our annual goodwill impairment test as of October 1, 2023. Due to the proximity of the quantitative analysis performed as of the third quarter of 2023, we performed a qualitative analysis of our goodwill and determined that there were no indicators of impairment. This assessment was made based on relevant information, including applicable facts and circumstances, known as of the goodwill impairment assessment date. As a result of the non-persistent nature of the triggering event identified in the third quarter of 2023 and the lack of impairment indicators identified through the qualitative assessment performed, as of October 1, 2023, we determined it was more likely than not that the fair value of our reporting units exceeded their carrying values and, as such, we did not record goodwill impairment for our reporting units.

In the fourth quarter of 2023, subsequent to our annual goodwill impairment analysis, we identified goodwill impairment indicators indicating the fair value of one or more of our reporting units more likely than not did not exceed their carrying values. The goodwill impairment indicators observed were as follows:

•A significant decline in performance of the Solo Stove and ISLE reporting units in comparison to previous forecasts for the fourth quarter of 2023;
•Changes in management, with the departure of the CFO in the fourth quarter of 2023 and release and replacement of the CEO after year end December 31, 2023, however, in relative proximity to the fourth quarter of 2023. This change in management resulted in a shift of investment within each of our brands, inclusive of a reduction in investment for Oru; and
•A significant decline in share price of the Company’s Class A common stock after year end December 31, 2023, however, in relative proximity to the fourth quarter of 2023.

As a result of the goodwill impairment indicators noted above, we determined it appropriate to perform an interim quantitative goodwill impairment test for all of our reporting units as of December 31, 2023.

For the quantitative goodwill impairment analysis performed as of December 31, 2023, we estimated the fair value of the reporting units using a weighting of fair values derived from the income and market approaches, where comparable market data was available. Under the income approach, we determined the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections were based on management’s estimates of revenue growth rates and operating margins, EBITDA margins, consideration of industry and market conditions, terminal growth rates and management’s estimates of working capital requirements. The discount rate for each reporting unit was based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of each reporting unit and its estimated cash flows, which ranged from 16.0% to 19.9%. Under the market approach, we utilized a combination of methods, including estimates of fair value based on: (1) market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit and (2) pricing multiples derived from recent merger and acquisition transactions of comparable publicly-traded companies.

As a result of the quantitative goodwill impairment test performed as of December 31, 2023, we determined that the carrying amounts of the Solo Stove, Oru and ISLE reporting units exceeded their fair values and goodwill impairment charges were recognized at each. The remaining reporting units were determined to have fair values exceeding their book values by more than 10%. The following table presents the goodwill impairment charges and remaining goodwill by reporting unit:

Reporting Unit	Impairment Charge ($)	Remaining Goodwill ($)
Solo Stove	214,327	76,677
Oru	18,781	—
ISLE	1,663	—

The impairment was driven by the significant decline in performance of the Solo Stove, Oru and ISLE reporting units in comparison to previous forecasts primarily due to lower net sales resulting from new product launches that were not as successful as those in the prior year, coupled with less effective marketing campaigns, as well as the decline in market capitalization driven by the decline in share price. The impairment charges were recorded to impairment charges on the consolidated statements of operations and comprehensive income (loss).

The fair value determination of our reporting units and our goodwill is judgmental in nature and requires the use of estimates and assumptions that are sensitive to changes. Assumptions include estimation of the estimation of future revenue and projected margins, which are dependent on internal cash flow forecasts, estimation of the terminal growth rates and capital spending, and determination of discount rates. Some of the inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, market EBITDA comparables and credit ratings. While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units, it is possible a material change could occur. As a result, there can be no assurance that the estimates and assumptions made for purposes of the quantitative goodwill and indefinite-lived intangible impairment tests will prove to be an accurate prediction of future results.

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

Intangible Assets

Intangible assets are comprised of brands, trademarks, customer relationships, developed technology and patents and are recorded at their estimated fair values at the date of acquisition. Acquired definite-lived intangible assets subject to amortization are amortized using the straight-line method over the estimated useful lives of the assets. See Note 8, Intangible Assets, net in Item 8 of this Annual Report, for further details regarding intangible asset balances and related accumulated amortization and impairment losses.

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

As a result of the identification of triggering events to perform an interim quantitative goodwill impairment test in the second quarter of 2022, we first considered the extent to which the adverse events and circumstances identified could affect the reporting units’ carrying amounts. We observed weakened paddleboard sales resulting in a lower near-term forecast of future operating results, which constituted a triggering event for one of our held and used long-lived asset groups primarily consisting of the ISLE trademark. We reviewed the undiscounted future cash flows for the identified long-lived asset group, and the results of the analysis indicated the carrying amount for the long-lived asset group was not expected to be recovered. The fair value of the trademark intangible was estimated using the relief-from-royalty method under the income approach, based on the following significant assumptions: management’s estimates of future net sales for the long-lived asset group, the royalty rate and the weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the long-lived asset group, and we recorded a $30.6 million impairment charge. This impairment charge was recorded to impairment charges on the consolidated statements of operations and comprehensive income (loss). There were no impairment charges recognized through September 30, 2023.

In the fourth quarter of 2023, as a result of the Company’s identification of triggering events requiring the Company to perform an interim quantitative goodwill impairment test (see Note 9, Goodwill for more information), the Company first considered the extent to which the adverse events and circumstances identified could affect the Company’s held and used long-lived asset groups. The Company observed the following triggering events for the Company’s held and used long-lived asset groups:

•A significant decline in performance of the Solo Stove and ISLE reporting units in comparison to previous forecasts for the fourth quarter of 2023;

•Changes in management, with the departure of the CFO in the fourth quarter of 2023 and release and replacement of the CEO after year end December 31, 2023, however, in relative proximity to the fourth quarter of 2023. This change in management resulted in a shift of investment within each of our brands, inclusive of a reduction in investment for Oru; and
•A significant decline in share price of the Company’s Class A common stock after year end December 31, 2023, however, in relative proximity to the fourth quarter of 2023.

As a result of the identified triggering events, the Company reviewed the undiscounted future cash flows for the identified long-lived asset groups, and the results of the analysis indicated the carrying amounts for the long-lived asset groups of Oru and ISLE were not expected to be recovered. The Company estimated the fair value of the asset group of both Oru and ISLE and determined that other than the intangible asset(s), the remaining assets were materially stated at their relative fair values. The fair value of both the Oru and ISLE reporting units and determined to be at or below the carrying value of the goodwill and intangible asset(s) recorded at each reporting unit. As such, the Company fully impaired the intangible asset(s) of the Oru and ISLE reporting units as of December 31, 2023.

The Company recorded an aggregate $13.4 million impairment charge to the intangible assets of Oru and a $0.8 million impairment charge to the Trademark intangible asset of ISLE as of December 31, 2023. These impairment charges were recorded to impairment charges on the consolidated statements of operations and comprehensive income (loss). As a result of this impairment charge, the Company also reassessed the useful life of the intangible assets of Oru and ISLE. As of December 31, 2023, there was no further value attributed to the intangible assets of Oru or ISLE, resulting in the useful lives of the intangible assets for both reporting units being fully depleted. This change does not have a material impact to amortization expense in any future year.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see “Recently Adopted Accounting Pronouncements” and “Recently Issued Accounting Standards—Not Yet Adopted” in Note 2, Significant Accounting Policies, of this Annual Report on Form 10-K.

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

Interest Rate Risk

In order to maintain liquidity and fund business operations, we have a long-term credit facility and separate term loan that bear variable interest rates based on prime, federal funds, or SOFR plus an applicable margin based on our total net leverage ratio. As of December 31, 2023, we had indebtedness of $60.0 million and $91.3 million, with annualized rates of interest of 6.59% and 6.49%, under our Revolving Credit Facility and Term Loan, respectively. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors. We may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations, but as of December 31, 2023, we have not entered into any such contracts. A 100 bps increase in SOFR would increase our interest expense by approximately $1.5 million in any given year.

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

Foreign Currency Risk

Our international sales are primarily denominated in local currencies. During 2023 and 2022, net sales in international markets accounted for 6.0% and 7.1% of our consolidated revenues, respectively. Therefore, we do not believe exposure to foreign currency fluctuations has had a material impact on our net sales. A portion of our operating expenses are incurred outside the Unites States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. In addition, our suppliers may incur many costs, including labor costs, in other currencies. To the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margin. In addition, a strengthening of the U.S. dollar may increase the cost of our products to our customers outside of the United States. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. A 100 bps unfavorable change in foreign currency exchange rates to which we are exposed would increase our operating expenses by approximately $0.3 million for the year ended December 31, 2023.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Solo Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Solo Brands, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Dallas, Texas

March 14, 2024

SOLO BRANDS, INC.
Consolidated Balance Sheets

(In thousands, except par value and per unit data)	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$19,842	$23,293
Accounts receivable, net of allowance for credit losses of $1.3 million and $1.5 million for the years ended December 31, 2023 and 2022, respectively	42,725	26,176
Inventory	111,613	132,990
Prepaid expenses and other current assets	21,893	12,639
Total current assets	196,073	195,098
Non-current assets
Property and equipment, net	26,159	15,166
Intangible assets, net	221,010	234,632
Goodwill	169,648	382,658
Operating lease right-of-use assets	30,788	34,259
Other non-current assets	15,640	534
Total non-current assets	463,245	667,249
Total assets	$659,318	$862,347

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$21,846	$11,783
Accrued expenses and other current liabilities	55,155	43,377
Deferred revenue	5,310	6,848
Current portion of long-term debt	6,250	5,000
Total current liabilities	88,561	67,008
Non-current liabilities
Long-term debt, net	142,993	108,383
Deferred tax liability	17,319	82,621
Operating lease liabilities	24,648	29,133
Other non-current liabilities	13,534	205
Total non-current liabilities	198,494	220,342

Commitments and contingencies (Note 16)

Equity
Class A common stock, par value $0.001 per share; 468,767,205 shares authorized, 57,947,711 shares issued and outstanding; 475,000,000 authorized, 63,651,051 issued and outstanding	58	64
Class B common stock, par value $0.001 per share; 50,000,000 shares authorized, 33,047,780 shares issued and outstanding; 50,000,000 shares authorized, 32,157,983 issued and outstanding	33	32
Additional paid-in capital	357,385	358,118
Retained earnings (accumulated deficit)	(115,458)	5,746
Accumulated other comprehensive income (loss)	(230)	(499)
Treasury stock	(526)	(35)
Equity attributable to the controlling interest	241,262	363,426
Equity attributable to noncontrolling interests	131,001	211,571
Total equity	372,263	574,997
Total liabilities and equity	$659,318	$862,347

See Notes to Consolidated Financial Statements

SOLO BRANDS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31,
(In thousands, except per share data)	2023	2022	2021
Net sales	$494,776	$517,627	$403,717
Cost of goods sold	192,624	199,452	144,809
Gross profit	302,152	318,175	258,908
Operating expenses
Selling, general & administrative expenses	249,432	259,048	159,524
Depreciation and amortization expenses	26,593	24,592	18,228
Impairment charges	248,967	30,589	—
Other operating expenses	5,010	3,582	12,293
Total operating expenses	530,002	317,811	190,045
Income (loss) from operations	(227,850)	364	68,863
Non-operating (income) expense
Interest expense, net	11,004	6,271	10,135
Other non-operating (income) expense	(7,297)	712	208
Total non-operating (income) expense	3,707	6,983	10,343
Income (loss) before income taxes	(231,557)	(6,619)	58,520
Income tax expense (benefit)	(36,225)	1,001	2,025
Net income (loss)	(195,332)	(7,620)	56,495
Less: net income earned by controlling members prior to the Reorganization Transactions	—	—	37,963
Less: net income (loss) attributable to noncontrolling interests	(83,985)	(2,675)	7,841
Net income (loss) attributable to Solo Brands, Inc.	$(111,347)	$(4,945)	$10,691

Other comprehensive income (loss)
Foreign currency translation, net of tax	(268)	(827)	5
Comprehensive income (loss)	(195,600)	(8,447)	56,500
Less: other comprehensive income (loss) attributable to noncontrolling interests	(97)	(322)	—
Less: net income earned prior to the Reorganization Transactions	—	—	37,963
Less: net income (loss) attributable to noncontrolling interests	(83,985)	(2,675)	7,841
Comprehensive income (loss) attributable to Solo Brands, Inc.	(111,518)	(5,450)	10,696

Net income (loss) per Class A common stock
Basic	$(1.84)	$(0.08)	$0.17
Diluted	$(1.84)	$(0.08)	$0.17

Weighted-average Class A common stock outstanding
Basic	60,501	63,462	63,011
Diluted	60,501	63,462	63,011

See Notes to Consolidated Financial Statements

SOLO BRANDS, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(195,332)	$(7,620)	$56,495
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities
Impairment charges	248,967	30,589	—
Depreciation and amortization	27,349	24,592	18,228
Equity-based compensation	14,717	18,598	7,329
Operating lease right-of-use assets expense	8,373	6,889	—
Changes in accounts receivable reserves	295	1,293	77
Amortization of debt issuance costs	860	860	507
Warranty provision	690	—	—
Equity-based compensation for non-employees	333	—	—
Loss (gain) on disposal of property and equipment	219	66	187
Change in fair value of contingent consideration	(1,573)	—	—
Barter credits	(7,160)	—	—
Deferred income taxes	(47,040)	(10,501)	(3,139)
Non-cash interest expense	—	—	1,652
Changes in assets and liabilities
Inventory	28,182	(30,884)	(49,413)
Accrued expenses and other current liabilities	6,811	7,587	(8,835)
Accounts receivable	(16,328)	(5,923)	(15,040)
Other non-current assets and liabilities	2,409	(542)	653
Deferred revenue	(1,571)	3,334	(17,936)
Operating lease right-of-use assets and liabilities	(8,113)	(5,817)	—
Prepaid expenses and other current assets	(9,222)	(2,802)	(8,134)
Accounts payable	9,557	2,676	7,123
Net cash provided by (used in) operating activities	62,423	32,395	(10,246)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,093)	(9,241)	(10,645)
Payments of contingent consideration	(9,386)	—	—
Acquisitions, net of cash acquired	(34,600)	(774)	(133,308)
Proceeds from the sale of property and equipment	—	—	64
Net cash provided by (used in) investing activities	(53,079)	(10,015)	(143,889)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	70,000	45,000	363,600
Repayments of long-term debt	(35,000)	(60,625)	(306,725)
Debt issuance costs paid	—	—	(4,234)
Finance lease liability principal paid	(379)	—	—
Payment of contingent consideration	—	—	(100,000)
Contributions from members before Reorganization Transactions	—	—	250
Distributions to members before Reorganization Transactions	—	—	(33,163)
Proceeds from issuance of Class A common stock, net of underwriters' discounts	—	—	234,600
Payments of initial public offering costs	—	—	(5,594)
Exercise of Options for Class A common stock	39	—	—
Common stock repurchases	(36,957)	—	—
Distributions to non-controlling interests	(10,511)	(8,304)	(2,256)
Taxes paid related to net share settlement of equity awards	(305)	(35)	—
Stock issued under employee stock purchase plan	247	422	—
Net cash provided by (used in) financing activities	(12,866)	(23,542)	146,478
Effect of exchange rate changes on cash	71	(646)	5

Net change in cash and cash equivalents	(3,451)	(1,808)	(7,652)
Cash and cash equivalents balance, beginning of period	23,293	25,101	32,753
Cash and cash equivalents balance, end of period	$19,842	$23,293	$25,101

SUPPLEMENTAL DISCLOSURES:
Cash interest paid	$10,327	$5,125	$8,222
Cash income taxes paid	$11,775	$13,190	$8
Construction in progress in accounts payable	$—	$293	$—

SUPPLEMENTAL NONCASH INVESTING AND FINANCING DISCLOSURES:
Treasury stock retirements	$31,164	$—	$—
Re-issuance of treasury stock	5,342	—	—
Non-cash issuance of Class B units - non-controlling interest purchase of Oru	—	—	16,486
Non-cash issuance of Class B units - ISLE	—	—	16,494
Non-cash issuance of Class B units - Chubbies	—	—	29,075

See Notes to Consolidated Financial Statements

SOLO BRANDS, INC.
Consolidated Statements of Equity

(In thousands)	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2021	63,397	$63	31,179	$31	$350,088	$10,691	$6	$—	$213,292	$574,171
Net income (loss)	—	—	—	—	—	(4,945)	—	—	(2,675)	(7,620)
Equity-based compensation	—	—	—	—	12,233	—	—	—	4,512	16,745
Other comprehensive income (loss)	—	—	—	—	—	—	(505)	—	(322)	(827)
Tax distributions to non-controlling interests	—	—	—	—	—	—	—	—	(7,859)	(7,859)
Employee stock purchase plan	103	—	—	—	422	—	—	—	—	422
Surrender of stock to settle taxes on equity awards	—	—	—	—	—	—	—	(35)	—	(35)
Vested equity-based compensation and re-allocation of ownership percentage	151	1	979	1	(4,625)	—	—	—	4,623	—
Balance at December 31, 2022	63,651	$64	32,158	$32	$358,118	$5,746	$(499)	$(35)	$211,571	$574,997
Net income (loss)	—	—	—	—	—	(111,347)	—	—	(83,985)	(195,332)
Equity-based compensation	—	—	—	—	10,272	—	—	—	3,834	14,106
Equity-based compensation for non-employees	—	—	—	—	333	—	—	—	—	333
Other comprehensive income (loss)	—	—	—	—	—	—	58	—	210	268
Tax distributions to non-controlling interests	—	—	—	—	—	—	—	—	(10,511)	(10,511)
Employee stock purchase plan	54	—	—	—	247	—	—	—	—	247
Common stock repurchase	(7,301)	—	—	—	(1,635)	20,852	—	(36,692)	—	(17,475)
Re-issuance of treasury stock	1,068	—	—	—	545	—	—	5,342	—	5,887
Treasury stock retirement	—	(6)	—	—	—	(31,158)	—	31,164	—	—
Surrender of stock to settle taxes on equity awards	—	—	—	—	—	—	—	(305)	—	(305)
Exercise of options for Class A common stock	8	—	—	—	39	—	—	—	—	39
Vested equity-based compensation and re-allocation of ownership percentage	468	—	890	1	(10,534)	449	211	—	9,882	9
Balance at December 31, 2023	57,948	$58	33,048	$33	$357,385	$(115,458)	$(230)	$(526)	$131,001	$372,263
See Notes to Consolidated Financial Statements

SOLO BRANDS, INC.
Consolidated Statements of Equity

(In thousands)	Class A Common Stock		Class B Common Stock		Class A Units		Class B Units
	Shares	Amount	Shares	Amount	Units	Amount	Units	Amount	Incentive Units	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Equity
Balance at December 31, 2020	—	$—	—	$—	250,000	$237,309	175,000	$103,109	$—	$—	$(8,318)	$—	$—	$332,100
Member tax distributions	—	—	—	—	—	(31,503)	—	(1,660)	—	—	—	—	—	(33,163)
Contributions	—	—	—	—	—	—	60	250	—	—	—	—	—	250
Noncontrolling interest in Oru	—	—	—	—	—	—	—	—	—	—	—	—	15,320	15,320
Issuance of Class B units for acquisitions	—	—	—	—	—	—	10,996	45,569	—	—	—	—	—	45,569
Purchase of remaining interest in Oru	—	—	—	—	—	—	9,265	16,486	—	—	—	—	(16,486)	—
Net income prior to Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	37,963	—	1,166	39,129
Equity-based compensation prior to Reorganization Transactions	—	—	913	1	—	—	—	—	4,112	—	—	—	—	4,113
Effect of Reorganization Transactions	48,559	48	30,009	30	(250,000)	(205,806)	(195,321)	(163,754)	(4,112)	246,330	(29,645)	—	156,909	—
Issuance of Class A common stock sold in the initial public offering, net of offering costs	12,903	13	—	—	—	—	—	—	—	153,904	—	—	44,489	198,406
Issuance of Class A common stock sold to underwriters of their exercised option	1,935	2	—	—	—	—	—	—	—	24,695	—	—	5,903	30,600
Net deferred tax adjustments resulting from Reorganization Transactions	—	—	—	—	—	—	—	—	—	(75,663)	—	—	—	(75,663)
Equity-based compensation subsequent to Reorganization Transactions	—	—	—	—	—	—	—	—	—	2,006	—	—	830	2,836
Net income subsequent to Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	10,691	—	6,675	17,366

Other comprehensive income subsequent to Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	6	3	9
Tax distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	(2,701)	(2,701)
Vested equity-based compensation and re-allocation of ownership percentage	—	—	257	—	—	—	—	—	—	(1,184)	—	—	1,184	—
Balance at December 31, 2021	63,397	$63	31,179	$31	—	$—	—	$—	$—	$350,088	$10,691	$6	$213,292	$574,171

See Notes to Consolidated Financial Statements

SOLO BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization and Description of Business

Description of Business

Solo Brands, Inc. (“Company” or “Solo Brands”), through a majority-owned subsidiary, Solo Stove Holdings, LLC (“Holdings”), operates six premium brands—Solo Stove, Oru Kayak, Inc. (“Oru”), International Surf Ventures, Inc. (“ISLE”), Chubbies, Inc. (“Chubbies”), Sconberg, LLC (“TerraFlame”) and IcyBreeze Cooling, LLC (“IcyBreeze”). Solo Stove offers portable, low-smoke fire pits, grills, and camping stoves for backyard and outdoor use in different sizes, fire pit bundles, gear kits, stoves, cookware, dinnerware, and a variety of clothing and accessories. Oru offers a flagship line of lightweight, foldable kayaks. ISLE produces high-quality stand-up paddle boards with colorful designs that are engineered to accommodate every skill level, style, and interest. Chubbies is a fun-loving, premium apparel brand that offers well-fitted comfortable clothing with unique style. TerraFlame provides customers the ability to bring the fire inside with a indoor fire pit. IcyBreeze offers the next level of outdoor comfort with portable air conditioners for use when weather conditions do not favor a fire. Solo Brands distributes its products through individual brand websites and other partners across North America, Europe and Australia.

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

Basis of Presentation
The consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”). The consolidated financial statements include those of our wholly-owned and majority-owned subsidiaries and the entity consolidated under the variable interest entity model. Intercompany balances and transactions are eliminated in consolidation. Certain prior period amounts have been conformed to the current period’s presentation.

NOTE 2 – Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all wholly-owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. For our consolidated non-wholly owned subsidiaries, a noncontrolling interest is recognized to reflect the portion of income and equity that is not attributable to the Company.

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

For the year ended December 31, 2023, Dick’s Sporting Goods and Costco accounted for 24.2% and 19.0%, respectively, of the Company’s total outstanding accounts receivable. For the year ended December 31, 2022, Costco accounted for 42.5% of the Company’s total outstanding accounts receivable. There are no other significant concentrations of receivables that represent a significant credit risk.

For the years ended December 31, 2023, 2022, and 2021, no single customer accounted for more than 10% of total net sales.

The Company is exposed to risk due to the concentration of business activity with certain third-party manufacturers of our products. The majority of the camp stoves and fire pits are currently made in China by two manufacturers, with additional manufacturing and available capacity between two separate manufacturers in China. Further, limited manufacturing occurs in India and Vietnam. The kayaks were made by one manufacturer in Mexico and the kayak accessories are made between a variety of manufacturers in China and Vietnam. The majority of the stand up paddle boards and paddle board accessories are currently made in China between a number of manufacturers, with an additional manufacturer in Vietnam. The majority of the casual wear, sportwear, swimwear, outerwear, loungewear, and other accessories are currently made in Vietnam between a variety of manufacturers, with additional manufacturers in India, China, and the United States. The indoor fire and decor products acquired in 2023 are made by one manufacturer in Mexico. The portable air conditioning coolers are assembled in-house with components made in China by two manufacturers, Cambodia by one manufacturer and in the United States by three manufacturers.

Segment Information

The Company’s CEO, as the chief operating decision-maker, organizes the Company, manages resource allocations, and measures performance on the basis of one operating segment. We report the Company’s operations as a single reportable segment and manage the business as a single-brand outdoor consumer products business. This is supported by the operational structure of the Company, which includes marketing, distribution, information technology, accounting and finance, human resources, payroll and legal functions focused on the entire product suite rather than individual product categories. The chief operating decision maker does not regularly review financial information for individual product categories, sales channels, or geographic regions that would allow decisions to be made about the allocation of resources or performance.

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

Cash and Cash Equivalents

The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist principally of bank deposits and overnight sweep accounts. The Company continually monitors its position with, and the credit quality of, the financial institutions with which it invests. The Company has maintained bank balances in excess of federally insured limits. We have not historically experienced any losses in such accounts.

Accounts Receivable, net

Accounts receivable, net consist of amounts due to the Company from retailers and direct-to-corporate customers, as well as receivables from the credit card and payment application services used by the Company. Accounts receivable, net are recorded at invoiced amounts, less contractual allowances for trade terms, sales incentive programs, and discounts. The Company maintains an allowance for expected credit losses, which is determined based on a review of specific customer accounts where the collection is doubtful, as well as an assessment of the collectability of receivable of customer groups that share similar risk characteristics. This assessment is based on historical and anticipated trends, existing and forecasted economic conditions and other factors. All accounts are subject to an ongoing review of ultimate collectability. Receivables are written off against the allowance when it is probable the amounts will not be recovered.

Bad debt expense is recorded to selling, general, & administrative expenses on the consolidated statements of operations and comprehensive income (loss). Bad debt expense for the years ended December 31, 2023, 2022, and 2021 was $0.3 million, $1.3 million, and $0.3 million, respectively.

Inventory

Inventories, consisting primarily of finished goods are recorded at the lower of cost or net realizable value. Cost is determined using an average costing method, calculated using the weighted average method. Our inventory balances include all costs incurred to deliver inventory to our distribution facilities, such as inbound freight, import duties and tariffs. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We make ongoing estimates relating to the net realizable value of inventories based upon our assumptions about future demand and market conditions. Obsolete or slow-moving inventory is written down to estimated net realizable value. Acquired inventory is fair valued using a mix of cost, comparative sales and market approaches.

Inventory obsolescence expense is recorded to cost of goods sold on the consolidated statements of operations and comprehensive income (loss) and was 2.0 million and nominal for the years ended December 31, 2023, 2022 and 2021 respectively

Property and Equipment, net

Property and equipment acquired through acquisitions (as described in Note 4, Acquisitions) are recorded at estimated fair value as of that date using a mix of cost, comparative sales and market approaches. Property and equipment acquired subsequent to acquisitions are recorded at cost, net of accumulated depreciation. Costs of maintenance and repairs are charged to expense when incurred. When property and equipment are sold or disposed of, the cost and related accumulated depreciation is written off, and a gain or loss, if applicable, is recorded. The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Property and equipment are depreciated on a straight-line method over their estimated useful lives. The useful lives for property and equipment are as follows:

Useful Life
Computers, software, and other equipment	3 Years
Machinery	5 - 10 Years
Leasehold improvements	Shorter of lease term or 10 Years
Furniture and fixtures	5 Years
Buildings	29 - 40 Years

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

Intangible Assets, net

Intangible assets are comprised of brands, trademarks, developed technology, customer relationships, patents and proprietary software and are recorded at their estimated fair values at the date of acquisition. Acquired definite-lived intangible assets are valued using an excess earnings method for customer related intangibles and a relief from royalty method for tradenames and patents, and intangibles subject to amortization are amortized using the straight-line method over the estimated useful lives of the assets.

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

The useful lives for intangible assets subject to amortization are as follows:

Useful Life
Brand	10-15 Years
Trademarks	5-15 Years
Customer relationships	6-15 Years
Developed technology	6 Years
Patents	8-10 Years
Proprietary software	3 Years

Debt Issuance Costs

Debt issuance costs incurred by the Company in connection with obtaining debt are recorded on the balance sheet as a direct deduction from the carrying value of the associated debt liability. The costs are amortized on a straight-line basis over the term of the related debt and reported as a component of interest expense, net.

Leases

The Company leases space for warehouses, stores and corporate space under operating leases expiring at various times through 2029. The Company also leases warehouse picking robots under financing leases. The Company accounts for leases in accordance with Accounting Standards Codification (“ASC”) No. 842, Leases. The Company determines if an arrangement is a lease at inception of a contract if the terms state the Company has the right to direct the use of, and obtain substantially all the economic benefits from, a specific asset identified in the contract.

Right-Of-Use Asset (“ROU”)

The ROU assets represent the Company's right to use the underlying assets for the lease term, and the lease liabilities represent the obligation to make lease payments arising from the leases. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments to be made over the lease term. The Company records its operating ROU assets in operating lease right-of-use assets, its current operating lease liabilities in accrued expenses and other current liabilities and its non-current operating lease liabilities in operating lease liabilities. The Company records its finance ROU assets in other non-current assets, its current finance lease liabilities in accrued expenses and other current liabilities and its non-current finance lease liabilities in other non-current liabilities.

Operating lease ROU assets are amortized on a straight-line basis and included within selling, general and administrative expense, along with the lease expense for the lease liability. Finance lease ROU assets are amortized on a straight-line basis over the lease term and included in depreciation and amortization expenses, while interest expense on the finance lease liability is included in interest expense, net.

Certain of the Company's lease agreements contain options to extend the lease. The Company evaluates these options on a lease-by-lease basis, and if the Company determines it is reasonably certain to be exercised, the lease term includes the extension. The Company uses its incremental borrowing rate at lease commencement to determine the present value of lease payments, and lease expense for operating leases is recognized on a straight-line basis over the lease term. The incremental borrowing rate is the rate of interest the Company could borrow on a collateralized basis over a similar term with similar payments. The Company does not record leases with an initial term of twelve months or less (“short-term leases”).

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

Variable Interest Entities

The Company evaluates its ownership, contractual and other interests in entities to determine if it has a variable interest in an entity and if it is the primary beneficiary. These evaluations are complex and involve judgment and the use of estimates and assumptions based on available historical and prospective information, among other factors. If the Company determines that entities for which the Company holds a contractual or ownership interest in are variable interest entities ("VIE") and that the Company is the primary beneficiary, the Company consolidates such entities in the consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (1) has the power to make decisions that most significantly affect the economic performance of the VIE and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Periodically, the Company determines whether any changes in the interest or relationship with the entity impacts the determination of whether the Company is still the primary beneficiary. If the Company is not deemed to be the primary beneficiary in a VIE, the Company accounts for the investment or other variable interests in a VIE in accordance with applicable GAAP.

Revenue Recognition

The Company primarily engages in direct-to-consumer transactions, which are comprised of product sales directly from the Company’s website, and business-to-business transactions, or wholesale, which are comprised of product sales to retailers, including where possession of the Company’s products is taken and sold by the retailer in-store or online. These revenue transactions comprise a single performance obligation satisfied through the transfer of control of promised goods to the customers, based on the terms of sale. The transfer of control typically occurs at a point in time based on consideration of when the customer has an obligation to pay for the goods, and physical possession of, legal title to, and risk and rewards of ownership has been transferred, and the customer has accepted the goods.

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

There are no significant extended payment terms with our customers. Payment is due at the time of sale on our website for our direct-to-consumer transactions. Business-to-business customers’ payment terms vary depending on creditworthiness and the contract terms with each retailer, but the most common is net 30 or net 60 days.

Revenue is recognized for the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods to a customer. The consideration promised in a contract with a customer includes fixed and variable amounts. The fixed amount of consideration is the stand-alone selling price of the goods sold. Variable considerations, including cash discounts, rebates, and sales incentive programs, are deducted from gross sales in determining net sales at the time revenues are recorded. Variable considerations also include the portion of goods that are expected to be returned and refunded. Any consideration received (or receivable) that the Company expects to refund to the customer is recognized as a refund liability. We determine these estimates based on historical experience and trends. We elected to account for shipping costs as fulfillment activities, and not as separate performance obligations. Net sales include shipping costs charged to the customer with the related shipping expense recognized in selling, general and administrative expenses when the revenue is recognized. Sales taxes collected from customers are excluded from net sales, which are remitted to government authorities.

Sales Rebates, Returns and Allowances

Sales rebates are recorded when the Company initiates sales campaigns within the wholesale network in order to maintain the margin requirements for our wholesale partners. Sales returns are recorded when the customer makes a return of a purchased product or when the customer agrees to keep a purchased product in return for a reduction in the selling price. The allowance for sales returns is established based on historical return rates and the Company’s analysis of macroeconomic conditions. These amounts are included in net sales on the consolidated statements of operations and comprehensive income (loss).

Total sales returns and allowances were $14.7 million, $14.8 million and $11.6 million for the years ended December 31, 2023, 2022 and 2021 respectively.

Total sales rebates were $5.8 million, $1.0 million and a nominal amount for the years ended December 31, 2023, 2022 and 2021 respectively.

Barter Arrangements

Barter transactions with commercial substance are recorded at the estimated fair value of the products exchanged, unless the products and/or services received have a more readily determinable estimated fair value. Revenue associated with barter transactions is recorded upon shipment of the inventory consistent with the Company’s standard shipping terms.

Deferred Revenue

Deferred revenue liabilities are recorded when the customer pays consideration, or the Company has a right to an amount of consideration that is unconditional before the transfer of a good to the customer and thus represents the Company’s obligation to transfer the good to the customer at a future date. The Company’s primary deferred revenue liabilities are from its direct-to-consumer channel and represent payments received in advance from the Company’s customers for its products.

Cost of Goods Sold

Cost of goods sold includes the purchase cost of our products from our third-party manufacturers, inbound freight and duties, costs related to manufacturing of certain of our products, product quality testing and inspection costs. Cost of goods sold also includes depreciation on molds and equipment that we own, allocated overhead and direct and indirect labor for warehouse personnel.

Shipping and Handling Costs

Costs associated with the shipping and handling of customer sales are expensed when the product ships to the customer. These costs are included in selling, general, & administrative expenses on the consolidated statements of operations and comprehensive income (loss).

Advertising Expense

Advertising costs are deferred until the underlying advertisement is shown. These costs are included in selling, general, & administrative expenses on the consolidated statements of operations and comprehensive income (loss).

Advertising expense was $96.9 million, $93.4 million and $74.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Research and development expense was $0.7 million, $1.1 million and $0.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Other Operating Expenses

Other operating expenses consist of costs incurred for the initial public offering, secondary offering completed in May 2023, acquisition-related expenses, business optimization and expansion expenses, management transition costs.

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

Warranty

The Company warrants its products against manufacturing defects and will replace all products sold by an authorized retailer that are deemed defective. The Company does not warranty its products against normal wear or misuse. Historically, warranty claims have been nominal, and the Company does not expect large warranty claims in the future. These costs are included in cost of goods sold on the consolidated statements of operations and comprehensive income (loss).

Warranty expense was $0.7 million for the year ended December 31, 2023 and nominal for the years ended December 31, 2022 and 2021 respectively.

Net Income (Loss) Per Class A Common Stock

In the periods following the IPO, basic net income (loss) per Class A common stock is computed by dividing net income (loss) by the weighted average number of shares of Class A common stock outstanding during the period. Diluted net income (loss) per Class A common stock assumes conversion of potentially dilutive securities such as stock options, restricted stock units, and performance stock units.

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

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU includes changes to the accounting and measurement of financial assets, including the Company’s accounts receivable, by requiring the Company to recognize an allowance for all expected losses over the life of the financial asset at origination. Prior to adoption of this ASU, an allowance was not recognized until the losses were considered probable. In November 2019, the FASB issued ASU 2019-10, deferring the effective date of ASU 2016-13 to annual periods beginning after December 15, 2022. The Company adopted this standard on January 1, 2023 using the modified retrospective transition approach to the beginning of the year of adoption. Based on the evaluation of potential financial statement impacts performed by management, the Company did not record an adjustment to opening retained earnings. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements. Additionally, the Company modified its accounting policy to conform with the requirements of the adoption of this standard.

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

Recently Issued Accounting Pronouncements - Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires that an acquirer recognize and measure contract assets and liabilities acquired in a business combination in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance is effective for annual periods beginning after December 15, 2023, including interim periods therein, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU amended the existing segment reporting requirements by requiring disclosure of the significant segment expenses based on how management internally views segment information and by allowing the disclosure of more than one measure of segment profit or loss, as well as by expanding the interim period segment requirements. The ASU also requires single-reportable segment entities to report the disclosures required under Topic 280. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15,

2024. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements, but will require certain additional disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, that requires presentation of specific categories of reconciling items, as well as reconciling items that meet a quantitative threshold, in the reconciliation between the income tax provision and the income tax provision using statutory tax rates. The ASU also requires disclosure of income taxes paid disaggregated by jurisdiction with separate disclosure of income taxes paid to individual jurisdictions that meet a quantitative threshold. The amendments in this accounting standard are effective for fiscal years beginning after December 15, 2024, on a prospective basis. Early adoption and retrospective application are permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements, but will require certain additional disclosures.

NOTE 3 – Revenue

The following table disaggregates our net sales by channel:

	Year Ended December 31,
	2023	2022	2021
Net sales by channel
Direct-to-consumer	$358,052	$423,412	$355,658
Wholesale	136,724	94,215	48,059
Total net sales	$494,776	$517,627	$403,717

NOTE 4 – Acquisitions

The following transactions were accounted for under the acquisition method of accounting for business combinations as governed by ASC 805, Business Combinations.

2023 Acquisitions

TerraFlame

On May 1, 2023, Solo Brands, LLC, a wholly-owned subsidiary of Holdings, entered into an Equity Purchase Agreement to acquire 100% of the voting equity interests in TerraFlame, that constitute a business for purposes of Accounting Standards Codification (“ASC”) 805, Business Combinations, for total purchase consideration of $13.2 million, of which $5.5 million was cash paid at closing. The Company acquired TerraFlame to increase its brand and market share in the overall outdoor activities industry and penetrate the indoor fire and decor industry, as TerraFlame manufactures, markets, and sells fire features for both outdoor and indoor use.

The excess enterprise value of TerraFlame over the estimated fair value of assets and liabilities assumed was recorded as goodwill. Goodwill was recorded to reflect the excess purchase consideration over net assets acquired, which represents the value that is expected to be achieved from expanding the Company’s product offerings and other synergies related to the acquisition of TerraFlame. The primary factor that contributed to the recognition of goodwill was the expected future revenue growth of TerraFlame. As of December 31, 2023, the purchase price accounting has been finalized.

The following table summarizes the fair values of the assets acquired and liabilities assumed by the Company at the acquisition date:

Cash consideration to the seller	$5,456
Fair value of the earnout liability	2,617
Fair value of the post-closing payment liability	5,125
Total Purchase Consideration	$13,198

Cash	$286
Accounts receivable	421
Inventory	1,413
Property and equipment	4,510
Prepaid expenses and other assets	5
Intangible assets	5,600
Accounts payable and accrued liabilities	(913)
Deferred revenue	(33)
Total identifiable net assets	11,289
Goodwill	1,909
Total	$13,198

Subsequent to the acquisition date and as required by ASC 805, the contingent consideration recorded as part of the acquisition was remeasured as of December 31, 2023. As a result of this remeasurement, the earnout contingent consideration was reduced by $2.6 million and the post-closing payment contingent consideration was increased by $0.7 million. The impacts of the remeasurement were recorded in selling, general and administrative expenses within the consolidated statements of operations and comprehensive income (loss) as of December 31, 2023.

Transaction related expenses incurred to date as a result of the acquisition of TerraFlame amounted to $0.5 million and are recorded in other operating expenses within the consolidated statements of operations and comprehensive income (loss).

Net sales of TerraFlame included in the Company’s consolidated statements of operations and comprehensive income (loss) since the acquisition date for the years ended December 31, 2023 was $4.5 million and net income for the same period was $1.7 million.
IcyBreeze

On July 1, 2023, Solo Brands, LLC, a wholly-owned subsidiary of Holdings, entered into an Equity Purchase Agreement to acquire 100% of the voting equity interests in IcyBreeze, which constitutes a business for purposes of ASC 805, for total purchase consideration of $52.1 million. Cash paid at closing was $29.4 million, net of $7.8 million in cash acquired. The Company acquired IcyBreeze to pair a seasonally complimentary in-demand product in the outdoor activities industry to its current product portfolio, as IcyBreeze manufactures, markets, and sells portable air-conditioning products.

The excess enterprise value of IcyBreeze over the estimated fair value of assets and liabilities assumed was recorded as goodwill. Goodwill was recorded to reflect the excess purchase consideration over net assets acquired, which represents the value that is expected to be achieved from expanding the Company’s product offerings and other synergies related to the acquisition of IcyBreeze. The primary factor that contributed to the recognition of goodwill was the expected future revenue growth of IcyBreeze. As of December 31, 2023, the purchase price accounting has been finalized.

The following table summarizes the fair values of the assets acquired and liabilities assumed by the Company at the acquisition date:

Cash consideration to the seller	$37,180
Fair value of the earnout liability	14,897
Total Purchase Consideration	$52,077

Cash	$7,750
Inventory	5,232
Property and equipment	4,187
Prepaid expenses and other assets	26
Intangible assets	15,900
Accounts payable and accrued liabilities	(711)
Deferred revenue	(159)
Total identifiable net assets	32,225
Goodwill	19,852
Total	$52,077

On July 11, 2023, the parties to the acquisition, Solo Brands, LLC and IcyBreeze, entered into that certain First Amendment to Equity Purchase Agreement, that, among other things, revised the terms of the contingent consideration, resulting in an acceleration of the payment of the contingent consideration to the effective date for aggregate consideration of $15.3 million, of which $9.4 million was paid in cash and the remaining $5.9 million paid in shares of the Company’s Class A common stock. The difference between the fair value of the contingent consideration of $14.9 million and the payment amount of $15.3 million was recorded in selling, general and administrative expenses on the consolidated statements of operations and comprehensive income (loss) as of December 31, 2023.

Transaction related expenses incurred to date as a result of the acquisition of IcyBreeze amounted to $0.4 million and are recorded in other operating expenses within the consolidated statements of operations and comprehensive income (loss).

Net sales of IcyBreeze included in the Company’s consolidated statements of operations and comprehensive income (loss) since the acquisition date for the years ended December 31, 2023 was $7.6 million and net loss for the same period was $2.8 million.

2021 Acquisitions

Oru

On May 3, 2021, Solo Brands, LLC, a wholly-owned subsidiary of Holdings, acquired 60% of the voting equity interests in Oru for total cash consideration of $25.4 million. Additionally, the Company had the option to purchase the remaining 40% upon a liquidity event, which it did on September 8, 2021 in exchange for 9.3 million Class B Units of Holdings. The exercise price of the option was equal to Oru’s last twelve months adjusted EBITDA times a predetermined multiple. The Company acquired Oru to increase its brand and market share in the overall outdoor activities industry, as Oru manufactures, markets, and sells kayak boats and kayak accessories.

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

Net sales of Oru included in the Company’s consolidated statements of operations and comprehensive income (loss) since the acquisition date for the years ended December 31, 2023, 2022 and 2021 was $22.7 million, $28.2 million and $19.9 million, respectively. Net loss for the 2023 period was $30.6 million and net income for the 2022 and 2021 periods was $2.8 million and $2.8 million, respectively.

ISLE

On August 2, 2021, Solo Brands, LLC, a wholly-owned subsidiary of Holdings, acquired 100% of the voting equity interests in ISLE for total consideration of cash paid of $24.8 million and Class B units of $16.5 million. The Company acquired ISLE to increase its brand and market share in the overall outdoor activities industry, as ISLE manufactures, markets, and sells stand up paddle boards and paddle board accessories.

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

Net sales of ISLE included in the Company’s consolidated statements of operations and comprehensive income (loss) since the acquisition date for the years ended December 31, 2023, 2022 and 2021 was $15.5 million, $17.8 million and $5.4 million, respectively, and net loss for the same periods was $4.6 million, $33.8 million and $7.1 million, respectively.

Chubbies

On September 1, 2021, Solo Brands, LLC, a wholly-owned subsidiary of Holdings, acquired 100% of the voting equity interests in Chubbies for total consideration of cash paid of $100.4 million and Class B units of $29.1 million. The Company acquired Chubbies to increase its brand and market share in the overall outdoor activities industry, as Chubbies sells casual wear, sportwear, swimwear, outerwear, loungewear, and other accessories.

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

Net sales of Chubbies included in the Company’s consolidated statements of operations and comprehensive income (loss) since the acquisition date for the years ended December 31, 2023, 2022 and 2021 was $101.6 million, $89.3 million and $16.4 million, respectively. Net income for the 2023 period was $9.1 million and net loss for the 2022 and 2021 periods was $0.1 million and $8.1 million, respectively.

The table below summarizes the aggregate amount of net sales and net income (loss) attributable to Solo Brands, Inc. for the 2021 and 2023 acquisitions for the years ended December 31, 2023, 2022 and 2021. The amounts for the year ended December 31, 2021 are unaudited pro-forma amounts reflecting the amounts of net sales and net loss as if the significant acquisitions had occurred as of January 1, 2021.

	Year Ended December 31,
	2023	2022	2021
	(Actuals)	(Actuals)	(Pro-Forma) (Unaudited)
Net sales
Acquisitions	$151,991	$135,256	$121,273

Net income (loss) attributable to Solo Brands, Inc.
Acquisitions	$(16,101)	$(20,488)	$(20,349)

Pro-forma net sales, if combined with the net sales of Solo Brands, Inc., for the year ended December 31, 2021 would have been $483.3 million and pro-forma net income, if combined with the net income of Solo Brands, Inc., would have been $48.5 million.

NOTE 5 – Inventory

Inventory consisted of the following:

	December 31, 2023	December 31, 2022
Finished products on hand	$83,755	$112,126
Finished products in transit	21,488	16,589
Raw materials	6,370	4,275
Inventory	$111,613	$132,990

NOTE 6 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31, 2023	December 31, 2022
Non-trade receivables	$8,128	$1,110
Inventory	4,961	2,882
Tax receivable	2,619	2,825
Insurance	1,996	2,288
Other	4,189	3,534
Prepaid expenses and other current assets	$21,893	$12,639

NOTE 7 – Property and Equipment, net

Property and equipment, net consisted of the following:

	December 31, 2023	December 31, 2022
Machinery	$14,371	$7,736
Leasehold improvements	9,596	7,920
Buildings	5,345	—
Furniture and fixtures	1,548	769
Software and website development	1,500	954
Computer and other equipment	1,354	895
Land	1,090	—
Construction in progress	836	1,158
Property and equipment, gross	35,640	19,432
Accumulated depreciation and amortization	(9,481)	(4,266)
Property and equipment, net	$26,159	$15,166

Depreciation expense was $4.1 million, $3.3 million and $0.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Depreciation related to the tooling used to manufacture fire pits is included within cost of goods sold, rather than in depreciation and amortization expense, both of which are included in the consolidated statements of operations and comprehensive income (loss). Depreciation for the tooling was $0.8 million for the year ended December 31, 2023 and nominal for the years ended December 31, 2022 and 2021.

The Company capitalized $0.6 million, $0.5 million and $0.4 million in software and website development costs during the years ended December 31, 2023, 2022, and 2021, respectively. Capitalized software and website development costs are included in property and equipment, net on the consolidated balance sheets. Amortization of capitalized software and website development casts was $0.4 million, $0.3 million and $0.1 million for the years ended December 31, 2023, 2022, and 2021, respectively, and included in depreciation and amortization expenses on the consolidated statements of operations and comprehensive income (loss).

NOTE 8 – Intangible Assets, net

Intangible assets, net consisted of the following:

	December 31, 2023	December 31, 2022
Gross carrying value
Brand	$205,614	$196,114
Trademarks	26,714	33,566
Customer relationships	31,128	28,605
Developed technology	—	17,871
Patents	12,761	2,883
Intangible assets, gross	276,217	279,039

Accumulated amortization and impairments
Brand	(42,608)	(29,146)
Trademarks(1)	(4,171)	(5,957)
Customer relationships	(7,084)	(4,542)
Developed technology	—	(4,255)
Patents	(1,344)	(507)
Accumulated amortization, gross	(55,207)	(44,407)
Intangible assets, net	$221,010	$234,632
(1) Includes impairment of trademark discussed below.

In the second quarter of 2022, as a result of the Company’s identification of triggering events to perform an interim quantitative goodwill impairment test (see Note 9, Goodwill for additional information), the Company first considered the extent to which the adverse events and circumstances identified could affect the reporting units’ carrying amounts. The Company observed weakened paddleboard sales resulting in a lower near-term forecast of future operating results, which constituted a triggering event for one of the Company’s held and used long-lived asset groups primarily consisting of a trademark intangible asset. The Company reviewed the undiscounted future cash flows for the identified long-lived asset group, and the results of the analysis indicated the carrying amount for the long-lived asset group was not expected to be recovered. The Company estimated the fair value of the trademark intangible using the relief-from-royalty method under the income approach, based on the following significant assumptions: management’s estimates of future net sales for the long-lived asset group, the royalty rate and the weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the long-lived asset group. The fair value was then compared to the carrying value of the long-lived asset group, and the Company recorded a $2.7 million impairment charge to the trademark intangible asset at June 30, 2022. This impairment charge was recorded to impairment charges on the consolidated statements of operations and comprehensive income (loss). As a result of this impairment charge, the Company also reassessed the useful life of this trademark and revised it from fifteen years to five years. This change does not have a material impact to amortization expense in any future year.

In the fourth quarter of 2023, as a result of the Company’s identification of triggering events to perform an interim quantitative goodwill impairment test (see Note 9, Goodwill for more information), the Company first considered the extent to which the adverse events and circumstances identified could affect the reporting units’ carrying amounts. The Company observed the following triggering events for the Company’s held and used long-lived asset groups:

•A significant decline in performance of the Solo Stove and ISLE reporting units in comparison to previous forecasts for the fourth quarter of 2023;
•Changes in management, with the departure of the CFO in the fourth quarter of 2023 and release and replacement of the CEO after year end December 31, 2023, however, in relative proximity to the fourth quarter of 2023,This change in management resulted in a shift of investment within each of our brands, inclusive of a reduction in investment for Oru; and
•A significant decline in share price of the Company’s Class A common stock in relative proximity to the fourth quarter of 2023.

As a result of the identified triggering events, the Company reviewed the undiscounted future cash flows for the identified long-lived asset groups, and the results of the analysis indicated the carrying amounts for the long-lived asset groups of Oru and ISLE were not expected to be recovered. The Company estimated the fair value of the asset group of both Oru and ISLE and determined that other than the intangible asset(s), the remaining assets were materially stated and not subject to impairment. The fair value of both the Oru and ISLE reporting units were then compared to the carrying value of the long-lived asset group at each reporting unit, resulting in nominal value assigned to the existing intangible asset(s). The Company recorded an aggregate $13.4 million impairment charge to the intangible assets of Oru and a $0.8 million impairment charge to the Trademark intangible asset of ISLE as of December 31, 2023. These impairment charges were recorded to impairment charges on the consolidated statements of operations and comprehensive income (loss). As a result of this impairment charge, the Company also reassessed the useful life of the intangible assets of Oru and ISLE. As of December 31, 2023, there was no further value attributed to the intangible assets of Oru or ISLE, resulting in the useful lives of the intangible assets for both reporting units being fully depleted. This change does not have a material impact to amortization expense in any future year.

Amortization expense was $22.0 million, $21.0 million and $17.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Estimated amortization expense for the next five years was as follows:

Years ending December 31,	Amount
2024	$19,700
2025	19,700
2026	19,700
2027	19,700
2028	19,700
Thereafter	122,510
Total future amortization expense	$221,010

NOTE 9 – Goodwill

The carrying value of goodwill was as follows:

Balance, December 31, 2021	$410,559
Impairment losses	(27,901)
Balance, December 31, 2022	382,658
Acquisitions	21,761
Impairment losses	(234,771)
Balance, December 31, 2023	$169,648

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

In the third quarter of 2023, the Company identified a triggering event indicating the fair value of one or more of the Company’s reporting units more likely than not did not exceed their carrying values. The triggering event was an adverse change in the plan for each brand approved by the board of directors, resulting in a lower near-term forecast of future operating results. As a result, the Company performed an interim quantitative goodwill impairment test for all of its reporting units and determined that the fair value exceeded the carrying value for each reporting unit. As such, the interim quantitative test did not result in a goodwill impairment for the Company’s reporting units. Per the accounting policy in Note 2, Significant Accounting Policies, the Company completed its annual goodwill impairment test as of October 1, 2023. Due to the proximity of the quantitative analysis performed as of the third quarter of 2023, we performed a qualitative analysis of our goodwill and determined that there were no indicators of impairment. This assessment was made based on relevant information, including applicable facts and circumstances, known as of the goodwill impairment assessment date. As a result of the non-persistent nature of the triggering events and the lack of impairment indicators identified through the qualitative assessment performed, as of October 1, 2023, we determined it was more likely than not that the fair value of our reporting units exceeded their carrying values and, as such, we did not record goodwill impairment for our reporting units.

In the fourth quarter of 2023, subsequent to the Company’s annual goodwill impairment analysis, the Company identified goodwill impairment indicators indicating the fair value of one or more of our reporting units more likely than not did not exceed their carrying values. The goodwill impairment indicators observed were as follows:

•A significant decline in performance of the Solo Stove and ISLE reporting units in comparison to previous forecasts for the fourth quarter of 2023;
•Changes in management, with the departure of the CFO in the fourth quarter of 2023 and release and replacement of the CEO after year end December 31, 2023, however, in relative proximity to the fourth quarter of 2023,This change in management resulted in a shift of investment within each of our brands, inclusive of a reduction in investment for Oru; and
•A significant decline in share price of the Company’s Class A common stock after year end December 31, 2023, however, in relative proximity to the fourth quarter of 2023.

As a result of the goodwill impairment indicators noted above, the Company determined it appropriate to perform an interim quantitative goodwill impairment test for all of its reporting units as of December 31, 2023.

For the quantitative goodwill impairment analysis performed as of December 31, 2023, the Company estimated the fair value of the reporting units using a weighting of fair values derived from the income and market approaches, where comparable market data was available. Under the income approach, the Company determined the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections were based on management’s estimates of revenue growth rates and operating margins, EBITDA margins, consideration of industry and market conditions, terminal growth rates and management’s estimates of working capital requirements. The discount rate for each reporting unit was based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of each reporting unit and its estimated cash flows, which ranged from 16.0% to 19.9%. Under the market approach, the Company utilized a combination of methods, including estimates of fair value based on: (1) market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit and (2) pricing multiples derived from recent merger and acquisition transactions of comparable publicly-traded companies.

As a result of the quantitative goodwill impairment test performed as of December 31, 2023, the Company determined that the carrying amounts of the Solo Stove, Oru and ISLE reporting units exceeded their fair values and goodwill impairment charges were recognized at each. The remaining reporting units were determined to have fair values exceeding their book values by more than 10%. The following table presents the goodwill impairment charges and remaining goodwill by reporting unit:

Reporting Unit	Impairment Charge ($)	Remaining Goodwill ($)
Solo Stove	214,327	76,677
Oru	18,781	—
ISLE	1,663	—

The impairment was driven by the significant decline in performance of the Solo Stove, Oru and ISLE reporting units in comparison to previous forecasts primarily due to lower net sales resulting from new product launches that were not as successful as those in the prior year, coupled with less effective marketing campaigns, as well as the decline in market capitalization driven by the decline in share price. The impairment charges were recorded to impairment charges on the consolidated statements of operations and comprehensive income (loss).

The fair value determination of the Company’s reporting units and goodwill is judgmental in nature and require the use of estimates and assumptions that are sensitive to changes. Assumptions include estimation of the estimation of future revenue and projected margins, which are dependent on internal cash flow forecasts, estimation of the terminal growth rates and capital spending, and determination of discount rates. Some of the inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, market EBITDA comparables and credit ratings. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of the reporting units, it is possible a material change could occur. As a result, there can be no assurance that the estimates and assumptions made for purposes of the quantitative goodwill and indefinite-lived intangible impairment tests will prove to be an accurate prediction of future results.

NOTE 10 – Accrued Expenses and Other Current Liabilities

Significant accrued expenses and other current liabilities were as follows:

	December 31, 2023	December 31, 2022
Inventory	$14,780	$7,543
Leases	7,575	6,889
Payroll	6,451	6,999
Marketing	5,936	451
Non-income taxes	5,374	6,163
Shipping costs	3,747	3,607
Allowance for sales returns	3,316	3,937
Allowance for sales rebates	3,074	—
Income taxes	2,782	5,490
Other	2,120	2,298
Accrued expenses and other current liabilities	$55,155	$43,377

NOTE 11 – Long-Term Debt

Long-term debt consisted of the following:

	Weighted-Average Interest Rate at December 31, 2023	December 31, 2023	December 31, 2022
Term loan	6.49%	$91,250	$96,250
Revolving credit facility	6.59%	60,000	20,000
Unamortized debt issuance costs		(2,007)	(2,867)
Total debt, net of debt issuance costs		149,243	113,383
Less current portion of long-term debt		6,250	5,000
Long-term debt, net		$142,993	$108,383

Long-term debt, net approximates fair value and is valued using Level 2 inputs within the fair value hierarchy, as defined in Note 2, Significant Accounting Policies, in this Annual Report. See Note 17, Fair Value Measurements of this Annual Report for more information regarding the fair value considerations for long-term debt, net.

Interest expense related to long-term debt was $11.0 million, $6.3 million and $10.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Revolving Credit Facility and Term Loan

On May 12, 2021, the Company entered into a credit agreement with a bank (the “Revolving Credit Facility”). Under the terms of this agreement, the Company may borrow up to $200 million under a revolving credit facility. On June 2, 2021, and on September 1, 2021, the Company entered into amendments to the Revolving Credit Facility, which resulted in an increase in the maximum amount available under the Revolving Credit Facility to $350 million. Under the terms of the Revolving Credit Facility, the Company has access to certain swing line loans and up to $20.0 million in letters of credit, with $0.6 million of letters of credit issued and outstanding as of December 31, 2023. The Revolving Credit Facility matures on May 12, 2026 and bears interest at a rate equal to the base rate as defined in the agreement plus an applicable margin, which as of December 31, 2023, was based on SOFR. Interest is due, at a minimum, on a quarterly basis, with principal not due until maturity under the Revolving Credit Facility. During the year ended December 31, 2023 the Company made draws of $70.0 million and payments of $30.0 million under the Revolving Credit Facility. Availability for future draws on the Revolving Credit Facility was $289.4 million and $329.4 million as of December 31, 2023 and 2022, respectively.

In addition to the above, the amendment on September 1, 2021 included a provision for the Company to borrow up to $100.0 million under a term loan (the “Term Loan”). The proceeds from the Term Loan were used to fund the Chubbies acquisition (see Note 4 for information on the acquisition). The Term Loan matures on September 1, 2026 and bears interest at a rate equal to a base rate defined in the agreement plus an applicable margin, which as of December 31, 2023 was based on SOFR. The Company was required to make quarterly principal payments on the Term Loan beginning on December 31, 2021. The Company was in compliance with all covenants under all credit arrangements as of December 31, 2023.

As of December 31, 2023, the future maturities of principal amounts of our total debt obligations, excluding lease obligations (see Note 13 for future maturities of lease obligations), for the next five years and in total, consists of the following:

Years Ending December 31,	Amount
2024	$6,250
2025	10,625
2026	134,375
Total	$151,250

NOTE 12 – Other Non-Current Liabilities

Significant other non-current liabilities were as follows:

	December 31, 2023	December 31, 2022
Contingent consideration	$5,794	$—
Accrued advertising	5,420	—
FIN 48 liability	1,309	—
Finance lease liability	1,011	—
Other	—	205
Other non-current liabilities	$13,534	$205

NOTE 13 – Leases

The following table presents the components of the total leased assets and lease liabilities and their classification in the Company's consolidated balance sheets:

	Classification in Consolidated Balance Sheets	December 31, 2023	December 31, 2022
Right-of-use assets, net
Operating leases	Operating lease right-of-use assets	$30,788	$34,259
Finance leases	Other non-current assets	1,689	—
Total right-of-use assets, net		$32,477	$34,259

Current lease liabilities
Operating leases	Accrued expenses and other current liabilities	$7,276	$6,889
Finance leases	Accrued expenses and other current liabilities	299	—
Long-term lease liabilities
Operating leases	Operating lease liabilities	24,648	29,133
Finance leases	Other non-current liabilities	1,011	—
Total lease liabilities		$33,234	$36,022

The components of lease expense were as follows:

	Year Ended December 31,
	2023	2022
Operating lease right-of-use expense	$8,373	$6,890
Finance lease expense:
Amortization of assets	126	—
Interest on lease liabilities	36	—
Total finance lease expense	162	—
Variable and short-term lease expense	2,412	1,446
Sublease income	(927)	(212)
Total lease expense	$10,021	$8,124

The weighted average remaining lease term and discount rate are presented in the following table:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term (years)
Operating leases	4.26	5.05
Finance leases	4.43	—
Weighted average discount rate
Operating leases	3.08%	2.66%
Finance leases	6.15%	—%

Cash flow and other information related to leases is included in the following table:

	Year Ended December 31,
	2023	2022
Cash outflows for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$8,322	$5,676
Financing cash outflows from finance leases	379	—
Lease right of use assets obtained in exchange for lease obligations
Operating leases	3,316	14,797
Finance leases	1,815	—

Future maturities of lease liabilities at December 31, 2023 are presented in the following table:

Years Ending December 31,	Operating Leases	Finance Leases
2024	$8,787	$379
2025	8,705	379
2026	7,299	379
2027	5,392	379
2028	3,438	—
Thereafter	1,316	—
Total lease payments	34,937	1,516
Less: imputed interest	3,013	206
Present value of lease liabilities	$31,924	$1,310

As of December 31, 2023, the Company had entered into lease agreements for an additional six retail store fronts with an estimated aggregate ROU asset of $6.2 million, which have not yet commenced. These leases are expected to commence in 2024 with lease terms of 7 to 10 years.

NOTE 14 – Equity-Based Compensation

Summary of Equity-Based Compensation Expense

The table below summarizes equity-based compensation expense recognized by award type:

	Year Ended December 31,
	2023	2022	2021
Common units	$10,577	$13,616	$6,646
Restricted stock units	4,111	3,626	553
Performance stock units	(529)	628	—
Stock options	558	657	130
Employee stock purchase plan	68	71	—
Total equity-based compensation	$14,785	$18,598	$7,329

The following table summarizes the Company’s total unrecognized equity-based compensation as of December 31, 2023:

Unrecognized Equity-Based Compensation
Common units	$843
Restricted stock units	9,735
Stock options	1,728
Total unrecognized equity-based compensation	$12,306

Excess tax benefits (detriments) related to equity-based compensation were $(0.5) million and $(0.4) million for the years ended December 31, 2023 and 2022, with no corresponding amount in 2021.

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

In connection with the IPO, 0.9 million of the 2.3 million performance-based common units vested with the remaining 1.4 million unvested performance-based common units being canceled. Associated with these vested units, the Company recognized $3.3 million of stock compensation expense during the fourth quarter of fiscal year 2022.

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

The grant date fair value of each incentive unit incorporates a range of assumptions for inputs as follows:

2020
Expected term (years)	4.0
Expected stock price volatility	36.0%
Risk-free interest rate	0.3%
Expected dividend yield	—
DLOM estimate	16.0%
Weighted average fair value at grant date	$0.25

A summary of the common units is as follows for the periods indicated (in thousands, except per share data):

	Outstanding Common Units	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested, December 31, 2021	2,238	$13.91	2.11	$31,124
Granted	—	—		—
Forfeited/canceled	(66)	15.02		(987)
Vested	(979)	14.79		(14,482)
Unvested, December 31, 2022	1,193	$13.12	1.16	$15,655
Granted	—	—		—
Forfeited/canceled	(73)	10.06		(736)
Vested	(890)	14.39		(12,804)
Unvested, December 31, 2023	230	$9.19	1.03	$2,115

Exercisable, December 31, 2023(1)	—	$—		$—
(1) Note there were performance and service-based units that vested by December 31, 2023. However, none of them are exercisable due to the Stockholders Agreement, as described above.

The total fair value of incentive units vested and converted into shares during 2023, 2022 and 2021 was $12.8 million, $14.5 million and $2.3 million, respectively.

Incentive Award Plan

In October 2021, the Board adopted, and the stockholders of the Company approved, the 2021 Incentive Award Plan (“Incentive Award Plan”), which became effective on October 28, 2021. Upon the Incentive Award Plan becoming effective, there were 10,789,561 shares of Class A common stock authorized under the Incentive Award Plan. The shares of Class A common stock authorized under the Incentive Award Plan will increase annually, beginning on January 1, 2023 and continuing through 2031, by the lesser of (i) 5% of the then outstanding common stock, or (ii) a smaller amount as agreed by the Board. As of December 31, 2023, 15,580,013 shares of Class A common stock were authorized under the Incentive Award plan.

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

In limited circumstances, the Company has and will grant RSUs that vest on a shortened timeline than those noted above, at the discretion of the plan administrator.

The following table summarizes the activity related to the Company’s restricted stock units:

	Restricted Stock Units Outstanding
	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2021	661	$19.05
Granted	1,457	2.94
Vested and converted to shares	(151)	19.02
Forfeited/canceled	(184)	17.52
Outstanding, December 31, 2022	1,784	$6.05
Granted	595	4.73
Vested and converted to shares	(539)	8.09
Forfeited/canceled	(478)	6.53
Outstanding, December 31, 2023	1,363	$4.50

The total fair value of RSUs vested and converted into shares during 2023 and 2022 was $4.4 million and $2.9 million, respectively, with no vestings having occurred in 2021.

Performance Stock Units

In October 2022 and subsequent to, the Company has granted performance stock units (“PSUs”) under the Incentive Award Plan. The PSUs are unfunded, unsecured rights to receive, if the Company achieves an internally-derived performance target, shares of our Class A common stock or an amount in cash of equal fair market value of a share on the day immediately preceding the settlement date. The PSUs will vest at the conclusion of a fiscal quarter that begins at any time within a two year period after January 1, 2023, if the Company’s internally-derived performance target is met during a fiscal quarter and subject to the employee’s continued employment with the Company through the applicable vesting date. If the Company’s internally-derived performance target is not achieved within the two year vesting period, December 31, 2023, the PSUs will be automatically forfeit.

In limited circumstances, the Company has and will grant PSUs with differing targets and/or vesting periods than those noted above, at the discretion of the plan administrator.

The following table summarizes the activity related to the Company’s performance stock units:

	Performance Stock Units Outstanding
	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2021	—	$—
Granted	1,296	$3.86
Vested and converted to shares	—	$—
Forfeited/canceled	—	$—
Outstanding, December 31, 2022	1,296	$3.86
Granted	131	5.37
Vested and converted to shares	(18)	5.49
Forfeited/canceled	(312)	3.88
Outstanding, December 31, 2023	1,097	$4.01

As of December 31, 2023, the Company assessed the likelihood of achieving the internally-derived performance target for the PSUs granted in October 2022 and determined that it was not probable to be achieved. As such, the equity-based compensation recognized from the grant date through the date of assessment, or December 31, 2023, was reversed. Additionally, the expense recognized to date for the PSUs related to the October 2022 grant date was de-recognized as of the date of assessment.

The total fair value of PSUs vested and converted into shares during 2023 was $0.1 million, with no vestings having occurred in 2022 or 2021.

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

The following summary sets forth the stock option activity under the Incentive Award Plan (in thousands, except per share data):

	Number of Stock Options	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Unvested, December 31, 2021	340	$8.71	$17.00	9.83	$—
Granted	502	2.72	5.07
Forfeited or expired	(93)	8.71	17.00
Vested and convertible to shares	(62)	8.71	17.00
Unvested, December 31, 2022	687	$4.34	$8.29	4.98	$—
Granted	1	6.16	17.00
Forfeited or expired	(321)	3.96	6.70
Vested and convertible to shares	(159)	3.96	8.99
Unvested, December 31, 2023	208	$5.23	$10.21	4.80	$—

Exercisable, December 31, 2023	221	$5.29	$11.23	—	$62.1
(1) The aggregate intrinsic value is zero because the closing Class A common stock price at the end of the fiscal year is less than the weighted-average exercise price of the options.

The fair value of each option was estimated at the grant date using the Black-Scholes method with the following assumptions:

	Fiscal Year Ended December 31,
	2022	2021
Risk-free interest rate	2.7% - 3.1%	1.6%
Expected term	10	10
Expected volatility	40.5% - 40.7%	37.0%

Employee Stock Purchase Plan

In October 2021, the Board adopted, and the stockholders of the Company approved, the 2021 Employee Stock Purchase Plan (the “ESPP”). The maximum number of shares of common stock which will be authorized for sale under the ESPP is equal to the sum of (a) 1,618,434 shares of Class A common stock and (b) an annual increase on the first day of each fiscal year beginning in 2023 and ending in 2031, equal to the lesser of (i) 0.5% of the shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Board; provided, however, no more than 6,473,736 shares of common stock may be issued under or transferred pursuant to rights granted under Section 423 Component (as defined within the ESPP) of the ESPP (which numbers may be adjusted pursuant to the ESPP).

As of December 31, 2023, 2,097,479 shares of Class A common stock were authorized for sale under the ESPP and awards with respect to 155,944 shares of Class A common stock have been issued under the ESPP.

NOTE 15 – Income Taxes

Provision for Income Taxes

Income (loss) before income taxes was as follows:

	Year Ended December 31,
	2023	2022	2021
Domestic	$(233,707)	$(7,729)	$59,741
Foreign	2,150	1,110	(1,221)
Total income (loss) before income taxes	$(231,557)	$(6,619)	$58,520

The provision (benefit) for income taxes comprises:

	Year Ended December 31,
	2023	2022	2021
Current income tax expense:
Federal	$8,834	$9,223	$4,208
State	1,684	2,008	956
Foreign	297	271	—
Total current income tax expense	$10,815	$11,502	$5,164

Deferred income tax (benefit) expense:
Federal	(45,381)	(9,061)	(2,887)
State	(1,713)	(1,437)	(252)
Foreign	54	(3)	—
Total deferred income tax benefit	(47,040)	(10,501)	(3,139)
Total income tax expense	$(36,225)	$1,001	$2,025

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income (loss) before the provision for income taxes. The sources and tax effects of the differences are as follows:

	Year Ended December 31,
	2023		2022		2021
Income tax (benefit) provision at the federal statutory rate of 21%	21.0%	$(48,627)	21.0%	$(1,390)	21.0%	$12,289
State income tax expense, net of federal benefit	0.9%	(1,993)	(15.4)%	1,022	0.8%	442
Income (loss) attributable to non-controlling interests	(6.8)%	15,672	(11.7)%	775	(19.0)%	(11,117)
Undistributed earnings of subsidiaries	(0.5)%	1,228	(8.8)%	580	—%	—
Equity-based compensation	(0.2)%	496	(6.1)%	403	—%	—
Change in valuation allowance	3.2%	(7,323)	(5.9)%	388	0.5%	315
Foreign tax rate differential	—%	104	(1.0)%	69	(0.1)%	(59)
Impairment	(1.7)%	3,944	—%	—	—%	—
Permanent differences, net	—%	(19)	0.8%	(56)	0.3%	201
Other adjustments	0.5%	(1,195)	1.6%	(103)	(0.1)%	(46)
Change in state tax reserves	(0.2)%	511	—%	—	—%	—
Change in tax rates	(0.4)%	977	10.4%	(687)	—%	—
Total income tax expense	15.6%	$(36,225)	(15.1)%	$1,001	3.4%	$2,025

The Company’s effective income tax rates for the years ended December 31, 2023, 2022 and 2021 were 15.6%, (15.1)% and 3.4%, respectively. The decrease in the amount of income tax expense from the years ended December 31, 2023 and 2022 is primarily due to the current year goodwill and intangible asset impairments, see Note 8, Intangible Assets, net and Note 9, Goodwill for additional information, as well as the current year decrease in the valuation allowance. Additionally, for the year ended December 31, 2023, our effective tax rate was impacted by a decrease in the tax benefit of $3.9 million related to the non-deductible portion of the goodwill impairment charge for Oru.

Deferred Tax Assets and Liabilities

Significant components of the Company's net non-current deferred tax assets and liabilities are as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Investment in partnership	$—	$27,212
Net operating losses	546	590
Other	1,664	1,623
Total deferred tax assets	2,210	29,425
Valuation allowance	(770)	(26,892)
Net deferred tax assets	$1,440	$2,533

Deferred tax liabilities:
Investment in partnership	(9,373)	(70,504)
Intangible assets	(8,895)	(13,787)
Property and equipment	(442)	(406)
Other	(49)	(457)
Total deferred tax liabilities	(18,759)	(85,154)
Net deferred tax liabilities	$(17,319)	$(82,621)

As of December 31, 2023, the Company has $0.3 million federal net operating losses ("NOLs") and has state NOLs of $0.3 million. The state NOLs will begin to expire in 2038. As of December 31, 2023, the Company has no foreign NOLs.

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

As described in Note 1, Organization and Description of Business, in connection with the IPO and Reorganization Transactions, the organizational structure was converted to an umbrella partnership C-Corporation with Solo Brands, Inc. having a controlling equity interest in Holdings. The Company recorded a gross deferred tax liability of $41.3 million as of December 31, 2023 for the difference between the financial reporting basis and tax basis of this investment.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the effect in available carryback and carryforward periods), projected taxable income, and tax-planning strategies in this assessment. In order to fully realize the deferred tax asset, the Company has considered the reversal of its deferred tax liabilities. During the quarter ended September 30, 2023, the Company concluded, based on the weight of all available positive and negative evidence, that all of the partnership deferred tax assets are more likely than not to be realized. As a result, the remaining valuation allowance on the partnership deferred tax assets was released. There has been no change in the valuation allowance assessment related to the partnership deferred tax assets as of December 31, 2023. During the quarter ended December 31, 2023, Oru’s book goodwill and intangible assets were impaired as discussed in Note 8, Intangible Assets, net and Note 9, Goodwill, resulting in a net deferred tax asset for the Oru consolidated group. The Company evaluated and concluded that as of December 31, 2023, there was significant negative evidence related to the realizability of Oru’s deferred tax assets and the Company recorded a valuation allowance of $0.8 million and $26.9 million for the years ended December 31, 2023 and 2022, respectively.

The changes in gross unrecognized tax benefits are as follows:

	2023	2022	2021
Balance, beginning of year	$—	$—	$—
Gross increases related to current year tax positions	511	—	—
Gross increases related to prior year tax positions	798	—	—
Balance, end of year	$1,309	$—	$—

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense (benefit) on the consolidated statements of operations and comprehensive income (loss) and were nominal in any period presented.

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

During the year ended December 31, 2023, there were no redemptions of LLC Interests that would have resulted in an increase in the tax basis of the Company’s investment in Holdings subject to the provisions of the Tax Receivable Agreement. During the year ended December 31, 2023, inclusive of interest, no payments were made to the members of Holdings pursuant to the Tax Receivable Agreement. As of December 31, 2023, there were no payments due under the Tax Receivable Agreement.

NOTE 16 – Commitments and Contingencies

Contingencies

From time to time, the Company is involved in various legal proceedings that arise in the normal course of business. While the Company intends to prosecute and defend any lawsuit vigorously, the Company presently believes that the ultimate outcome of any currently pending legal proceeding will not have any material adverse effect on its financial position, cash flows, or results of operations. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, which could impact the Company’s business and the results of operations for the period in which the ruling occurs or future periods. Based on the information available, the Company evaluates the likelihood of potential outcomes. The Company records the appropriate liability when the amount is deemed probable and reasonably estimable. In addition, the Company does not accrue for estimated legal fees and other directly related costs as they are expensed as incurred. The Company is not currently a party to any pending litigation that it considers material. Therefore, the consolidated balance sheets do not include a liability for any potential obligations as of December 31, 2023 and December 31, 2022.

NOTE 17 – Fair Value Measurements

The Company has established a fair value hierarchy which prioritizes the inputs to the valuation techniques used to measure fair value into three levels. These levels are determined based on the lowest level input that is significant to the fair value measurement. Levels within the hierarchy are defined within Note 2, Significant Accounting Policies.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements
December 31, 2023	Total Fair Value	Level 1	Level 2	Level 3
Financial liabilities:
Long-term debt, net	$142,993	$—	$142,993	$—
Contingent Consideration	5,794	—	—	5,794

		Fair Value Measurements
December 31, 2022	Total Fair Value	Level 1	Level 2	Level 3
Financial liabilities:
Long-term debt, net	$108,383	$—	$108,383	$—

There were no transfers between the valuation hierarchy Levels 1, 2 and 3 for years ended December 31, 2023 and 2022.

Liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

December 31, 2023	Contingent Consideration
Beginning balance	$—
Additions	22,639
Total change in fair value gain (loss) included in earnings	(1,573)
Payments	(15,272)
Ending Balance	$5,794

The contingent consideration as of December 31, 2023 consists of an earnout and post-closing payment, resulting from acquisition activity in 2023 and rely on forecasted results through the expected earnout and post-closing payment periods. The fair value of the earnout is valued using a Monte Carlo simulation and the fair value of the post-closing payment is valued using a threshold and cap (capped call) structure. These contingent considerations represent stand-alone liabilities that are measured at fair value on a recurring basis each reporting date using inputs that are unobservable and significant to the overall fair value measurement and are considered a level 3 estimate. See Note 4, Acquisitions for additional information. The contingent consideration liabilities are recorded in accrued expenses and other current liabilities and other non-current liabilities on the consolidated balance sheets. Changes in fair value of contingent consideration are recorded in selling, general and administrative expenses.

During the second quarter of 2022, the Company recorded impairment charges of $27.9 million and $2.7 million for goodwill and trademark intangible assets, respectively. Indicators of value from income and market approaches, where comparable market data is available, were the basis for the determination of the fair values, which include Level 3 inputs. See Note 8, Intangible Assets, net, and Note 9, Goodwill, for additional discussions of the Company's impairment analyses.

During the fourth quarter of 2023, the Company recorded impairment charges of $234.8 million and $14.2 million for goodwill and intangible assets, respectively. Indicators of value from income and market approaches, where comparable market data is available, were the basis for the determination of the fair values, which include Level 3 inputs. See Note 8, Intangible Assets, net, and Note 9, Goodwill, for additional discussions of the Company's impairment analyses. There were no other nonrecurring fair value measurements during the years ended December 31, 2023 and 2022.

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, contingent consideration and bank indebtedness. The carrying amount of cash, accounts receivable, and accounts payable, approximates fair value due to the short-term maturity of these instruments.

NOTE 18 – Equity

Class A Common Stock

During the year ended December 31, 2023, pursuant to the Stock Purchase Agreements, dated as of May 10, 2023 and July 12, 2023, by the Company and the selling stockholders party thereto, the Company repurchased 5,605,509 and 627,286 shares of its Class A common stock for

$28.0 million and $3.1 million, respectively, which shares were subsequently retired in accordance with resolutions of the Board of Directors’, which is classified as a non-cash financing activity within the statements of cash flows.

As of December 31, 2023, the Company has 468,767,205, shares of Class A common stock, par value $0.001 per share, authorized, a decrease from the balance as of December 31, 2022 of 475,000,000, as a result of the repurchase and retirement of an aggregate of 6,232,795 shares as of December 31, 2023. Holders of Class A common stock are entitled to one vote per share on all matters presented to the stockholders in general. In the event of liquidation, dissolution or winding up, each holder of Class A common stock will be entitled to a pro rata distribution of any assets available for distribution to common stockholders.

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

Class A Units

Pursuant to the 2020 Agreement, Holdings has authorized 250,000,000 Class A units for issuance at a price of $1 per unit. For so long as any of the Class A units remain outstanding, the Class A units will rank senior to the Class B units discussed below. Holders of Class A units are entitled to one vote per share on all matters to be voted upon by the members. When and if distributions are declared by the Company’s Board, holders of Class A units are entitled to ratably receive distributions until the aggregate unreturned capital with respect to each holder’s Class A units has been reduced to zero. Upon dissolution, liquidation, distribution of assets, or other winding up, the holders of Class A units are entitled to receive ratably the assets available for distribution after payment of liabilities and before the holders of Class B units and incentive units (see Note 14).

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

NOTE 19 – Net Income (Loss) Per Class A Common Stock

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

The following table sets forth the calculation of the basic and diluted net income (loss) per share for the Company’s Class A common stock (in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$(195,332)	$(7,620)	$56,495
Less: Net income (loss) earned by controlling members prior to the Reorganization Transactions	—	—	37,963
Less: Net income (loss) attributable to non-controlling interests	(83,985)	(2,675)	7,841
Net income (loss) attributable to Solo Brands, Inc.	$(111,347)	$(4,945)	$10,691

Weighted average shares of Class A common stock outstanding - basic and diluted	60,501	63,462	63,011

Net income (loss) per share of Class A common stock outstanding - basic and diluted	$(1.84)	$(0.08)	$0.17

During the years ended December 31, 2023 and 2022, 0.2 million and 0.7 million options, respectively, and 0.8 million and 1.8 million restricted stock units, respectively, were not included in the computation of diluted net income (loss) per share because their effect would have been anti-dilutive. The Company has determined that the performance stock units and the shares of Class B common stock will in all cases neither be dilutive nor anti-dilutive and has excluded them from the calculation of net income (loss) per Class A common stock for all periods presented.

NOTE 20 - Barter Arrangements

During the year ended December 31, 2023, the Company entered into a trade credit agreement with a third-party vendor, whereby the Company provided inventory in exchange for trade credits to be used for purchases of media advertising with the third-party provider. The Company exchanged $7.2 million of inventory for trade credits during the year ended December 31, 2023. As of December 31, 2023, the Company had fully recognized the $7.2 million as a part of net sales.

As of December 31, 2023, The Company had $7.2 million of unused trade credits remaining, which are included in other non-current assets on the consolidated balance sheets.

NOTE 21 - Variable Interest Entities

As of December 31, 2023 and 2022, we consolidated one entity that is a VIE, that relates to a manufacturing entity for Oru, for which we are the primary beneficiary. Through a management agreement governing the entity, we manage the entities and handle all day-to-day operating decisions. Accordingly, we have the decision-making power over the activities that most significantly impact the economic performance of our VIE and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, manufacturing schedules, production processes, units of production and types of products. The Company is contractually obligated to provide financial support to the VIE.

Total assets of the VIE included on the consolidated balance sheet as of December 31, 2023 and 2022 were $3.7 million and $2.2 million, respectively. Total liabilities of the VIE included on the consolidated balance sheets as of December 31, 2023 and 2022 were $3.9 million and $2.5 million, respectively.

The VIE’s assets may only be used to settle the VIE’s obligations and may not be used for other consolidated entities. The VIE’s liabilities are non-recourse to the general credit of the Company’s other consolidated entities.

NOTE 22 - Subsequent Events

Effective January 15, 2024, the Company entered into a Separation and Release of Claims Agreement (“Release Agreement”) with John Merris, in which Mr. Merris resigned as a full-time employee, officer and director of the Company. Simultaneously, the Company’s board of directors appointed Christopher T. Metz, CEO and Director of the Board.

Pursuant to the Release Agreement, the Company has agreed to pay Mr. Merris (i) $0.7 million in severance payments paid over 12 months from separation and (ii) reimburse all COBRA healthcare premiums incurred post-employment until coverage is no longer available.

Effective February 5, 2024, the Company’s board of directors appointed Laura Coffey, CFO. Simultaneously, Andrea Tarbox, Interim CFO was relieved of her role and reappointed as the audit chair on the Company’s board of directors.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were ineffective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control - Integrated Framework (2013).

A “material weakness” is a deficiency or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on that assessment, management concluded that as of December 31, 2023, the Company's internal control over financial reporting was ineffective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered accounting firm on management’s assessment regarding internal control over financial reporting due to the exemption from such requirements established by rules of the SEC for emerging growth companies.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2023, a material weakness in our internal control over financial reporting was identified related to the lack of timely execution of controls within the financial statement close process and the lack of sufficient resources within the Company’s accounting function. Subsequently, the Company hired experienced C-Suite personnel to fill vacated positions, including a Chief Accounting Officer and Chief Financial Officer with extensive public company and financial reporting experience. Additionally, due in part to the addition of the new management personnel, the Company implemented an enhanced control environment over the financial statement close process and certain areas deemed likely to be at higher risk for the potential of misstatement. As of December 31, 2023, we finalized the design and implementation of the controls to address the material weakness. We expect to demonstrate the operating effectiveness of these controls and completely remedy the material weakness within the first half of 2024.

Other than as stated in the previous paragraph, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the fiscal year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a) None.
(b) During the three months ended December 31, 2023, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table provides information regarding our executive officers and members of our board of directors (as of the date of this Annual Report on Form 10-K):

Name	Age	Position(s)
Executive Officers
Chris Metz	58	President, Chief Executive Officer and Director
Laura Coffey	57	Chief Financial Officer
Kent Christensen	44	General Counsel
Non-Employee Directors
Matthew Guy-Hamilton	40	Director
Paul Furer	38	Director
Andrea K. Tarbox	73	Director
Julia M. Brown	54	Director
Marc Randolph	65	Director
Michael C. Dennison	56	Director
David Powers	57	Director

Executive Officers

Chris Metz. Mr. Metz has served as our President and Chief Executive Officer, and a member of our board of directors since January 2024. Prior to his time with the Company, Mr. Metz served as President and Chief Executive Officer of Vista Outdoor Inc. (NYSE:VSTO), a designer, manufacturer, and marketer of outdoor sports and recreation products from October 2017 to March 2023. Prior to Vista Outdoor Inc., Mr. Metz served as President and Chief Executive Officer of Arctic Cat Inc., a manufacturer of all-terrain vehicles and snowmobiles, from December 2014 to March 2017. Mr. Metz also serves on the board of Central Garden & Pet Company, a producer and distributor of lawn, garden, and pet supplies. Mr. Metz graduated from the University of Delaware with a BS in Business Administration and Management in 1987 and from the University of North Carolina with a Master of Business Administration in 1992. Mr. Metz has been selected to serve as a director based on his extensive experience and proven leadership, strategic decision making, and business performance as well as on his experience as a chief executive officer.

Laura Coffey. Ms. Coffey has served as our Chief Financial Officer since February 2024. Prior to her time with the Company, Ms. Coffey served as the CFO for The Vitamin Shoppe, Inc. (NYSE: VSI), a nutritional supplement retailer from June 2020 until June 2023. Prior to the Vitamin Shoppe, Ms. Coffey worked at Pier 1 Imports, Inc., a national home furnishing and décor retailer, for 23 years, where she held various senior leadership roles including executive vice president for e-commerce and business development and interim chief financial officer. Ms. Coffey currently serves on the board, executive committee and as the chair of the audit committee of Community National Bank & Trust of Texas. Ms. Coffey graduated from the University of Texas at Arlington with a BBA in Business Administration and Accounting."

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

Paul Furer. Mr. Furer has served as a member of our board of directors since October 2020. Mr. Furer is a Partner at Summit Partners L.P. Mr. Furer joined Summit in 2011 and oversees several Summit portfolio companies in the consumer, financial and business services industries. Prior to that, Mr. Furer was an Analyst at Jefferies & Company, from April 2010 to June 2011, and at Bank of America Merrill Lynch, from June 2008 to April 2010. Mr. Furer holds a B.S. in Finance from Indiana University, Kelley School of Business and a M.B.A. from Columbia Business School. We believe Mr. Furer is qualified to serve on our board of directors due to his knowledge of strategy, finance and management.

Andrea K. Tarbox. Ms. Tarbox has been a member of our board of directors since August 2021, and served as the Company’s interim Chief Financial Officer from December 10, 2023 until February 5, 2024. Previously, Ms. Tarbox served as CFO and a member of the board of directors for Live Oak Acquisition Corp. II, a special purpose acquisition company (formerly NYSE: LOKB), from December 2020 until October 2021 and as Chief Financial Officer and a member of the board of directors of Live Oak Acquisition Corp. (formerly NYSE: LOAK), a special purpose acquisition company, from May 2020 until December 2020. Prior to that, Ms. Tarbox served as Chief Financial Officer and Vice President of KapStone Paper & Packaging (formerly NYSE: KS), from 2007 until 2018. Previously, Ms. Tarbox held positions at various companies, including Uniscribe Professional Services, Inc., a provider of paper- and technology-based document management solutions, Gartner Inc., a research and advisory company, British Petroleum, p.l.c., (NYSE:BP) and Fortune Brands, Inc., a holding company with diversified product lines. Ms. Tarbox earned a B.A. degree in Psychology from Connecticut College and an M.B.A. from the University of Rhode Island. We believe Ms. Tarbox is well-qualified to serve on our board due to her extensive accounting and financial experience, operational background, and her significant experience in acquiring and integrating companies.

Julia M. Brown. Ms. Brown has been a member of our board of directors since August 2021. Ms. Brown served as the Chief Procurement Officer of Mars Wrigley, a division of Mars Incorporated, a multinational confections company, from November 2020 until March 2021. Ms. Brown served as the Chief Procurement Officer for Carnival Corporation & Plc, a travel and hospitality company, from April 2015 to August 2021. Prior to Ms. Brown’s position at Carnival, she served as Chief Procurement Officer for Kraft Foods and Mondelez International (post split) a consumer products company, from December 2008 to March 2015. Ms. Brown currently serves on the board of directors of Ocado Group (LSE:OCDO), an online grocery market technology and automation company, Perrigo Company, PLC (NYSE: PRGO) a manufacturer of private label over-the-counter pharmaceuticals, and Molson Coors Beverage Company (NYSE: TAP), a brewing and beverage company. We believe Ms. Brown is qualified to serve on our board of directors due to her extensive business experience and operational background, and her significant experience in serving on the boards of public and private companies.

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

The remaining information required by this item will be included in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The remaining information required by this item will be included in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

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

(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

3. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Solo Brands, Inc.	S-8	333-260826	4.1	11/5/2021
3.2	Amended and Restated Bylaws of Solo Brands, Inc.	S-8	333-260826	4.2	11/5/2021
4.1	Specimen Stock Certificate evidencing the shares of Class A Common Stock	S-1/A	333-260026	4.1	10/25/2021
4.2	Stockholders Agreement	10-Q	001-40979	4.2	12/9/2021
4.3	Registration Rights Agreement	10-Q	001-40979	4.3	12/9/2021
4.4	Description of Securities	10-K	001-40979	4.4	3/30/2022
10.1	Tax Receivable Agreement	10-Q	001-40979	10.1	12/9/2021
10.2	Amended and Restated Limited Liability Company Agreement of Solo Stove Holdings, LLC	10-Q	001-40979	10.2	12/9/2021
10.3+	Credit Agreement, dated as of May 12, 2021, among Solo DTC Brands, LLC (f/k/a Frontline Advance LLC), Solo Stove Intermediate, LLC, JPMorgan Chase Bank, N.A., as Lead Arranger, L/C Issuer, Lender, Administrative Agent and Collateral Agent, and the Lenders and L/C Issuers party thereto.	S-1	333-260026	10.5	10/4/2021
10.4	Amendment No. 1, dated as of June 2, 2021, to Credit Agreement, dated as of May 12, 2021, among Solo DTC Brands, LLC (f/k/a Frontline Advance LLC), JPMorgan Chase Bank, N.A., as Lead Arranger, L/C Issuer, Lender, Administrative Agent and Collateral Agent, and the Lenders and L/C Issuers party thereto	S-1	333-260026	10.6	10/4/2021
10.5	Amendment No. 2, dated as of September 1, 2021, to Credit Agreement, dated as of May 12, 2021, among Solo DTC Brands, LLC (f/k/a Frontline Advance LLC), JPMorgan Chase Bank, N.A., as Lead Arranger, L/C Issuer, Lender, Administrative Agent and Collateral Agent, and the Lenders and L/C Issuers party thereto	S-1	333-260026	10.7	10/4/2021

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
10.6	Amendment No. 3, dated as of May 22, 2023, to Credit Agreement, dated as of May 12, 2021, among Solo Brands, LLC (f/k/a Solo DTC Brands, LLC), JPMorgan Chase Bank, N.A., as Lead Arranger, L/C Issuer, Lender, Administrative Agent and Collateral Agent, and the Lenders and L/C Issuers party thereto	10-Q	001-40979	10.3	8/3/2023
10.7#	Form of Indemnification Agreement by and between Solo Brands, Inc. and its directors and executive officers	S-1/A	333-260026	10.9	10/25/2021
10.8	Form of Solo Stove Holdings, LLC and SS Management Aggregator, LLC Incentive Equity Agreement	S-1/A	333-260026	10.10	10/25/2021
10.9	Form of Amendment to Solo Stove Holdings, LLC and SS Management Aggregator, LLC Incentive Equity Agreement	S-1/A	333-260026	10.11	10/25/2021
10.10#	Solo Brands, Inc. 2021 Incentive Award Plan.	S-1/A	333-260026	10.12	10/25/2021
10.11#	Form of Stock Option Agreement under the Solo Brands, Inc. 2021 Incentive Award Plan.	S-1/A	333-260026	10.13	10/25/2021
10.12#	Form of Restricted Stock Unit Agreement under the Solo Brands, Inc. 2021 Incentive Award Plan	S-1/A	333-260026	10.14	10/25/2021
10.13#	Form of Restricted Stock Agreement under the Solo Brands, Inc. 2021 Incentive Award Plan	S-1/A	333-260026	10.15	10/25/2021
10.14#	Form of Performance Stock Unit Award under the Solo Brands, Inc. 2021 Incentive Award Plan	10-Q	001-40979	10.1	11/10/2022
10.15#	Form of Restricted Stock Unit Agreement (Non-Employee Director) under the Solo Brands, Inc. 2021 Incentive Award Plan	S-1/A	333-260026	10.16	10/25/2021
10.16#	Solo Brands, Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-260026	10.17	10/25/2021
10.17#+	Employee Agreement, dated as of October 9, 2020, by and between Solo DTC Brands, LLC and John Merris	S-1	333-260026	10.17	10/4/2021
10.18#+	Employee Agreement, dated as of October 9, 2020, by and between Solo DTC Brands, LLC and Matt Webb	S-1	333-260026	10.18	10/4/2021
10.19#+	Employee Agreement, dated as of October 9, 2020, by and between Solo DTC Brands, LLC and Clint Mickle	S-1	333-260026	10.19	10/4/2021
10.20#+	Employment Agreement, dated as of May 9, 2022, by and between Solo Brands, Inc., Solo Brands, LLC and Somer Webb	8-K	001-40979	10.1	5/12/2022
10.21#+	Employee Agreement, dated as of October 9, 2020, by and between Solo DTC Brands, LLC and Kent Christensen	S-1	333-260026	10.21	10/25/2021
10.22#+	Employment Agreement, dated as of September 1, 2021, by and between Solo DTC Brands, LLC and Kyle Hency	S-1/A	333-260026	10.22	10/25/2021
10.23#+	Employment Agreement, dated as of September 1, 2021, by and between Solo DTC Brands, LLC and Thomas Montgomery	S-1/A	333-260026	10.23	10/25/2021
10.24#+	Employment Agreement, dated as of September 1, 2021, by and between Solo DTC Brands, LLC and William Rainer Castillo	S-1/A	333-260026	10.24	10/25/2021
10.25#+	Board Letter, dated as of October 1, 2021, by and between Solo Brands and Andrea Tarbox	S-1/A	333-260026	10.25	10/25/2021
10.26#+	Board Letter, dated as of October 1, 2021, by and between Solo Brands and Julia Brown	S-1/A	333-260026	10.26	10/25/2021
10.27#+	Board Letter, dated as of October 1, 2021, by and between Solo Brands and Marc Randolph	S-1/A	333-260026	10.27	10/25/2021
10.28#+	Non-Employee Director Compensation Policy	10-Q	001-40979	10.3	8/11/2022
10.29#	Separation and Release of Claims Agreement, dated May 20, 2022, by and between Solo Brands, LLC and Samuel Simmons	10-Q	001-40979	10.2	8/11/2022
10.30#	Stock Purchase Agreement, dated May 10, 2023, between the Company and the Selling Stockholders.	8-K	001-40979	10.1	5/12/2023
10.31	Underwriting Agreement, dated May 11, 2023, between the Company and BofA Securities, Inc. and Jefferies LLC	8-K	001-40979	1.1	5/12/2023
10.32#	Stock Purchase Agreement, date July 12, 2023, between the Company and the Selling Stockholders.	8-K	001-40979	10.1	7/18/2023

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
10.33#	Separation and Release of Claims Agreement, dated March 31, 2023, by and between Solo Brands, LLC and Thomas Montgomery					*
10.34#	Separation and Release of Claims Agreement, dated December 10, 2023, by and between Solo Brands, LLC and Somer Webb					*
10.35#	Separation and Release of Claims Agreement, dated December 29, 2023, by and between Solo Brands, LLC and Clint Mickle					*
10.36#	Employment Agreement, dated as of January 3, 2024, by and between Solo Brands, Inc. and Chris Metz					*
10.37#	Employment Agreement, dated as of February 1, 2024, by and between Solo Brands, Inc, Solo Brands LLC and Laura Coffey					*
21.1	List of subsidiaries of Solo Brands, Inc.					*
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
97.1	Policy for Recovery of Erroneously Awarded Compensation					*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

Solo Brands, Inc.

Date:	March 14, 2024	By:	/s/ Chris Metz
Chris Metz
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 14, 2024	By:	/s/ Laura Coffey
Laura Coffey
Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Chris Metz	President, Chief Executive Officer and Director	March 14, 2024
Chris Metz	(principal executive officer)

/s/ Laura Coffey	Chief Financial Officer	March 14, 2024
Laura Coffey	(principal financial officer)

/s/ David McGuire	Chief Accounting Officer	March 14, 2024
David McGuire	(principal accounting officer)

/s/ Matthew Guy-Hamilton	Director	March 14, 2024
Matthew Guy Hamilton

/s/ Paul Furer	Director	March 14, 2024
Paul Furer

/s/ Andrea K. Tarbox	Director	March 14, 2024
Andrea K. Tarbox

/s/ Julia M. Brown	Director	March 14, 2024
Julia M. Brown

/s/ Marc Randolph	Director	March 14, 2024
Marc Randolph

/s/ Michael C. Dennison	Director	March 14, 2024
Michael C. Dennison

/s/ David Powers	Director	March 14, 2024
David Powers