Form 10-K/A
period 2023-12-31
Solo Brands, Inc.
filed 2024-05-09
CIK 1870600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Solo Brands, Inc. (“we,” “us,” “our,” “the “Company,” “Solo Brands, Inc.”) for the year ended December 31, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 14, 2024 (the “Original Filing”).

This Amendment is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of the Annual Report on Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to the Annual Report on Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after December 31, 2023. At this time, the Company is filing this Amendment to include Items 10 through 14 of Part III information in its Annual Report on Form 10-K for the year ended December 31, 2023 because the Company did not file a definitive proxy statement within 120 days after December 31, 2023. Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety.

In addition, this Form 10-K/A amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of such certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The disclosures contained in the Original Filing are provided as of the date of such disclosures.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table provides information regarding our executive officers and members of our board of directors (as of the date of this Annual Report on Form 10-K):

Name	Age	Position(s)
Executive Officers
Chris Metz	59	President, Chief Executive Officer and Director
Laura Coffey	58	Chief Financial Officer
Kent Christensen	44	General Counsel
Non-Employee Directors
Matthew Guy-Hamilton	40	Director
Paul Furer	38	Director
Andrea K. Tarbox	73	Director
Julia M. Brown	54	Director
Marc Randolph	65	Director
Michael C. Dennison	56	Director
David Powers	58	Director

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

Board Composition

Our Board of Directors currently consists of eight members: Julia M. Brown, Paul Furer, Matthew Guy-Hamilton, Christopher Metz, Marc Randolph, Michael C. Dennison, David Powers, and Andrea K. Tarbox. Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws provide that the authorized number of directors may be changed only by resolution of the Board of Directors. Our Amended and Restated Certificate of Incorporation also provides that our directors may only be removed for cause.

In addition, pursuant to our Stockholders Agreement, described under “Certain Relationships and Related Party Transactions”, Summit Partners Growth Equity Funds, Summit Partners Subordinated Debt Funds, and Summit Investors X Funds (collectively, “Summit Partners”) has the right to nominate up to four directors to our Board, subject to certain specified sunset provisions, to be included in the slate of nominees recommended by our Board, for election to our Board at each annual or special meeting at which directors are to be elected, subject to the following: (i) if at any time Summit Partners beneficially owns in the aggregate less than 30% but at least 20% or more of the total outstanding shares of our Class A Common Stock and Class B Common Stock that it owned immediately following the IPO, Summit Partners will be entitled to designate two (2) individuals for nomination, and (ii) if at any time the Summit Partners beneficially owns in the aggregate less than 20% but at least five percent 5% or more of the total outstanding shares of our Class A Common Stock and Class B Common Stock that it owned immediately following our IPO, Summit Partners will be entitled to designate one (1) individual for nomination. Summit Partners will not be entitled to designate any individuals for nomination pursuant to the first if at any time Summit Partners beneficially owns in the aggregate less than 5% of the total outstanding shares of our Class A Common Stock and Class B Common Stock that it owned immediately following the IPO.

In addition, we have agreed not to increase or decrease the size of our Board unless approved by Summit Partners. For purposes of the Stockholders Agreement, Summit Partners has designated Messrs. Guy-Hamilton and Furer as its nominees.

Director Independence

Our Board of Directors has determined that each of Julia M. Brown, Marc Randolph, Michael C. Dennison, David Powers, Matthew Guy-Hamilton, Paul Furer, and Andrea K. Tarbox qualifies as “independent” in accordance with the listing requirements of the New York Stock Exchange (“NYSE”). In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

Executive Sessions

Our non-management directors meet in executive session without management directors or other members of management present on a regularly scheduled basis.

Director Candidates

The Nominating and Corporate Governance Committee is primarily responsible for searching for qualified director candidates for election to the Board and filling vacancies on the Board. To facilitate the search process, the Nominating and Corporate Governance Committee may solicit current directors and executives of the Company for the names of potentially qualified candidates or ask directors and executives to pursue their own business contacts for the names of potentially qualified candidates. The Nominating and Corporate Governance Committee may also consult with outside advisors or retain search firms to assist in the search for qualified candidates, or consider director candidates recommended by our stockholders. Once potential candidates are identified, the Nominating and Corporate Governance Committee reviews the backgrounds of those candidates, evaluates candidates’ independence from the Company and potential conflicts of interest and determines if candidates meet the qualifications desired by the Nominating and Corporate Governance Committee for candidates for election as a director. Christopher Metz, Matthew Guy-Hamilton and David Powers were initially recommended to serve on our Board by the non-management directors of our Board.

In evaluating the suitability of individual candidates (both new candidates and current Board members), the Nominating and Corporate Governance Committee, in recommending candidates for election, and the Board, in approving (and, in the case of vacancies, appointing) such candidates, may take into account many factors, including: personal and professional integrity, strong ethics and values; experience in corporate management, such as serving as an officer or former officer of a publicly held company; experience as a board member or executive officer of another publicly held company; professional and academic experience relevant to the Company’s industry; leadership skills; experience in finance and accounting and/or executive compensation practices; and whether the candidate has the time required for preparation, participation and attendance at Board meetings and committee meetings, if applicable. The Nominating & Corporate Governance Committee and the Board are committed to actively seeking out highly qualified women and individuals from minority groups to include in the pool from which new Board candidates are chosen. The Board evaluates each individual in the context of the Board as a whole, with the objective of assembling a group that can best perpetuate the success of the Company’s business. In addition, the Board will consider whether there are potential conflicts of interest with the candidate’s other personal and professional pursuits.

Director Candidate Recommendations by Stockholders

Stockholders may recommend individuals to the Nominating and Corporate Governance Committee for consideration as potential director candidates by submitting the names of the recommended individuals, together with appropriate biographical information and background materials, to the Nominating and Corporate Governance Committee, c/o Secretary, Solo Brands, Inc., 1001 Mustang Dr., Grapevine, Texas 76051. In the event there is a vacancy, and assuming that appropriate biographical and background material has been provided on a timely basis, the Nominating and Corporate Governance Committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.

Communications from Interested Parties

The Board will give appropriate attention to written communications that are submitted by stockholders and other interested parties, and will respond if and as appropriate. Our Secretary is primarily responsible for monitoring communications from interested parties and for providing copies or summaries to the directors as he considers appropriate.

Communications are forwarded to all directors if they relate to important substantive matters and include suggestions or comments that our Secretary consider to be important for the directors to know. In general, communications relating to corporate governance and long-term corporate strategy are more likely to be forwarded than communications relating to ordinary business affairs, personal grievances and matters as to which we tend to receive repetitive or duplicative communications. Interested parties who wish to send communications on any topic to the Chairman of the Board, the independent or non-management directors, or the Board as a whole, should address such communications to the applicable party or parties in writing: c/o Secretary, Solo Brands, Inc., 1001 Mustang Dr., Grapevine, Texas 76051.

Board Leadership Structure and Role in Risk Oversight

Our Amended and Restated Bylaws and Corporate Governance Guidelines provide our Board of Directors with flexibility to combine or separate the positions of Chairman of the Board and Chief Executive Officer in accordance with its determination that utilizing one or the other structure would be in the best interests of our Company. We currently have a Chairman of the Board that is separate from the Chief Executive Officer role, as well as a separate Lead Director. Our Board believes that separation of the positions of Chairman, Lead Director, and Chief Executive Officer reinforces the independence of the Board from management, creates an environment that encourages objective oversight of management’s performance and enhances the effectiveness of the Board as a whole. For these reasons, our Board of Directors has concluded that our current leadership structure is appropriate at this time. The Board will continue to exercise its judgment on an ongoing basis to determine the optimal Board leadership structure that the Board believes will provide effective leadership, oversight and direction, while optimizing the functioning of both the Board and management and facilitating effective communication between the two. The Board has concluded that the current structure provides a well-functioning and effective balance between strong Company leadership and appropriate safeguards and oversight by independent directors.

Risk assessment and oversight are an integral part of our governance and management processes. Our Board of Directors encourages management to promote a culture that incorporates risk management into our corporate strategy and day-to-day business operations. Management discusses strategic and operational risks at regular management meetings and conducts specific strategic planning and review sessions during the year that include a focused discussion and analysis of the risks facing us. Throughout the year, senior management reviews these risks with the Board at regular Board and committee meetings as part of management presentations that focus on particular business functions, operations or strategies, and presents the steps taken by management to mitigate or eliminate such risks.

The Board also meets periodically and as necessary with outside advisors regarding material risks facing the Company.

Our Board of Directors is responsible for overseeing our risk management process. Our Board of Directors focuses on our general risk management strategy, the most significant risks facing us, and oversees the implementation of risk mitigation strategies by management and for overseeing management of regulatory risks. Our Board of Directors, on an ongoing basis, reviews key long and short-term material risks, and are supported in this function primarily by its committees. Our Audit Committee is responsible for discussing our policies with respect to risk assessment and risk management, including guidelines and policies to govern the process by which our exposure to risk is handled, and for overseeing financial and cybersecurity risks. Our Nominating and Corporate Governance Committee manages risks associated with the independence of our Board of Directors and potential conflicts of interest. Our Compensation Committee is responsible for overseeing the management of risks relating to the Company’s executive compensation plans and arrangements. The Board does not believe that its role in the oversight of our risks affects the Board’s leadership structure.

Code of Business Conduct and Ethics Policy

Our Board has adopted Corporate Governance Guidelines, a Code of Business Conduct and Ethics, and charters for our Nominating and Corporate Governance Committee, Audit Committee and Compensation Committee to assist the Board in the exercise of its responsibilities and to serve as a framework for the effective governance of the Company. You can access our current committee charters, our Corporate Governance Guidelines, and our Code of Business Conduct and Ethics in the “Governance” section of the “Investors Relations” page of our website located at https://investors.solobrands.com, or by writing to our Secretary at our offices at 1001 Mustang Dr., Grapevine, Texas 76051.

Anti-Hedging Policy

Our Board of Directors has adopted an Insider Trading Compliance Policy, which applies to all of our directors, officers and employees. The policy prohibits our directors, officers and employees and any entities they control from purchasing financial instruments such as prepaid variable forward contracts, equity swaps, collars, and exchange funds, or otherwise engaging in transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of the Company’s equity securities.

Attendance by Members of the Board of Directors at Meetings

The Board of Directors met in person four times - one time each quarter - during the fiscal year ended December 31, 2023 and virtually five times throughout the year. During the fiscal year ended December 31, 2023, each director attended at least 75% of the aggregate of (i) all meetings of the Board of Directors and (ii) all meetings of the committees on which the director served during the period in which he or she served as a director.

Under our Corporate Governance Guidelines, which are available on our website at https://investors.solobrands.com, a director is expected to spend the time and effort necessary to properly discharge his or her responsibilities. Accordingly, a director is expected to regularly prepare for and attend meetings of the Board and all committees on which the director sits (including separate meetings of the independent directors), with the understanding that, on occasion, a director may be unable to attend a meeting. We do not maintain a formal policy regarding director attendance at the Annual Meeting; however, it is expected that absent compelling circumstances directors will attend. Five of our incumbent directors attended our annual meeting of stockholders held in 2023.

Board Committees

Our Board has established three standing committees—Audit, Compensation, and Nominating and Corporate Governance—each of which operates under a written charter that has been approved by our Board.

Committees of the Board

Audit Committee

Our Audit Committee’s responsibilities include:

•appointing, compensating, retaining, evaluating, terminating, and overseeing our independent registered public accounting firm;
•discussing with our independent registered public accounting firm their independence from management;
•reviewing with our independent registered public accounting firm the scope and results of their audit;
•pre-approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;
•overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the quarterly and annual financial statements that we file with the SEC;
•overseeing our financial and accounting controls and compliance with legal and regulatory requirements;
•reviewing our policies on risk assessment and risk management;
•reviewing related person transactions; and
•establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls, or auditing matters.

The Audit Committee charter is available on our website at https://investors.solobrands.com. The members of the Audit Committee are Michael C. Dennison, David Powers, and Andrea K. Tarbox. Andrea K. Tarbox serves as the Chairperson of the committee. Our Board has affirmatively determined that each of Michael C. Dennison, David Powers, and Andrea K. Tarbox is independent for purposes of serving on an audit committee under Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the NYSE Rules, including those related to Audit Committee membership.

The members of our Audit Committee meet the requirements for financial literacy under the applicable NYSE rules. In addition, our Board of Directors has determined that Andrea K. Tarbox qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. No Audit Committee member currently serves on the audit committee of more than three public companies.

Compensation Committee

Our Compensation Committee is responsible for assisting the Board in the discharge of its responsibilities relating to the compensation of our executive officers. In fulfilling its purpose, our Compensation Committee has the following principal duties:

•reviewing and approving the corporate goals and objectives, evaluating the performance of and reviewing and approving (either alone, or if directed by the Board, in connection with a majority of the independent members of the Board of Directors) the compensation of our Chief Executive Officer;
•reviewing and setting or making recommendations to our Board of Directors regarding the compensation of our other executive officers;
•reviewing and approving or making recommendations to our Board of Directors regarding our incentive compensation and equity-based plans and arrangements;
•making recommendations to our Board of Directors regarding the compensation of our directors; and
•appointing and overseeing any compensation consultants.

The Compensation Committee generally considers the Chief Executive Officer’s recommendations when making decisions regarding the compensation of non-employee directors and executive officers (other than the Chief Executive Officer). Pursuant to the Compensation Committee’s charter, which is available on our website at https://investors.solobrands.com, the Compensation Committee has the authority to retain or obtain the advice of compensation consultants, legal counsel and other advisors to assist in carrying out its responsibilities. In 2023, the Compensation Committee engaged the compensation consulting firm Pearl Meyer to assist in making decisions regarding the amount and types of compensation to provide our executive officers and non-employee directors. As part of this process, the Compensation Committee reviewed a compensation assessment provided by Pearl Meyer comparing our compensation to that of a group of peer companies within our industry and met with Pearl Meyer to discuss our executive and non-employee director compensation and to receive input and advice. Pearl Meyer reports directly to the Compensation Committee. The Compensation Committee has considered the adviser independence factors required under SEC rules as they relate to Pearl Meyer and has determined that its work does not raise a conflict of interest.

The Compensation Committee may delegate its authority under its charter to one or more subcommittees as it deems appropriate from time to time. The Compensation Committee may also delegate to an executive officer the authority to grant equity awards to certain employees and consultants, as further described in its charter and subject to the terms of our equity plans.

The members of our Compensation Committee are Michael C. Dennison, Marc Randolph, and David Powers. Mr. Powers serves as the Chairperson of the Compensation Committee. Each of Michael C. Dennison, Marc Randolph, and David Powers qualifies as an independent director under NYSE’s heightened independence standards for members of a compensation committee and as a “non-employee director” as defined in Rule 16b-3 of the Exchange Act.

The Compensation Committee met four times – one time each quarter – in 2023.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee’s responsibilities include:

•identifying individuals qualified to become members of our Board of Directors, consistent with criteria approved by our Board of Directors;
•recommending to our Board of Directors the nominees for election to our Board of Directors at annual meetings of our stockholders;
•overseeing an annual evaluation of our Board of Directors and its committees; and
•developing and recommending to our Board of Directors a set of corporate governance guidelines.

The Nominating and Corporate Governance Committee charter is available on our website at https://investors.solobrands.com. The members of our Nominating and Corporate Governance Committee are Julia M. Brown, Marc Randolph and Andrea K. Tarbox. Ms. Brown serves as the Chairperson of the Nominating and Corporate Governance Committee. Our Board of Directors has affirmatively determined that each of Julia M. Brown, Marc Randolph and Andrea K. Tarbox meets the definition of “independent director” under the NYSE rules. The Nominating and Corporate Governance Committee has the authority to consult with outside advisors or retain search firms to assist in the search for qualified candidates, or consider director candidates recommended by our stockholders.

The Nominating and Corporate Governance Committee four times – once each quarter – in 2023.

Delinquent Section 16(A) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, our principal accounting officer and persons who beneficially own more than 10% of any class of our Common Stock to file with the SEC reports of their ownership and changes in their ownership of our common stock. To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2023 filed with the SEC and on written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, executive officers, principal accounting officer and beneficial owners of greater than 10% of our Common Stock, were filed on a timely basis during the year ended December 31, 2023, except that, due to administrative error, (i) John Merris, our Former President and Chief Executive Officer and (ii) Kent Christensen, our General Counsel, filed late Form 4's, reporting their acquisitions of additional shares of our Common Stock through the vesting of RSUs and purchases through the Company's 2021 Employee Stock Purchase Plan, and (iii) Andrea Tarbox, (iv) Marc Randolph and (v) Julia Brown, each a non-employee director, filed late Form 4's, reporting their acquisitions of additional shares of our Common Stock through the vesting of RSUs. In total, seven reports were not filed on a timely basis due to administrative error.

Item 11. Executive Compensation

Named Executive Officers

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2023, our “named executive officers” consisted of our Chief Executive Officer, the two most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers as of December 31, 2023 and an employee who, if she had continued to serve as an executive officer as of December 31, 2023, would have been one of the two most highly compensated executive officers other than our Chief Executive Officer Their positions were as follows:

Name	Principal Position
John Merris(1)	Former President and Chief Executive Officer
Andrea Tarbox	Interim Chief Financial Officer
Kent Christensen	General Counsel
Somer Webb(2)	Former Chief Financial Officer
(1) Mr. Merris was President and Chief Executive Officer as of December 31, 2023, but his employment terminated effective January 15, 2024.
(2) Ms. Webb resigned from the Company effective December 10, 2023.

We are an “emerging growth company,” within the meaning of the JOBS Act, and have elected to comply with the reduced compensation disclosure requirements available to emerging growth companies under the JOBS Act.

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2022, and 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(4)	Total ($)
John Merris President and Chief Executive Officer	2023	650,405	—	—	—	—	9,900	660,305
	2022	650,000	487,500	1,854,479	—	—	10,024	3,002,003
Andrea Tarbox(4) Interim Chief Financial Officer	2023	76,923	216,000	—	—	—	196,730	489,653
								—
Kent Christensen(4) General Counsel	2023	340,405	119,000	—	—	—	4,207	463,612

Somer Webb Chief Financial Officer	2023	481,159	—	—	—	—	184,900	666,059
	2022	315,385	225,000	1,518,738	477,587	—	8,285	2,544,995
(1)Amounts for Mr. Christensen reflects the annual cash performance-based bonus earned during the year ended December 31, 2023 and amount for Ms. Tarbox reflects a one-time bonus for Ms. Tarbox's guidance during a transition period prior to the effective date of her appointment as Interim Chief Financial Officer. Mr. Merris and Ms. Webb did not receive bonuses in respect of 2023 because their employment terminated prior to the payment date. For additional information and discussion of each named executive officer's annual bonus opportunity, please review the section entitled "Narrative to the Summary Compensation Table - Elements of Compensation - Bonuses" below.
(2)None of our named executive officers were granted equity awards in 2023 (except for Ms. Tarbox's annual grant in respect of her service on our board of directors, as shown in the "All Other Compensation" column and discussed in footnote 3 below).
(3)For fiscal year 2023, the amounts reflect: $9,900 in matching contributions under the Company’s 401(k) plan for Mr. Merris; $4,207 in matching contributions under the Company’s 401(k) plan for Mr. Christensen; and $9,900 in matching contributions under the Company’s 401(k) plan as well as $175,000 of forgiveness of a payment obligation for Ms. Webb. Under Ms. Webb's employment agreement, if she resigned without "Good Reason" (as defined therein) within two years of May 9, 2022, she would be required to pay Solo Brands, LLC an amount equal to $175,000. Solo Brands, LLC waived Ms. Webb's payment obligation in exchange for a release and transition services. For Ms. Tarbox, the amount reflects compensation in respect of her service on our board of directors: $71,731 of cash fees (which includes $9,409 in cash compensation for a partial year of service as the chair of the Audit Committee and $2,323 in cash compensation for a partial year of service on the Nominating and Governance Committee) and $124,999 which is the aggregate grant date fair value of the restricted stock units granted to Ms. Tarbox under our Incentive Award Plan, computed in accordance with FASB ASC Topic 718. The restricted stock units granted to Ms. Tarbox vest on the earlier of (x) the day immediately preceding the date of our first annual shareholders meeting following the date of grant and (y) the first anniversary of the date of grant, subject to Ms. Tarbox's continued service through the vesting date. For additional information and a discussion of the compensation Ms. Tarbox received for her services on our board, see "Director Compensation" below.
(4)Because Ms. Tarbox and Mr. Christensen were not named executive officers prior to the fiscal year ended December 31, 2023, we have not reported their compensation for the fiscal year ended December 31, 2022, in accordance with SEC guidance.

Narrative to the Summary Compensation Table

Elements of Compensation

Base Salaries

The named executive officers receive a base salary to compensate them for services rendered to our Company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.

In connection with our initial public offering, our board of directors approved an increase to the annual base salary of Mr. Merris from $350,000 to $650,000. The new annual base salary took effect upon the completion of our initial public offering in 2021. Our board of directors increased Mr. Christensen's base salary from $250,000 to $340,000 in 2022. Ms. Webb earned an annual base salary of $500,000, which was negotiated at her commencement of employment. Ms. Tarbox was appointed Interim Chief Financial Officer in December 2023 and in January 2024, our board of directors determined that Ms. Tarbox should receive a salary equal to $166,667 per month (pro-rated for any partial time served as Interim Chief Financial Officer), effective as of her appointment date. The actual amount of salary paid to our named executive officers in 2023 is reflected in the “Salary” column to the “Summary Compensation Table” above.

Bonuses

For 2023, our named executive officers (other than Ms. Tarbox) were eligible to receive a target bonus equal to 100% of base salary for Mr. Merris, 50% of base salary for Mr. Christensen (an increase from 30%) and 60% of base salary for Ms. Webb. In each case, our named executive officers (other than Ms. Tarbox) were eligible to receive bonus payments that were greater than the target amounts if the Company exceeded targeted financial metrics. Although the Company did not achieve the targeted financial metrics under the annual bonus program for 2023, in February 2024, our board decided to pay below-target bonuses to our senior leadership team (including Mr. Christensen) based on bonus accruals and other factors, resulting in a payment equal to 35% of base salary for Mr. Christensen. Because neither Mr. Merris, nor Ms. Webb, were employed on the bonus payment date, neither executive received a bonus in respect of 2023. In January 2024, the board decided to pay Ms. Tarbox a one-time bonus equal to $216,000 for the guidance Ms. Tarbox provided to the Company during a transitional period prior to her appointment as Interim Chief Financial Officer. The earned portion of each of our named executive officers’ (other than Ms. Tarbox) target performance-based bonus opportunity is reflected in the "Bonus" column to the “Summary Compensation Table” above.

Equity-Based Compensation

Incentive Award Plan

In connection with our initial public offering, we adopted, and our stockholders approved, our 2021 Incentive Award Plan (the “Incentive Award Plan”) in order to facilitate the grant of equity incentives to directors, employees (including our named executive officers) and consultants of our Company and certain of its affiliates and to enable our Company and certain of its affiliates to obtain and retain services of these individuals, which is essential to our long-term success. Our Incentive Award Plan became effective on October 27, 2021, the date prior to the first date upon which our Class A Common Stock became publicly listed on NYSE.

In 2023, we did not grant any equity awards to our named executive officers, other than Ms. Tarbox for her service on our board as described in "Director Compensation" below. The annual grants to Mr. Merris, Mr. Christensen and Ms. Webb in 2022 were intended to cover equity award grants for both 2022 and 2023.

Other Elements of Compensation

Retirement Plans

We currently maintain a 401(k) retirement savings plan for our employees, including our named executive officers (other than Ms. Tarbox), who satisfy certain eligibility requirements. We expect that Mr. Christensen will continue to be eligible to participate in the 401(k) plan on the same terms as other full-time, salaried employees. The Internal Revenue Code, or the Code, allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. We believe that providing a vehicle for tax-deferred retirement savings through our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

Health/Welfare Plans

All of our full-time, salaried employees, including our named executive officers (other than Ms. Tarbox), are eligible to participate in our health and welfare plans, including:

•medical, dental and vision benefits; and
•life and accidental death and dismemberment insurance.

Employee Stock Purchase Plan

In connection with our initial public offering, we adopted, and our stockholders approved, our 2021 Employee Stock Purchase Plan in order to provide increased flexibility to provide opportunities to purchase shares to eligible employees, including our named executive officers (other than Ms. Tarbox).

Employment Agreements

Solo Brands, LLC entered into employment agreements with Mr. Merris on October 9, 2020, with Mr. Christensen on March 18, 2021 and with Ms. Webb on May 9, 2022, the terms of which are substantially comparable and described below.

Term and Compensation

Pursuant to the employment agreements, each named executive officer’s term of employment will continue until terminated by the named executive officer or by Solo Brands, LLC. The employment agreements provide that, during the employment term, each named executive officer is entitled to the following initial base salaries: $350,000 for Mr. Merris (which was increased by our board to $650,000 effective as of our initial public offering); $250,000 for Mr. Christensen (which was increased by our board to $340,000 for 2022); and $500,000 for Ms. Webb, each of which may be adjusted from time to time by our board. The employment agreements provide for target annual bonuses as follows: $225,000 for Mr. Merris (which the board subsequently increased to 100% of base salary); 30% of base salary for Mr. Christensen (which our board increased to 50% in January 2023); and 40% of base salary for Mrs. Webb (which our board subsequently increased to 60% of base salary). According to the employment agreements, annual bonuses will be paid based on the attainment of one or more performance goals established by our board. The named executive officer must generally remain employed through the date such bonus is paid in order to receive the bonus. Ms. Webb’s employment agreement provides that she would receive equity awards in connection with the commencement of her employment, as described in "Equity Based Compensation" above, and that she will also be eligible for annual equity grants to be determined by our board.

Severance

Upon termination of a named executive officer’s employment by Solo Brands, LLC without Cause or by the named executive officer for Good Reason (as such terms are defined in each named executive officer’s employment agreement), Solo Brands, LLC will be obligated, subject to the named executive officer’s timely execution of a release of claims, to (a) continue to pay the named executive officer his or her then-current base salary for twelve (12) months (the “severance period”), and (b) during the severance period, pay the premiums for any continued health and welfare coverage for the named executive officer and his eligible dependents. Upon any termination of employment, our named executive officers would be entitled to receive any annual bonus that was earned but not paid with respect to the calendar year prior to the date of termination.

The severance payments and benefits will not be made and, if already made, will be subject to repayment, if (x) Solo Brands, LLC discovers grounds for Cause existed prior to the named executive officer’s termination of employment, (y) the named executive officer breaches any of the restrictive covenants contained in his employment agreement or (z) the named executive officer fails to cooperate and provide reasonable assistance to us in defense of claims made against us if such claims relate to the named executive officer’s period of employment. In addition, severance payments and benefits will cease to be made if the named executive officer begins any subsequent employment or consulting relationship during the severance period. If Ms. Webb’s employment is terminated for Cause or without Good Reason on or before May 9, 2024, she will be required to pay $175,000 to Solo Brands, LLC.

In connection with the termination of Mr. Merris’ employment effective January 15, 2024, Mr. Merris entered into a Separation and Release of Claims Agreement as required by his employment agreement to receive severance payments and benefits thereunder. On March 5, 2024, Solo Brands, LLC and Mr. Merris agreed that Mr. Merris would receive a lump sum payment equal to $405,290 in lieu of continued installment payments of severance as set forth in his employment agreement. In addition, in connection with Ms. Webb’s resignation effective December 10, 2023, Solo Brands, LLC agreed to waive the repayment requirement under Ms. Webb’s employment agreement in exchange for a release of claims in favor of the Company.

Restrictive Covenants

Our named executive officers are also subject to certain restrictive covenants and confidentiality obligations pursuant to their respective employment agreements. In particular, our named executive officers are subject to non-competition and non-solicitation restrictions for two (2) years following termination of employment and perpetual non-disclosure and non-disparagement restrictions.

Outstanding Equity Awards at Year-End 2023

The following table summarizes the number of equity incentive plan awards held by each named executive officer as of December 31, 2023.

	Option Awards					Stock Awards		Equity Incentive Plan Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Incentive Units of Shares That Have Not Vested ($)(4)	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(5)	Market Value of Unearned Shares, Or Other Rights That Have Not Vested ($)(4)
John Merris	12/31/2020	—	—	—		157,713(3)	971,512	—	—
	10/28/2021	36,765	36,765	17.00	10/28/2031	—	—	—	—
	11/5/2021	—	—	—		36,765	226,472	—	—
	10/1/2022	—	—	—		21,195	130,561	452,174	—
Andrea Tarbox	11/5/2021	—	—	—		8,823	54,350	—	—
	5/26/2023	—	—	—		28,935	178,240	—	—
Kent Christensen	3/31/2021	—	—	—		13,974(3)	86,080	—	—
	10/28/2021	8,824	8,823	17.00	10/28/2031	—	—	—	—
	11/5/2021	—	—	—		8,823	54,350	—	—
	10/1/2022	—	—	—		11,087	68,296	74,653	—
Somer Webb	5/9/2022	57,960	—	6.47	3/10/2024	—	—	—	—
	10/1/2022	—	—	—		—	—	—	—
(1)The shares underlying the options vest over four years, with twenty-five percent (25%) vesting on the first anniversary of the grant date and the remainder vesting in substantially equal quarterly installments over the following three years, subject to the executive's continued employment on the applicable vesting date.
(2)Represents the restricted stock units granted to each named executive officer. The restricted stock units vest over four years, with twenty-five percent (25%) vesting on the first anniversary of the grant date and the remainder vesting in substantially equal quarterly installments over the following three years.
(3)For Messrs. Merris and Christensen, this number represents 157,713 and 13,974, respectively, unvested service-based Incentive Units that were converted into Common Units in connection with our initial public offering with 2.09% of the Common Units vesting on the 31st (or 30th) of each month until all such Common Units are vested on November 30, 2024 and February 28, 2025, respectively, subject to continued employment on the applicable vesting date.
(4)The values reported are based on our closing share price as of December 31, 2023.
(5)Represents the performance stock units granted to each named executive officer. The performance stock units will vest at the conclusion of a fiscal quarter that begins at any time within a two year period after January 1, 2023, if the performance target is met during a fiscal quarter and subject to the executive’s continued employment with the Company through the applicable vesting date.

Director Compensation

The following table provides information regarding the total compensation earned by each of our non-employee directors who were not affiliates of Summit Partners in the year ended December 31, 2023. Employee directors and non-employee directors who are affiliates of Summit Partners receive no additional compensation for their services on our board of directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Marc Randolph(3)	69,355	124,999	—	194,354
Andrea K. Tarbox(4)	71,731	124,999	292,923	489,653
Julia M. Brown(5)	65,000	124,999	—	189,999
David Powers(6)	75,667	124,999	—	200,666
Michael C. Dennison(7)	81,737	149,999	—	231,736
(1)Amounts reported represent the aggregate grant date fair value of restricted stock units granted to our directors during the year ended December 31, 2023, under our Incentive Award Plan, computed in accordance with FASB ASC Topic 718. The restricted stock units granted to our directors vest on the earlier of (x) the day immediately preceding the date of our first annual shareholders meeting following the date of grant and (y) the first anniversary of the date of grant, subject to the director’s continued service through the vesting date.

The aggregate number of restricted stock units outstanding at December 31, 2023 for the individuals who served as non-employee directors who were not affiliates of Summit Partners during 2023 was as follows:

Name	Number of Unvested Restricted Stock Units at December 31, 2023 (#)
Marc Randolph	37,758
Andrea K. Tarbox	37,758
Julia M. Brown	37,758
David Powers	76,440
Michael C. Dennison	82,227
(2)Amount reported includes $76,923 in salary for Ms. Tarbox's service as Interim Chief Financial Officer from December 10, 2023 through December 31, 2023 and a one-time bonus in an amount equal to $216,000 for Ms. Tarbox's guidance during a transition period prior to the effective date of her appointment as Interim Chief Financial Officer.
(3)Amount reported includes $355 in cash compensation for Mr. Randolph’s partial year of service as a member of the Audit Committee, $3,000 in cash compensation for Mr. Randolph's service as a member of the Nominating and Governance Committee, and $6,000 in cash compensation for Mr. Randolph’s service as a member of the Compensation Committee.
(4)Amount reported includes $9,409 in cash compensation for Ms. Tarbox’s partial year of service as the chair of the Audit Committee and $2,323 in cash compensation for Ms. Tarbox’s partial year of service as a member of the Nominating and Governance Committee. Ms. Tarbox stepped down from each committee while she served as Interim Chief Financial Officer.
(5)Amount reported includes $5,000 in cash compensation for Ms. Brown's service as the chair of the Nominating and Governance Committee.
(6)Amount reported includes $6,000 in cash compensation for Mr. Powers' service as a member of the Audit Committee, $500 in cash compensation for Mr. Powers' partial year of service as a member of the Compensation Committee and $9,167 in cash compensation for Mr. Powers' partial year of service as the chair of the Compensation Committee.
(7)Amount reported includes $5,645 in cash compensation for Mr. Dennison's partial year of service as a member of the Audit Committee, $591 in cash compensation for Mr. Dennison's partial year of service as the chair of the Audit Committee, $5,500 in cash compensation for Mr. Dennison's partial year of service as a member of the Compensation Committee, $833 in cash compensation for Mr. Dennison's partial year of service as chair of the Compensation Committee and $9,167 in cash compensation for Mr. Dennison's partial year of service as the lead independent director.

In connection with our initial public offering, we adopted a non-employee director compensation policy setting forth the cash and equity compensation our non-employee directors who are not affiliates of Summit Partners will receive for their service on our board. We amended and restated this policy in May 2022 (the “A&R Policy”) to revise the terms of initial equity awards, as described below.

The A&R Policy provides that each non-employee director who is not an affiliate of Summit Partners will receive annual cash compensation of $60,000. The chairperson of the board will receive additional cash compensation of $20,000; the lead independent director will receive an additional cash retainer of $10,000; the chairperson of the Audit Committee will receive an additional cash retainer of $10,000 and each other member of the Audit Committee will receive an additional cash retainer of $6,000; the chairperson of the Compensation Committee will receive an additional cash retainer of $10,000 and each other member of the Compensation Committee will receive an additional cash retainer of $6,000; and the chairperson of the Nominating and Governance Committee will receive an additional cash retainer of $5,000 and each other member of the Nominating and Governance Committee will receive an additional annual cash retainer of $3,000. All cash retainers are paid quarterly in arrears.

Pursuant to the A&R Policy, at our annual meeting of our stockholders, non-employee directors who are not affiliates of Summit Partners and who serve on the board as of the annual meeting and will continue to serve on the board following the annual meeting will receive an equity award of restricted stock units with a grant date fair value of $125,000 ($150,000 for lead independent director). We grant non-employee directors who are not affiliates of Summit Partners and who serve on the board and will continue to serve on the board an initial equity award of restricted stock units that has a grant date fair value of $300,000 (or in the case of the lead independent director and chairperson, $350,000). If any such non-employee director is initially elected to the board on a date other than the annual meeting, the non-employee director will receive an annual grant at the next annual meeting of our stockholders so long as he or she has been in service as a non-employee director for at least six months prior to the date of such annual meeting. At the annual meeting of our stockholders in 2023, Messrs. Randolph and Powers, Ms. Tarbox and Ms. Brown received annual restricted stock units with a grant date fair value of approximately $125,000 and Mr. Dennison received annual restricted stock units with a grant date fair value of approximately $150,000.

A non-employee director’s initial grant will vest annually over three years and equity awards granted at annual meetings (other than an initial grant) will vest on the earlier of the day immediately preceding the date of the first annual meeting following the grant date and the first anniversary of the grant date, subject in each case to the non-employee director’s continued service on the board through the applicable vesting date. Any outstanding awards held by a non-employee director pursuant to the A&R Policy will accelerate and vest upon the occurrence of a change in control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information as to the beneficial ownership of our Class A Common Stock and Class B Common Stock, as of March 27, 2024 by:

•each person who is known to be the beneficial owner of more than 5% of the outstanding shares of Solo Brands’ Class A Common Stock or Class B Common Stock;
•each of Solo Brands’ current named executive officers and directors; and
•all current executive officers and directors of Solo Brands as a group.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC and includes voting or investment power with respect to securities. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. Applicable percentage ownership is based on 58,106,958 shares of Class A Common Stock and 33,055,367 shares of Class B Common Stock outstanding as of March 27, 2024. “Percentage of Total Voting Power” represents voting power with respect to all outstanding shares of our Class A common stock and Class B common stock, as a single class, as of March 27, 2024. The holders of our Class A Common Stock and Class B Common Stock are entitled to 1 votes per share. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options, or other rights, including the redemption right described above, held by such person that are currently exercisable or will become exercisable within 60 days of March 27, 2024, are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each of the individuals and entities named below is c/o Solo Brands, Inc., 1001 Mustang Dr. Grapevine, Texas 76051. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name of Beneficial Owner	Shares of Class A Common Stock Beneficially Owned		Shares of Class B Common Stock Beneficially Owned(1)		Combined Voting Power(2)
	(#)	(%)	(#)	(%)	(%)
5% Stockholders
Entities affiliated with Summit Partners(3)	29,867,378	51.4	14,167,582	42.9	48.3
Jan Brothers Holdings, Inc.(4)	—	—	8,621,545	26.1	9.5
American Century Investment Management Inc.(5)	4,813,688	8.3	—	—	5.3
Named Executive Officers and Directors
Christopher Metz(6)	100,000	*	—	—	*
Laura Coffey	—	—	—	—	—
Kent Christensen(7)	27,711	*	129,800	*	*
Matthew Guy-Hamilton	—	—	—	—	—
Paul Furer	—	—	—	—	—
Andrea K. Tarbox(8)	73,995	*	10,967	*	*
Julia M. Brown(9)	73,995	*	—	—	*
Marc Randolph(10)	73,995	*	—	—	*
Michael C. Dennison(11)	82,228	*	—	—	*
David Powers(12)	91,941	*	—	—	*
All directors and named executive officers as a group (10 persons)(13)	523,865	*	140,767	*	*
* Represents beneficial ownership of less than 1%.
(1)This column represents the number of shares owned by the holder of Holdings LLC we refer to as Class B Common Stock. Each LLC Interest (other than LLC Interests held by us) is redeemable from time to time at each holder’s option for, at our election (determined by a “disinterested majority” meaning a majority of our directors who are determined to be disinterested under the General Corporation Law of the State of Delaware (“DGCL”) and, if applicable to the relevant determination, the “disinterested directors” (as determined under the NYSE rules)) who are disinterested), newly issued shares of our Class A Common Stock on a one-for-one basis, or to the extent there is cash available from the sale of newly issued shares of Class A Common Stock, a cash payment equal to a volume weighted average market price of one share of Class A common stock for each LLC Interest so redeemed, in each case, in accordance with the terms of the Holdings LLC Agreement; provided that, at our election (determined by at least two of our independent directors (within the meaning of the NYSE rules) who are disinterested), we may effect a direct exchange by Solo Brands of such Class A common stock or such cash, as applicable, for such LLC Interests. The Continuing LLC Owners may, subject to certain exceptions, exercise such redemption right for as long as their LLC Interests remain outstanding. In this table, beneficial ownership of LLC Interests has been reflected as beneficial ownership of shares of our Class A common stock for which such LLC Interests may be exchanged. When an LLC Interest is exchanged by a Continuing LLC Owner, a corresponding share of Class B common stock will be cancelled.
(2)Represents the percentage of voting power of our Class A Common Stock and Class B Common Stock voting as a single class. Each share of Class A Common Stock entitles the registered holder to one vote per share and each share of Class B Common Stock entitles the registered holder thereof to one vote per share on all matters presented to stockholders for a vote generally, including the election of directors. The Class A Common Stock and Class B Common Stock will vote as a single class on all matters except as required by law or our amended and restated certificate of incorporation.
(3)Based on a Schedule 13G filed by Summit Partners LP with the SEC on February 9, 2022. Represents 11,304,941, 17,271,224, 466,295, 569,102, 201,182, 50,735 and 3,899 shares of Class A Common Stock held directly by Summit Partners Growth Equity Fund X-A, L.P., Summit Partners Growth Equity Fund X-B, L.P., Summit Partners Growth Equity Fund X-C, L.P., Summit Partners Subordinated Debt Fund V-A, L.P., Summit Partners Subordinated Debt Fund V-B, L.P., Summit Investors X, LLC, and Summit Investors X (UK), L.P., respectively, and 14,167,582 shares of Class B Common Stock held directly by SP-SS Aggregator LLC. The foregoing entities exercise shared voting and dispositive power over the respective shares they hold. The number in the column titled "Shares of Class A Common Stock Beneficially Owned" excludes 14,167,582 shares of Class A Common Stock issuable in exchange for LLC Interests held by SP-SS Aggregator LLC. These shares of Class A Common Stock issuable in exchange for LLC Interests represent approximately 18.27% of the shares of Class A Common Stock that would be outstanding immediately after this offering if all outstanding LLC Interests were exchanged and all outstanding shares of Class B Common Stock owned by Summit Partners were cancelled at that time. Summit Partners, L.P. is the managing member of Summit Partners GE X, LLC, which is the general partner of Summit Partners GE X, L.P., the general partner of each of Summit Partners Growth Equity Fund X-A, L.P., Summit Partners Growth Equity Fund X-B, L.P., and Summit Partners Growth Equity Fund X-C, L.P. Summit Partners, L.P. also is the managing member of Summit Partners SD V, LLC, which is the general partner of Summit Partners SD V, L.P., the general partner of each of Summit Partners Subordinated Debt Fund V-A, L.P. and Summit Partners Subordinated Debt Fund V-B, L.P. Summit Master Company, LLC is the sole managing member of Summit Investors Management, LLC, which is (A) the manager of Summit Investors X, LLC, and (B) the general partner of Summit Investors X (UK), L.P. Summit Master Company, LLC, as the managing member of Summit Investors Management, LLC, has delegated investment decisions, including voting and dispositive power, to Summit Partners, L.P. and its Investment Committee. SP-SS Aggregator LLC is managed by a manager appointed by the members holding a majority of the interests of the entity, which manager is currently designated to be Summit Partners Growth Equity Fund X-A, L.P. Summit Partners, L.P., through a three-person Investment Committee currently composed of John R. Carroll, Peter Y. Chung and Christopher J. Dean, has voting and dispositive authority over the shares held by each of these entities and therefore beneficially owns such shares. The address for each of the foregoing entities and individuals is 222 Berkeley Street, 18th Floor, Boston, Massachusetts 02116.
(4)Based on a Schedule 13G filed by Jan Brother Holdings, Inc. with SEC on February 22, 2022. Consists of 8,621,545 shares of Class B Common Stock held Jan Brothers Holding, Inc., over which it exercises shared voting and dispositive power. Each of Jeffery Jan and Spencer Jan exercise shared voting and dispositive power over such shares. The address of the foregoing entity and individuals is 805 Gallant Fox Trail, Keller Texas 76248.
(5)Based on a Schedule 13G/A filed by American Century Investment Management Inc. (“ACIM”) with the SEC on February 12, 2024. Each of ACIM, American Century Companies, Inc., American Century Capital Portfolios, Inc. and Stowers Institute for Medical Research reported 4,813,688 shares of Class A Common Stock, over which it exercises sole voting, and 3,617,948 shares of Class A Common Stock, over which it exercises sole dispositive power. The business address of each of these entities is 4500 Main Street, 9th Floor, Kansas City, MO 64111.
(6)Consists of 100,000 shares of Class A Common Stock.
(7)Consists of (i) 14,654 shares of Class A Common Stock, (ii) 11,030 shares of Class A Common Stock that would be issuable upon exercise of options exercisable as of or within 60 days of March 27, 2024, (iii) 2,027 shares of Class A Common Stock underlying restricted stock units that will vest within 60 days of March 27, 2024, (iv) 128,801 shares of Class B Common Stock, and (v) 999 shares of Class B Common Stock associated with Common Units that have vested or will vest within 60 days of March 27, 2024.
(8)Consists of (i) 45,060 shares of Class A Common Stock, (ii) 28,935 shares of Class Common Stock underlying restricted stock units that will vest within 60 days of March 27, 2024, and (iii) 10,967 shares of Class B Common Stock associated with Common Units that have vested.
(9)Consists of (i) 45,060 shares of Class A Common Stock and (ii) 28,935 shares of Class Common Stock underlying restricted stock units that will vest within 60 days of March 27, 2024.
(10)Consists of (i) 45,060 shares of Class A Common Stock and (ii) 28,935 shares of Class Common Stock underlying restricted stock units that will vest within 60 days of March 27, 2024.
(11)Consists of (i) 23,753 shares of Class A Common Stock and (ii) 58,475 shares of Class Common Stock underlying restricted stock units that will vest within 60 days of March 27, 2024.
(12)Consists of (i) 39,253 shares of Class A Common Stock and (ii) 52,688 shares of Class A Common Stock underlying restricted stock units that will vest within 60 days of March 27, 2024.
(13)Consists of (i) 312,840 shares of Class A Common Stock held by all directors and executive officers of the Company as a group, (ii) 199,994 shares of Class A Common stock underlying restricted stock units held by all directors and executive officers of the Company as a group that will vest within 60 days of March 27, 2024, (iii) 11,030 shares of Class A Common Stock that would be issuable upon exercise of options exercisable as of or within 60 days of March 27, 2024, and (iv) 140,767 shares of Class B Common Stock associated with Common Units held by all directors and executive officers of the Company as a group that have vested or will vest within 60 days of March 27, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Related Person Transactions

Our board of directors has adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions. Under the policy, our finance team is primarily responsible for developing and implementing processes and procedures to obtain information regarding related persons with respect to potential related person transactions and then determining, based on the facts and circumstances, whether such potential related person transactions do, in fact, constitute related person transactions requiring compliance with the policy. If our legal team determines that a transaction or relationship is a related person transaction requiring compliance with the policy, our legal department is required to present to the Audit Committee all relevant facts and circumstances relating to the related person transaction. Our Audit Committee must review the relevant facts and circumstances of each related person transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the related person’s interest in the transaction, take into account the conflicts of interest and corporate opportunity provisions of our Code of Business Conduct and Ethics, and either approve or disapprove the related person transaction. If advance Audit Committee approval of a related person transaction requiring the Audit Committee’s approval is not feasible, then the transaction may be preliminarily entered into by management upon prior approval of the transaction by the chairperson of the Audit Committee subject to ratification of the transaction by the Audit Committee at the Audit Committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. If a transaction was not initially recognized as a related person, then upon such recognition the transaction will be presented to the Audit Committee for ratification at the Audit Committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. Our management will update the Audit Committee as to any material changes to any approved or ratified related person transaction and will provide a status report at least annually of all then current related person transactions. No director may participate in approval of a related person transaction for which he or she is a related person.

Relationships and Transactions with Directors, Executive Officers and Significant Stockholders

The following are certain transactions, arrangements and relationships with our directors, executive officers and stockholders owning 5% or more of our outstanding Common Stock, or any member of the immediate family of any of the foregoing persons, since January 1, 2023, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation.”

Tax Receivable Agreement

We expect to obtain an increase in our share of the tax basis of the assets of Holdings as a result of (i) increases in our proportionate share of the tax basis of the assets of Holdings resulting from (a) any future redemptions or exchanges of LLC Interests by the Continuing LLC Owners, and (b) certain distributions (or deemed distributions) by Holdings and (ii) certain other tax benefits arising from payments under the Tax Receivable Agreement, the “Basis Adjustments”. We intend to treat redemptions or exchanges of LLC Interests as the direct purchase of LLC Interests by Solo Brands from the Continuing LLC Owners for U.S. federal income and other applicable tax purposes, regardless of whether such LLC Interests are surrendered by the Continuing LLC Owners to Holdings for redemption or sold to Solo Brands upon the exercise of our election to acquire such LLC Interests directly. A Basis Adjustment may have the effect of reducing the amounts that we would otherwise pay in the future to various tax authorities. The Basis Adjustments may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

In connection with the transactions described above, we entered into the Tax Receivable Agreement, dated as of October 27, 2021, (the “Tax Receivable Agreement”), with the Continuing LLC Owners. The Tax Receivable Agreement provides for our payment to the Continuing LLC Owners of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of any Basis Adjustments and certain other tax benefits arising from payments under the Tax Receivable Agreement. Holdings will have in effect an election under Section 754 of the Code effective for each taxable year in which a redemption or exchange (including deemed exchange) of LLC Interests for shares of our Class A Common Stock or cash occurs (including the taxable year in which the offering occurs). These Tax Receivable Agreement payments are not conditioned upon any continued ownership interest in either Holdings or us by the Continuing LLC Owners. The rights of the Continuing LLC Owners under the Tax Receivable Agreement are assignable to transferees of their LLC Interests (other than Solo Brands as transferee pursuant to subsequent redemptions (or exchanges) of the transferred LLC Interests). We expect to benefit from the remaining 15% of tax benefits, if any, that we may actually realize.

Holdings LLC Agreement

We and the Continuing LLC Owners entered into the Holdings LLC Agreement. The operations of Holdings, and the rights and obligations of the holders of LLC Interests, are set forth in the Holdings LLC Agreement.

Distributions

The Holdings LLC Agreement requires “tax distributions” to be made by Holdings to its members, as that term is defined in the agreement. Tax distributions will be made to members on a pro rata basis, including us, in an amount at least sufficient to allow us to pay our taxes and our obligations under the Tax Receivable Agreement (as described above under “—Tax Receivable Agreement”), except to the extent such distributions would render Holdings insolvent or are otherwise prohibited by law or agreements governing our indebtedness. The Holdings LLC Agreement also allows for distributions to be made by Holdings to its members on a pro rata basis out of “distributable cash,” as that term is defined in the agreement. We expect Holdings may make distributions out of distributable cash periodically to the extent permitted by our agreements governing our indebtedness (including the Credit Facility) and necessary to enable us to cover our operating expenses and other obligations, including our tax liabilities and obligations under the Tax Receivable Agreement, as well as to make dividend payments, if any, to the holders of our Class A Common Stock.

LLC Interest Redemption Right

The Holdings LLC Agreement provides a redemption right to the Continuing LLC Owners which entitles them to have their LLC Interests redeemed (subject in certain circumstances to time-based vesting requirements) for, at our election (determined by a “disinterested majority” meaning a majority of our directors who are determined to be disinterested under the DGCL and, if applicable to the relevant determination, the “disinterested directors” (as determined under the NYSE rules)), newly-issued shares of our Class A Common Stock on a one-for-one basis, or to the extent there is cash available from the sale of newly issued shares of Class A Common Stock, a cash payment equal to a volume weighted average market price of one share of Class A Common Stock for each LLC interest so redeemed, in each case in accordance with the terms of the Holdings LLC Agreement; provided that, at our election (determined by a disinterested majority), we may effect a direct exchange by Solo Brands of such Class A common stock or such cash, as applicable, for such LLC Interests. Subject to the limitations under the Stockholders Agreement, the Continuing LLC Owners may exercise such redemption right, subject to certain exceptions, for as long as their LLC Interests remain outstanding. In connection with the exercise of the redemption or exchange of LLC Interests (1) the Continuing LLC Owners will be required to surrender a number of shares of our Class B common stock registered in the name of such redeeming or exchanging Continuing LLC Owner, and such surrendered shares of our Class B common stock will be transferred to the Company and will be canceled for no consideration on a one-for-one basis with the number of LLC Interests so redeemed or exchanged and (2) all redeeming members will surrender LLC Interests to Holdings for cancellation.

Each Continuing LLC Owner’s redemption rights will be subject to certain limitations, including the expiration of any contractual lock-up period relating to the shares of our Class A common stock that may be applicable to such Continuing LLC Owner, the absence of any liens or encumbrances on such LLC Interests redeemed and certain limitations imposed under the Stockholders Agreement. Additionally, in the case we elect a cash settlement, such Continuing LLC Owner may rescind its redemption request within a specified period of time. Moreover, in the case of a settlement in Class A common stock, such redemption may be conditioned on the closing of an underwritten distribution of the shares of Class A common stock that may be issued in connection with such proposed redemption. In the case of a settlement in Class A common stock, such Continuing LLC Owner may also revoke or delay its redemption request if the following conditions exist: (1) any registration statement pursuant to which the resale of the Class A common stock to be registered for such Continuing LLC Owner at or immediately following the consummation of the redemption shall have ceased to be effective pursuant to any action or inaction by the SEC or no such resale registration statement has yet become effective; (2) we failed to cause any related prospectus to be supplemented by any required prospectus supplement necessary to effect such redemption; (3) we exercised our right to defer, delay or suspend the filing or effectiveness of a registration statement and such deferral, delay or suspension shall affect the ability of such Continuing LLC Owner to have its Class A common stock registered at or immediately following the consummation of the redemption; (4) such Continuing LLC Owner is in possession of any material non-public information concerning us, the receipt of which results in such Continuing LLC Owner being prohibited or restricted from selling Class A common stock at or immediately following the redemption without disclosure of such information (and we do not permit disclosure); (5) any stop order relating to the registration statement pursuant to which the Class A common stock was to be registered by such Continuing LLC Owner at or immediately following the redemption shall have been issued by the SEC; (6) there shall have occurred a material disruption in the securities markets generally or in the market or markets in which the Class A common stock is then traded; (7) there shall be in effect an injunction, a restraining order or a decree of any nature of any governmental entity that restrains or prohibits the redemption; (8) we shall have failed to comply in all material respects with our obligations under the Registration Rights Agreement, and such failure shall have affected the ability of such Continuing LLC Owner to consummate the resale of the Class A common stock to be received upon such redemption pursuant to an effective registration statement; or (9) the redemption date would occur three business days or less prior to, or during, a black-out period.

The Holdings LLC Agreement requires that in the case of a redemption by a Continuing LLC Owner we contribute cash or shares of our Class A common stock, as applicable, to Holdings in exchange for an amount of newly issued LLC Interests that will be issued to us equal to the number of LLC Interests redeemed from the Continuing LLC Owner. Holdings will then distribute the cash or shares of our Class A common stock, as applicable, to such Continuing LLC Owner to complete the redemption. In the event of an election by a Continuing LLC Owner, we may, at our option, effect a direct exchange by Solo Brands of cash or our Class A common stock, as applicable, for such LLC Interests in lieu of such a redemption. Whether by redemption or exchange, we are obligated to ensure that at all times the number of LLC Interests that we own equals the number of our outstanding shares of Class A common stock (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities).

Indemnification

The Holdings LLC Agreement provides for indemnification of the manager, members and officers of Holdings and their respective subsidiaries or affiliates.

Amendments

In addition to certain other requirements, our consent, as manager, and the consent of members holding a majority of the LLC Interests then outstanding (excluding LLC Interests held directly or indirectly by us) will generally be required to amend or modify the Holdings LLC Agreement.

Transfer Restrictions

The Holdings LLC Agreement provides that pre-IPO shareholders other than Summit Partners (the “Other Holders”) may only sell shares of common stock acquired prior to the closing of this offering contemporaneously with sales of common stock by Summit Partners in either a public or private sale to unaffiliated third parties. In connection with any such sale, an Other Holder is generally entitled to sell up to a number of shares of our common stock equal to the aggregate number of shares of common stock held by such Other Holder multiplied by a fraction, the numerator of which is the aggregate number of shares being sold by Summit Partners in such sale and the denominator of which is the aggregate number of shares of common stock held by Summit Partners immediately prior to such sale.

Stockholders Agreement

Summit Partners, certain Continuing LLC Owners, certain of our other stockholders, the Company, and Holdings entered into the Stockholders Agreement. Under the Stockholders Agreement, no party thereto other than Summit Partners and its affiliates may sell any of their Class A Common Stock or LLC Interests held as of the consummation of the IPO for a period of four years following the consummation of IPO, subject to certain customary exceptions including those described under “Transfer Restrictions” above. In addition, as described above, Summit Partners has the right to nominate up to four directors to our Board, subject to certain specified sunset provisions. In addition, we have agreed not to increase or decrease the size of our board of directors unless approved by Summit Partners. Finally, any authorization or issuance of any new class of units of Holdings (other than common units) will require the approval of holders of a majority of the shares of common stock held by Summit Partners and its affiliates.

Registration Rights Agreement

We entered into the Amended and Restated Registration Rights Agreement, dated as of October 27, 2021, with the Original LLC Owners, certain of our other stockholders and Holdings. The Registration Rights Agreement provides the Original LLC Owners and certain of our other stockholders specified registration rights whereby, at any time following our IPO and the expiration of any related lock-up period, and subject to customary limitations, the Continuing LLC Owners can require us to register under the Securities Act shares of Class A Common Stock issuable to it upon, at our election, redemption or exchange of their LLC Interests, and the Former LLC Owners can require us to register under the Securities Act the shares of Class A Common Stock issued to them in connection with the Transactions. The Registration Rights Agreement also provides for piggyback registration rights for the Original LLC Owners and certain of our other stockholders.

Item 14. Principal Accountant Fees and Services

The following table summarizes the fees of Ernst & Young LLP, our independent registered public accounting firm, billed to us for each of the last two fiscal years for audit services and billed to us for each of the last two fiscal years for other services:

Fee Category	2023	2022
Audit Fees	$1,765,884	$965,000
Audit Related Fees	201,000	—
Tax Fees	—	—
All Other Fees	—	239,000
Total Fees	$1,966,884	$1,204,000

Audit Fees

Audit fees for the fiscal year ended December 31, 2023 and December 31, 2022 include fees billed by Ernst & Young LLP for professional services for the audit of our consolidated financial statements included in our Annual Report on Form 10-K and the review of our consolidated financial statements included in our Quarterly Report on Form 10-Q.

Audit Related Fees

Audit related fees for the fiscal year ended December 31, 2023 include fees billed by Ernst & Young LLP for assurance and related services that are reasonably related to the performance of the audit and review of our financial statements.

All Other Fees

All other fees for the fiscal year ended December 31, 2022 include fees billed by Ernst & Young LLP for any services not included in the first three categories and consisted of services related to our international expansion.

Audit Committee Pre-Approval Policy and Procedures

The Audit Committee has adopted a policy (the “Pre-Approval Policy”) that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by the independent auditor may be pre-approved. The Pre-Approval Policy generally provides that we will not engage Ernst & Young LLP to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the Audit Committee (“specific pre-approval”) or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy (“general pre-approval”). Unless a type of service to be provided by Ernst & Young LLP has received general pre-approval under the Pre-Approval Policy, it requires specific pre-approval by the Audit Committee or by a designated member of the Audit Committee to whom the committee has delegated the authority to grant pre-approvals. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval. For both types of pre-approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence. The Audit Committee will also consider whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company’s business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. All such factors will be considered as a whole, and no one factor should necessarily be determinative. The Audit Committee may, on a periodic basis, review and generally pre-approve the services (and related fee levels or budgeted amounts) that may be provided by Ernst & Young LLP without first obtaining specific pre-approval from the Audit Committee. The Audit Committee may revise the list of general pre-approved services from time to time, based on subsequent determinations. The Audit Committee pre-approved all services performed since the pre-approval policy was adopted.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

No financial statements are filed with this report on Form 10-K/A. The financial statements required by Item 15(a) were previously filed with the Original Filing.

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not required, or the information is shown in the financial statements or related notes previously filed with the Original Filing.

(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K/A.

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

Solo Brands, Inc.

Date:	May 9, 2024	By:	/s/ Chris Metz
Chris Metz
President and Chief Executive Officer
(Principal Executive Officer)