Form 10-Q
period 2024-03-31
Solo Brands, Inc.
filed 2024-05-09
CIK 1870600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or

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

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

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

As of May 6, 2024, there were 58,196,741 shares of the registrant’s Class A common stock, $0.001 par value per share, outstanding and 33,071,063 shares of the registrant’s Class B common stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, our ability to maintain and strengthen our brand to generate and maintain ongoing demand for our products, our ability to successfully design and develop new products, our ability to effectively manage our growth and accurately forecast demand for our products or our results of operations, our ability to maintain a successful marketing strategy with existing and future customers, our reliance on third-party manufacturers and the cooperation of our suppliers, our ability to cost-effectively attract new customers and retain our existing customers; our failure to maintain product quality and product performance at an acceptable cost, fluctuations in the cost and availability of raw materials, equipment, labor, and transportation, which could cause manufacturing delays or increase our costs, our collection, use, storage, disclosure, transfer and other processing of personal information, which could give rise to significant costs and liabilities, the impact of product liability and warranty claims and product recalls; the highly competitive market in which we operate, business interruptions resulting from geopolitical-conflict on the global economy, energy supplies and raw materials, problems with, or loss of, our suppliers or an inability to obtain raw materials, the ability of our stockholders to influence corporate matters, additional costs and risks associated with our adoption of environmental, social and governance (“ESG”) initiatives and frameworks, and the important factors discussed in Part I, Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2024, and in Part II, Item 1A. “Risk Factors” in this Quarterly Report, as any such factors may be updated from time to time in its other filings with the SEC. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

WHERE YOU CAN FIND MORE INFORMATION

We may use our website as a distribution channel of material information about the Company including through press releases, investor presentations, and notices of upcoming events. We intend to utilize the investor relations section of our website at https://investors.solobrands.com as a channel of distribution to reach public investors and as a means of disclosing material non-public information for complying with disclosure obligations under Regulation FD. We also intend to use certain social media channels, including, but not limited to, X (formerly Twitter), Facebook, Instagram and LinkedIn, as a means of communicating with the public, our customers and investors about our Company, our products, and other matters. While not all the information that the Company posts to its website and brand-related social media channels may be deemed to be of a material nature, some information may be, and we therefore encourage investors, the media, and others interested in our Company to review the information we make public in these locations.

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
i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLO BRANDS, INC.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except par value and per unit data)	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$15,411	$19,842
Accounts receivable, net of allowance for credit losses of $1.1 million and $1.5 million as of March 31, 2024 and December 31, 2023, respectively	39,033	42,725
Inventory	112,333	111,613
Prepaid expenses and other current assets	24,869	21,893
Total current assets	191,646	196,073
Non-current assets
Property and equipment, net	26,480	26,159
Intangible assets, net	216,414	221,010
Goodwill	169,648	169,648
Operating lease right-of-use assets	33,924	30,788
Other non-current assets	10,162	15,640
Total non-current assets	456,628	463,245
Total assets	$648,274	$659,318

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$24,326	$21,846
Accrued expenses and other current liabilities	34,229	55,155
Deferred revenue	2,445	5,310
Current portion of long-term debt	7,500	6,250
Total current liabilities	68,500	88,561
Non-current liabilities
Long-term debt, net	162,708	142,993
Deferred tax liability	18,405	17,319
Operating lease liabilities	28,138	24,648
Other non-current liabilities	8,084	13,534
Total non-current liabilities	217,335	198,494

Commitments and contingencies (Note 1)

Shareholders’ equity
Class A common stock, par value $0.001 per share; 468,767,205 shares authorized, 58,160,838 shares issued and outstanding as of March 31, 2024; 468,767,205 shares authorized, 57,947,711 issued and outstanding as of December 31, 2023	58	58
Class B common stock, par value $0.001 per share; 50,000,000 shares authorized, 33,067,888 shares issued and outstanding as of March 31, 2024; 50,000,000 shares authorized, 33,047,780 issued and outstanding as of December 31, 2023	33	33
Additional paid-in capital	358,145	357,385
Retained earnings (accumulated deficit)	(118,860)	(115,458)
Accumulated other comprehensive income (loss)	(273)	(230)
Treasury stock	(648)	(526)
Equity attributable to the controlling interest	238,455	241,262
Equity attributable to non-controlling interests	123,984	131,001
Total equity	362,439	372,263
Total liabilities and equity	$648,274	$659,318

See Notes to Consolidated Financial Statements (Unaudited)

SOLO BRANDS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per unit data)	2024	2023
Net sales	$85,324	$88,207
Cost of goods sold	34,780	33,804
Gross profit	50,544	54,403
Operating expenses
Selling, general & administrative expenses	48,410	44,622
Depreciation and amortization expenses	6,275	6,178
Other operating expenses	2,211	405
Total operating expenses	56,896	51,205
Income (loss) from operations	(6,352)	3,198
Non-operating (income) expense
Interest expense, net	3,106	2,286
Other non-operating (income) expense	221	(332)
Total non-operating (income) expense	3,327	1,954
Income (loss) before income taxes	(9,679)	1,244
Income tax expense (benefit)	(3,195)	311
Net income (loss)	(6,484)	933
Less: net income (loss) attributable to noncontrolling interests	(3,082)	9
Net income (loss) attributable to Solo Brands, Inc.	$(3,402)	$924

Other comprehensive income (loss)
Foreign currency translation, net of tax	$43	$13
Comprehensive income (loss)	(6,441)	946
Less: other comprehensive income (loss) attributable to noncontrolling interests	15	4
Less: net income (loss) attributable to noncontrolling interests	(3,082)	9
Comprehensive income (loss) attributable to Solo Brands, Inc.	$(3,374)	$933

Net income (loss) per Class A common stock
Basic	$(0.06)	$0.01
Diluted	$(0.06)	$0.01

Weighted-average Class A common stock outstanding
Basic	58,068	63,670
Diluted	58,068	63,890

See Notes to Consolidated Financial Statements (Unaudited)

SOLO BRANDS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,484)	$933
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	6,497	6,344
Operating lease right-of-use assets expense	2,290	1,961
Equity-based compensation	1,229	4,794
Deferred income taxes	966	(1,604)
Change in fair value of contingent consideration	398	—
Amortization of debt issuance costs	215	215
Loss (gain) on disposal of property and equipment	—	46
Warranty provision	(16)	—
Changes in accounts receivable reserves	(200)	67
Changes in assets and liabilities
Accounts receivable	3,853	8,917
Inventory	(925)	8,025
Prepaid expenses and other current assets	(2,979)	1,628
Accounts payable	2,716	(2,658)
Accrued expenses and other current liabilities	(22,170)	(8,743)
Deferred revenue	(2,865)	(3,148)
Operating lease ROU assets and liabilities	(1,124)	(2,086)
Other non-current assets and liabilities	72	12
Net cash (used in) provided by operating activities	(18,527)	14,703
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,387)	(1,820)
Net cash (used in) provided by investing activities	(2,387)	(1,820)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	22,000	—
Repayments of long-term debt	(1,250)	(6,250)
Distributions to non-controlling interests	(4,284)	(4,304)
Surrender of stock to settle taxes on restricted stock awards	(122)	—
Net cash (used in) provided by financing activities	16,344	(10,554)
Effect of exchange rate changes on cash	139	71
Net change in cash and cash equivalents	(4,431)	2,400
Cash and cash equivalents balance, beginning of period	19,842	23,293
Cash and cash equivalents balance, end of period	$15,411	$25,693

SUPPLEMENTAL NONCASH INVESTING AND FINANCING DISCLOSURES:
Operating lease right of use assets obtained in exchange for lease obligations	5,223	259

See Notes to Consolidated Financial Statements (Unaudited)

SOLO BRANDS, INC.
Consolidated Statements of Equity
(Unaudited)

	Class A Common Stock		Class B Common Stock
(In thousands)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Shareholders’ Equity
Balance at December 31, 2023	57,948	$58	33,048	$33	$357,385	$(115,458)	$(230)	$(526)	$131,001	$372,263
Net income (loss)	—	—	—	—	—	(3,402)	—	—	(3,082)	(6,484)
Equity-based compensation	—	—	—	—	1,109	—	—	—	—	1,109
Other comprehensive income (loss)	—	—	—	—	—	—	(43)	—	—	(43)
Tax distributions to non-controlling interests	—	—	—	—	—	—	—	—	(4,284)	(4,284)
Surrender of stock to settle taxes on equity awards	—	—	—	—	—	—	—	(122)	—	(122)
Vested equity-based compensation and re-allocation of ownership percentage	213	—	20	—	(349)	—	—	—	349	—
Balance at March 31, 2024	58,161	$58	33,068	$33	$358,145	$(118,860)	$(273)	$(648)	$123,984	$362,439

See Notes to Consolidated Financial Statements (Unaudited)

SOLO BRANDS, INC.
Consolidated Statements of Equity
(Unaudited)

	Class A Common Stock		Class B Common Stock
(In thousands)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2022	63,651	$64	32,158	$32	$358,118	$5,746	$(499)	$(35)	$211,571	$574,997
Net income (loss)	—	—	—	—	—	924	—	—	9	933
Equity-based compensation	—	—	—	—	3,703	—	—	—	1,061	4,764
Other comprehensive income (loss)	—	—	—	—	—	—	70	—	34	104
Tax distributions to non-controlling interests	—	—	—	—	—	—	—	—	(6,178)	(6,178)
Vested equity-based compensation and re-allocation of ownership percentage	38	—	227	—	(829)	—	—	—	829	—
Balance at March 31, 2023	63,689	$64	32,385	$32	$360,992	$6,670	$(429)	$(35)	$207,326	$574,620

See Notes to Consolidated Financial Statements (Unaudited)

SOLO BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – Significant Accounting Policies

Included below are selected significant accounting policies. Refer to Note 2 - Significant Accounting Policies, within the annual consolidated financial statements in the Company’s 2023 Form 10-K for the full list of significant accounting policies.

Basis of Presentation

The unaudited consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules of the SEC. The unaudited consolidated financial statements include those of our wholly-owned and majority-owned subsidiaries and the entity consolidated under the variable interest entity model. Intercompany balances and transactions are eliminated in consolidation. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the 2023 Form 10-K. Certain prior period amounts have been conformed to the current period’s presentation.

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

Commitments and Contingencies

From time to time, the Company is involved in various legal proceedings that arise in the normal course of business. While the Company intends to prosecute and defend any lawsuit vigorously, the Company presently believes that the ultimate outcome of any currently pending legal proceeding will not have any material adverse effect on its financial position, cash flows, or results of operations. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, which could impact the Company’s business and the results of operations for the period in which the ruling occurs or future periods. Based on the information available, the Company evaluates the likelihood of potential outcomes. The Company records the appropriate liability when the amount is deemed probable and reasonably estimable. In addition, the Company does not accrue for estimated legal fees and other directly related costs as they are expensed as incurred. The Company is not currently a party to any pending litigation that it considers material. Therefore, the consolidated balance sheets do not include a liability for any potential obligations as of March 31, 2024 and December 31, 2023.

Recently Adopted Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires that an acquirer recognize and measure contract assets and liabilities acquired in a business combination in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606) in order to align the recognition of a contract liability with the definition of a performance obligation. We adopted ASU 2021-08 in the first quarter of 2024 and the Company will evaluate the impact of this ASU on any future business combinations the Company may enter into.

Recently Issued Accounting Pronouncements - Not Yet Adopted

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

NOTE 2 – Revenue

The Company principally engages in (1) direct-to-consumer (“DTC”) transactions, which are primarily comprised of product sales directly from the Company’s websites, and (2) business-to-business transactions, or wholesale, which are comprised of product sales to retailers, including where possession of the Company's products is taken and sold by the retailer in-store or online.

The following table disaggregates net sales by channel:

	Three Months Ended March 31,
	2024	2023
Net sales by channel
Direct-to-consumer	$51,043	$54,750
Wholesale	34,281	33,457
Net sales	$85,324	$88,207

NOTE 3 – Inventory

Inventory consisted of the following:

	March 31, 2024	December 31, 2023
Finished products on hand	$94,545	$83,755
Finished products in transit	10,177	21,488
Raw materials	7,611	6,370
Inventory	$112,333	$111,613

NOTE 4 – Accrued Expenses and Other Current Liabilities

Significant accrued expenses and other current liabilities were as follows:

	March 31, 2024	December 31, 2023
Leases	$8,035	$7,575
Marketing	6,109	5,936
Inventory(1)	5,748	14,780
Allowance for sales returns	2,934	3,316
Non-income taxes	3,080	5,374
Allowance for sales rebates	2,199	3,074
Payroll	1,944	6,451
Shipping costs	1,217	3,747
Income taxes	481	2,782
Other	2,482	2,120
Accrued expenses and other current liabilities	$34,229	$55,155
(1) The inventory line item decreased by $9.0 million as a result of invoices received subsequent to December 31, 2023, resulting in relief of the accrual and increase to accounts payable on the consolidated balance sheets.

NOTE 5 – Long-Term Debt, Net

Long-term debt, net consisted of the following:

	Weighted-Average Interest Rate at March 31, 2024	March 31, 2024	December 31, 2023
Term loan	6.95%	$90,000	$91,250
Revolving credit facility	6.91%	82,000	60,000
Unamortized debt issuance costs		(1,792)	(2,007)
Total debt, net of debt issuance costs		170,208	149,243
Less: current portion of long-term debt		7,500	6,250
Long-term debt, net		$162,708	$142,993

Long-term debt, net approximates fair value and is valued using Level 2 inputs within the fair value hierarchy, as defined in Note 2 - Significant Accounting Policies, in the 2023 Form 10-K. See Note 8 - Fair Value Measurements of this Quarterly Report for more information regarding the fair value considerations for long-term debt, net.

Interest expense related to long-term debt was $3.1 million and $2.3 million for the three months ended March 31, 2024 and March 31, 2023, respectively.

During the three months ended March 31, 2024, the Company made draws of $22.0 million and no repayments under the Revolving Credit Facility. Availability for future draws on the Revolving Credit Facility was $267.4 million, net of $0.6 million of letters of credit issued and outstanding, and $289.4 million as of March 31, 2024 and December 31, 2023, respectively.

The Company was in compliance with all covenants under all credit arrangements as of March 31, 2024.

As of March 31, 2024, the future maturities of principal amounts of our total debt obligations, excluding finance lease obligations, through maturity and in total, consists of the following:

Years Ending December 31,	Amount
2024 (remaining nine months)	$5,000
2025	10,625
2026	156,375
Total	$172,000

NOTE 6 – Equity-Based Compensation

Equity-based compensation expense totaled approximately $1.2 million and $4.8 million for the three months ended March 31, 2024 and March 31, 2023, respectively. Our stock options have contractual terms of four to ten years and become exercisable over a three-year period. Expense related to stock options is recognized on a straight-line basis over the vesting period. Expense related to restricted stock units ("RSUs") issued to eligible employees under the Plan is recognized over the vesting period, generally between three years and four years. Expense related to RSUs granted to non-employee directors under the Plan is recognized on a straight-line basis over the vesting period, with newly appointed non-employee directors grants vesting over a three-year period and grants to continuing non-employee directors vesting over a one-year period. Expense related to performance stock units (“PSUs”) is recognized on a straight-line basis from their award date to the end of the performance period, generally two years. Expense related to the Executive Performance Stock Units (“EPSUs”) is recognized over the derived service period.

The following table summarizes equity-based compensation awards granted during the three months ended March 31, 2024:

	Number of Shares Granted	Weighted Average Grant-Date Fair Value per Award
RSUs	448	$2.80
EPSUs	802	$2.07

Executive Performance Stock Units

In January 2024, the Company granted EPSUs to the Chief Executive Officer (“CEO”) under the Incentive Award Plan. The EPSUs are unfunded, unsecured rights to receive, if the Company achieves certain stock price targets (measured as a volume-weighted stock price over 100 consecutive trading days) at any time until the three and half year anniversary of the grant date and the grantee remains an employee of the Company, shares of our Class A common stock or an amount in cash of equal fair market value of a share on the day immediately preceding the settlement date. As the EPSUs contain a market condition, the Company will recognize the full amount of compensation expense, regardless of if the stock price targets are achieved.

The EPSUs are divided into four tranches. The fair value of the EPSUs granted in the three months ended March 31, 2024 were derived using a Monte Carlo simulation. It was determined that means between $1.99 to $2.17 were the most reasonable estimate of grant date fair value for each of the four tranches. The grant date fair values of the EPSUs are a non-recurring measurement and are considered a level 3 estimate. See Note 2 - Significant Accounting Policies within the annual consolidated financial statements in the Company’s 2023 Form 10-K for additional information about the fair value framework and the levels within. Additionally, due to the full vesting of the awards upon achievement of the stock price target and continued employment, or within 180 days of termination without cause or Good Reason (as defined within the employment agreement filed as Exhibit 10.36 to the 2023 Form 10-K), the period over which compensation expense will be recognized was derived through the same Monte Carlo simulations.

The table below contains the derived service periods for each of the four tranches of EPSUs:

EPSUs’ Vesting Tranche	Derived Service Period
First Vesting Tranche	1.37 years
Second Vesting Tranche	1.43 years
Third Vesting Tranche	1.48 years
Fourth Vesting Tranche	1.58 years

In the event the Company incurs a change in control, then any previously unvested EPSUs will vest based on the price per share received by or payable with respect to the common stockholders in connection with the transaction, pro-rated to reflect a price per share that falls between two stock price goals. EPSUs that remain unvested as of the expiration date or on the employee’s termination automatically will be forfeited and terminated without consideration.

NOTE 7 – Income Taxes

Provision for Income Taxes

The effective income tax rate was 33.0% for the three months ended March 31, 2024, compared to 25.0% for the corresponding period in 2023. The increase for the three months ended March 31, 2024 was primarily due to the reduction of and shift of forecasted income between our partnership and corporate entities.

Income tax benefit for the three months ended March 31, 2024 was $3.2 million compared to income tax expense of $0.3 million in the corresponding period for 2023. Income taxes represent federal, state, and local income taxes on the Company’s allocable share of taxable income of Holdings, as well as Oru's and Chubbies' federal and state tax expense and foreign tax expense related to international subsidiaries.

The weighted-average ownership interest in Holdings was 63.8% and 66.3% for the three months ended March 31, 2024 and 2023, respectively.

Deferred Tax Assets and Liabilities

As of March 31, 2024, the total deferred tax liability related to the basis difference in the Company's investment in Holdings was $10.1 million. The total net basis difference currently recorded would reverse upon the eventual sale of its interest in Holdings as a capital gain.

During the three months ended March 31, 2024, the Company did not recognize any deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement, as defined in Note 15 - Income Taxes, to the audited consolidated financial statements included in our 2023 Form 10-K.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of March 31, 2024, the Company concluded, based on the weight of all available positive and negative evidence, that all of the partnership deferred tax assets related to Holdings are more likely than not to be realized. During the year ended December 31, 2023, the Company evaluated and concluded that there was significant negative evidence related to the realizability of Oru's deferred tax assets, resulting in the Company recording a full valuation allowance against the deferred tax assets of Oru. As of March 31, 2024, there has been no change in the valuation allowance assessment related to Oru deferred tax assets.

NOTE 8 – Fair Value Measurements

The Company has established a fair value hierarchy which prioritizes the inputs to the valuation techniques used to measure fair value into three levels. These levels are determined based on the lowest level input that is significant to the fair value measurement. Levels within the hierarchy are defined within Note 2 - Significant Accounting Policies, in the 2023 Form 10-K.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements
March 31, 2024	Total Fair Value	Level 1	Level 2	Level 3
Financial liabilities:
Long-term debt, net	$162,708	$—	$162,708	$—
Contingent Consideration	$6,192	$—	$—	$6,192

		Fair Value Measurements
December 31, 2023	Total Fair Value	Level 1	Level 2	Level 3
Financial liabilities:
Long-term debt, net	$142,993	$—	$142,993	$—
Contingent Consideration	$5,794	$—	$—	$5,794

There were no transfers between the valuation hierarchy Levels 1, 2 and 3 for three months ended March 31, 2024 and year ended December 31, 2023.

Liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

March 31, 2024	Contingent Consideration
Beginning balance (December 31, 2023)	$5,794
Total change in fair value (gain) loss included in earnings	398
Ending Balance	$6,192

The contingent consideration as of March 31, 2024 consists of an earnout and post-closing payment, resulting from acquisition activity in 2023 and rely on forecasted results through the expected earnout and post-closing payment periods. The fair value of the earnout is valued using a Monte Carlo simulation and the fair value of the post-closing payment is valued using a threshold and cap (capped call) structure. These contingent considerations represent stand-alone liabilities that are measured at fair value on a recurring basis each reporting date using inputs that are unobservable and significant to the overall fair value measurement and are considered a level 3 estimate. The contingent consideration liabilities are recorded in accrued expenses and other current liabilities and other non-current liabilities on the consolidated balance sheets. Changes in fair value of contingent consideration are recorded in selling, general and administrative expenses.

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, contingent consideration and bank indebtedness. The carrying amount of cash, accounts receivable, and accounts payable, approximates fair value due to the short-term maturity of these instruments.

There were no other material nonrecurring fair value measurements during the periods ended March 31, 2024 and December 31, 2023.

NOTE 9 - Variable Interest Entities

As of March 31, 2024 and December 31, 2023, we consolidated one entity that is a VIE, that relates to a manufacturing entity for Oru, for which we are the primary beneficiary. Through a management agreement governing the entity, we manage the entities and handle all day-to-day operating decisions. Accordingly, we have the decision-making power over the activities that most significantly impact the economic performance of our VIE and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, manufacturing schedules, production processes, units of production and types of products. The Company is contractually obligated to provide financial support to the VIE.

Total assets of the VIE included on the consolidated balance sheet as of March 31, 2024 and December 31, 2023 were $3.1 million and $3.7 million, respectively. Total liabilities of the VIE included on the consolidated balance sheets as of March 31, 2024 and December 31, 2023 were $3.4 million and $3.9 million, respectively.

The VIE’s assets may only be used to settle the VIE’s obligations and may not be used for other consolidated entities. The VIE’s liabilities are non-recourse to the general credit of the Company’s other consolidated entities.

NOTE 10 – Net Income (Loss) Per Share

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

The following table sets forth the calculation of the basic and diluted net income (loss) per share for the Company’s Class A common stock:

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(6,484)	$933
Less: Net income (loss) attributable to non-controlling interests	(3,082)	9
Net income (loss) attributable to Solo Brands, Inc.	$(3,402)	$924

Weighted average shares of Class A common stock outstanding - basic	58,068	63,670
Effect of dilutive securities	—	220
Weighted average shares of Class A common stock outstanding - diluted	58,068	63,890

Net income (loss) per share of Class A common stock outstanding - basic	$(0.06)	$0.01
Net income (loss) per share of Class A common stock outstanding - diluted	$(0.06)	$0.01

During the three months ended March 31, 2024 and 2023, 0.1 million and 0.5 million options and 1.1 million and 0.4 million restricted stock units, respectively, were not included in the computation of diluted net income per share because their effect would have been anti-dilutive. The Company has determined that the performance stock units and the shares of Class B common stock will in all cases neither be dilutive nor anti-dilutive and has excluded them from the calculation of net income (loss) per Class A common stock for all periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following discussion, references to “we,” “us,” “our,” the “Company,” and similar references mean Solo Brands, Inc. and its consolidated subsidiaries, unless the context otherwise requires. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report, as well as our audited consolidated financial statements included in our 2023 Form 10-K. Some of the numbers included herein have been rounded for the convenience of the presentation. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Item I, Part 1A, “Risk Factors” of our 2023 Form-K and elsewhere in this Quarterly Report. See further our “Special Note Regarding Forward-Looking Statements” in this Quarterly Report.

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

For the three months ended March 31, 2024, we experienced a decrease in our net sales from $88.2 million for the three months ended March 31, 2023 to $85.3 million for the current period. The decline in net sales was primarily driven by the decline in our DTC net sales channel. Similar to prior periods, we continued to see net sales channel mix shift from direct to consumer to wholesale, with wholesale net sales growing 2.5%. Further, we experienced a decline in direct to consumer net sales which can be attributed to inefficient marketing in the current quarter, resulting from non-productive spend associated with a legacy marketing contract.

Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Net Sales

Net sales are comprised of DTC and wholesale channel sales to retail partners. Net sales in both channels reflect the impact of partial shipments, product returns, and discounts for certain sales programs or promotions.

Our net sales have historically included a seasonal component. In the DTC net sales channel, our historical net sales tend to be highest in our second and fourth quarters, while our wholesale net sales channel has generated higher sales in the first and third quarters. Additionally, we expect variances in our net sales throughout the year relative to the timing of new product launches.

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	$	%
Net sales	$85,324	$88,207	$(2,883)	(3.3)%
DTC net sales	51,043	54,750	(3,707)	(6.8)%
Wholesale net sales	34,281	33,457	824	2.5%

The decrease in net sales for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily the result of less effective marketing and thereby lower site traffic within our DTC net sales channel.

Partially offsetting the decrease noted above, the DTC net sales channel included $1.3 million of activity related to the businesses acquired in 2023, for which the comparative periods did not include such activity. The wholesale channel net sales continued to benefit from growth within our retail strategic partnerships.

Cost of Goods Sold and Gross Profit

Gross profit reflects net sales less cost of goods sold, which primarily includes the purchase cost of our products from our third-party manufacturers, inbound freight and duties, costs related to manufacturing of certain of our products, product quality testing and inspection costs and depreciation on molds and equipment that we own.

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	$	%
Cost of goods sold	$34,780	$33,804	$976	2.9%
Gross profit	50,544	54,403	(3,859)	(7.1)%
Gross margin (Gross profit as a % of net sales)	59.2%	61.7%		(2.50)

The decrease in gross profit for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily the result of the decrease in net sales, coupled with a shift in channel mix to more wholesale channel net sales when compared to the prior year.

Gross margin decreased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, the result of the shift in sales channel mix with growth in wholesale channel net sales, which typically have lower gross margins than DTC sales, whereas the DTC channel net sales declined.

Selling, General & Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of marketing costs, wages, equity-based compensation expense, benefits costs, costs of our warehousing and logistics operations, costs of operating on third-party DTC marketplaces, professional fees and services, costs of shipping product to our customers and general corporate expenses.

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	$	%
Selling, general, and administrative expenses	$48,410	$44,622	$3,788	8.5%
SG&A as a % of net sales	56.7%	50.6%		6.1%

The increase in SG&A for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was driven by $5.5 million of variable cost increases and $1.7 million of fixed cost decreases.

The variable cost increases for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 were primarily the result of a $3.0 million increase in marketing spend and a $2.3 million increase in distribution costs.

The fixed cost decreases for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 were primarily the result of a $2.8 million decline in employee-related costs primarily as a result of decreased equity-based compensation and bonus expense, offset in part by an increase in wages as a result of the additional hires made by the Company to support future growth plans. Partially offsetting the decline in fixed costs, certain fixed cost increases were incurred, including $0.5 million in professional services costs and $0.4 million in software expenses.

Other Operating Expenses

Other operating expenses include certain costs incurred as a result of being a public company, acquisition-related expenses, business optimization and expansion expenses and management transition costs.

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	$	%
Other operating expenses	$2,211	$405	$1,806	445.9%

Other operating expenses increased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily as a result of increases to management transition costs resulting from expenses related to the addition of several senior leaders and strategic consulting arrangements.

Interest Expense, Net

Interest expense, net consists primarily of interest on our Revolving Credit Facility and Term Loan.

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	$	%
Interest expense, net	$3,106	$2,286	$820	35.9%

Interest expense, net increased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to an increase in the weighted average interest rate on our total debt balance, as well as a higher average debt balance in the current year when compared to the prior year.

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

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	$	%
Income tax expense (benefit)	$(3,195)	$311	$(3,506)	(1127.3)%

Income tax expense decreased for the three months ended March 31, 2024 when compared to the three months ended March 31, 2023, primarily due to the reduction of and shift of forecasted income between our partnership and corporate entities in the current period.

Liquidity and Capital Resources

Historically, our cash requirements have principally been for working capital purposes and acquisitions. We expect these needs to continue as we develop and grow our business. We fund our working capital, primarily comprised of inventory, and acquisitions from cash flows from operating activities, cash on hand, and borrowings under our Revolving Credit Facility. We maintain the majority of our cash and cash equivalents in accounts with major highly rated multi-national and local financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions, and any inability to access or delay in accessing these funds could adversely affect our business and financial position.

The table below reflects our sources, facilities and availability of liquidity as of March 31, 2024. See Note 5 - Long-Term Debt, Net, to the unaudited consolidated financial statements included elsewhere in this Quarterly Report.

	Liquidity Sources and Facilities	Availability
Cash and cash equivalents	$15,411	$15,411
Working capital (excluding cash and cash equivalents)	107,735	107,735
Revolving Credit Facility	82,000	267,400
Term Loan	90,000	—

Revolving Credit Facility and Term Loan

On May 12, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., the Lenders and L/C Issuers party thereto (each as defined therein) and the other parties thereto (as subsequently amended on June 2, 2021, and September 1, 2021, the “Revolving Credit Facility”). As so amended, the Revolving Credit Facility allows us to borrow up to $350.0 million of revolving loans, including the ability to issue up to $20.0 million in letters of credit, with $0.6 million of letters of credit issued and outstanding as of March 31, 2024. While our issuance of letters of credit does not increase our borrowings outstanding under the Revolving Credit Facility, it does reduce the amounts available under the Revolving Credit Facility. The Revolving Credit Facility matures on May 12, 2026 and bears interest at a rate equal to the base rate as defined in the agreement plus an applicable margin, which as of March 31, 2024, was based on SOFR. Interest is due on the last business day of each March, June, September and December.

In addition to the above, the amendment on September 1, 2021 included a provision to borrow up to $100.0 million under a term loan (the “Term Loan”). The proceeds from the Term Loan were used to fund the Chubbies acquisition. The Term Loan matures on September 1, 2026 and bears interest at a rate equal to the base rate as defined in the agreement plus an applicable margin, which as of March 31, 2024, was based on SOFR. We were required to make quarterly principal payments on the Term Loan beginning on December 31, 2021. All outstanding principal and interest due on the Term Loan are due at maturity. All required principal payments were made on time and with available cash through the three months ended March 31, 2024. Interest payments are due on a quarterly basis under the Term Loan, with the same due dates as noted for the Revolving Credit Facility above.

The Revolving Credit Facility and Term Loan are subject to certain financial covenants as described in our 2023 Form 10-K in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2024, we were in compliance with all required financial covenants.

As of March 31, 2024, there are no material changes to our primary short-term and long-term requirements for liquidity and capital as disclosed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2023 Form 10-K.

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

Cash Flows

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	$	%
Cash flows provided by (used in):
Operating activities	$(18,527)	$14,703	$(33,230)	226.0%
Investing activities	(2,387)	(1,820)	(567)	31.2%
Financing activities	16,344	(10,554)	26,898	(254.9)%

Operating activities

The $33.2 million increase in cash used in operating activities period over period, as shown in the table above, was due to a $25.4 million increase in cash usage from changes in operating assets and liabilities (“working capital”) and a $7.9 million increase in cash usage from changes in net income (loss) after non-cash adjustments, primarily due to the decline in revenue coupled with the increase in marketing spend and distribution costs in the current period. The decrease in cash provided by working capital was primarily due to:
•a $13.4 million increase in cash used in changes in accrued expenses and other current liabilities primarily due to larger cash outflows in three months ended March 31, 2024 when compared to the same period in the prior year for employee-related expenses, tax payables and advertising expenses;
•a $9.0 million decrease in cash used in changes in inventory due to increased inventory replenishment for the three months ended March 31, 2024 upon exiting the fourth quarter peak selling season as a result of a lower ending inventory balance as of the year ended 2023 when compared to the same period in the prior year;
•a $4.6 million decrease in cash used in changes in prepaid expenses and other current assets primarily due to increases in tax receivables in the three months ended March 31, 2024 compared to the same period in the prior year;
•a $5.1 million decrease in cash provided by changes in accounts receivable as a result of a larger volume of wholesale sales through our key strategic retailers and our wholesale network towards the end of the first quarter of 2024 compared to the same period in the prior year;
•partially offset by a $5.4 million increase in cash provided by changes in accounts payable as a result of the timing of payments for the three months ended March 31, 2024 when compared to the prior year; and
•the remaining changes to working capital were deemed immaterial to disclose separately.

Investing activities

The $0.6 million increase in cash used in investing activities in the current period when compared to the prior period resulted from continued investments to support our growth.

Financing activities

The $26.9 million decrease in cash used in financing activities in the current period when compared to the prior period was due to net draws on the Revolving Credit Facility.

Contractual Obligations

For information regarding our other contractual obligations, see Note 5 - Long-Term Debt, Net, Note 6 - Leases, and Note 1 - Significant Accounting Policies in this Quarterly Report and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2023 Form 10-K.

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

See Note 2 - Significant Accounting Policies, to the audited consolidated financial statements included in our 2023 Form 10-K for more information about our significant accounting policies, including our critical accounting policies. The critical accounting estimates that reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are described in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2023 Form 10-K. During the three months ended March 31, 2024, there were no material changes to our critical accounting policies and estimates from those discussed in our 2023 Form 10-K. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see “Recently Adopted Accounting Pronouncements” and “Recently Issued Accounting Pronouncements—Not Yet Adopted” in Note 1 - Significant Accounting Policies, to the unaudited consolidated financial statements included elsewhere in this Quarterly Report.

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

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates.

Interest Rate Risk

In order to maintain liquidity and fund business operations, we have a long-term credit facility and separate term loan that bear variable interest rates based on prime, federal funds, or SOFR plus an applicable margin based on our total net leverage ratio. As of March 31, 2024, we had indebtedness of $82.0 million and $90.0 million, with annualized rates of interest of 6.91% and 6.95%, under our Revolving Credit Facility and Term Loan, respectively. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors. We may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations, but as of March 31, 2024, we have not entered into any such contracts. A 100 bps increase in SOFR would increase our interest expense by approximately $1.7 million in any given year.

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

Foreign Currency Risk

Our international sales are primarily denominated in U.S. dollars. During the three months ended March 31, 2024 and 2023, net sales in international markets accounted for 6.7% and 5.9% of our consolidated net sales, respectively. We do not believe exposure to foreign currency fluctuations had a material impact on our net sales. A portion of our operating expenses are incurred outside the Unites States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. In addition, our suppliers may incur many costs, including labor costs, in other currencies. To the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margin. In addition, a strengthening of the U.S. dollar may increase the cost of our products to our customers outside of the United States. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuations from operating expenses is not material at this time. A 100 bps unfavorable change in foreign currency exchange rates to which we are exposed would increase our operating expenses by approximately $0.1 million for the three months ended March 31, 2024.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weakness in our internal control over financial reporting as described below and in Part II, Item 9A. “Controls and Procedures” in our 2023 Form 10-K.

Material Weakness

During the fourth quarter of 2023, a material weakness in our internal control over financial reporting was identified related to the lack of timely execution of controls within the financial statement close process and the lack of sufficient resources within the Company’s accounting function. Subsequently, the Company hired experienced C-Suite personnel to fill vacated positions, including a Chief Accounting Officer and Chief Financial Officer with extensive public company and financial reporting experience. Additionally, due in part to the addition of the new management personnel, the Company implemented an enhanced control environment over the financial statement close process and certain areas deemed likely to be at higher risk for the potential of misstatement. As of December 31, 2023, we finalized the design and implementation of the controls to address the material weakness. These controls will continue to operate throughout fiscal year 2024. We will periodically assess the effectiveness of these controls and adjust or enhance their design as needed such that management can assert their reliance on the controls within a reasonable period of time.

Changes in Internal Control over Financial Reporting

We continue to work to remediate our material weakness in our internal control over financial reporting as described above and in Part II, Item 9A. “Controls and Procedures” in our 2023 Form 10-K. Other than such ongoing remediation efforts, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information on the Company’s legal proceedings is set forth under Part I, Item 3. "Legal Proceedings” in our 2023 Form 10-K. There have been no material changes to the legal proceedings as described in the 2023 Form 10-K.

Item 1A. Risk Factors

You should carefully consider the risk factors set forth under Part I, Item 1A. "Risk Factors" in our 2023 Form 10-K, which risk factors are incorporated herein by reference. Such risks could materially affect our business, financial condition, and future results and are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

There were no sales of unregistered securities during the three months ended March 31, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a) None.
(b) None.
(c) During the three months ended March 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Solo Brands, Inc.	S-8	333-260826	4.1	11/5/2021
3.2	Amended and Restated Bylaws of Solo Brands, Inc.	S-8	333-260826	4.2	11/5/2021
10.1	Separation and Release of Claims Agreement, dated January 3, 2024, by and between Solo Brands, LLC and John Merris					*
10.2	First Amendment to the Separation and Release of Claims Agreement, dated March 5, 2024, by and between Solo Brands, LLC and John Merris					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Solo Brands, Inc.

Date:	May 9, 2024	By:	/s/ Chris Metz
Chris Metz
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2024	By:	/s/ Laura Coffey
Laura Coffey
Chief Financial Officer
(Principal Financial Officer)