Form 10-Q
period 2024-06-30
Solo Brands, Inc.
filed 2024-08-07
CIK 1870600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or

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

As of August 5, 2024, there were 58,547,753 shares of the registrant’s Class A common stock, $0.001 par value per share, outstanding and 33,082,285 shares of the registrant’s Class B common stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, our ability to maintain and strengthen our brand to generate and maintain ongoing demand for our products, our ability to successfully design and develop new products, our ability to effectively manage our growth and accurately forecast demand for our products or our results of operations, our ability to maintain a successful marketing strategy with existing and future customers, our reliance on third-party manufacturers and the cooperation of our suppliers, our ability to cost-effectively attract new customers and retain our existing customers; our failure to maintain product quality and product performance at an acceptable cost, fluctuations in the cost and availability of raw materials, equipment, labor, and transportation, which could cause manufacturing delays or increase our costs, our collection, use, storage, disclosure, transfer and other processing of personal information, which could give rise to significant costs and liabilities, the impact of product liability and warranty claims and product recalls; the highly competitive market in which we operate, business interruptions resulting from geopolitical-conflict on the global economy, energy supplies and raw materials, problems with, or loss of, our suppliers or an inability to obtain raw materials, the ability of our stockholders to influence corporate matters, additional costs and risks associated with our adoption of environmental, social and governance (“ESG”) initiatives and frameworks, our ability to remediate the material weakness we have identified and the timing thereof, and the important factors discussed in Part I, Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2024, as amended by Amendment No. 1 on Form 10-K/A that was filed with the SEC on May 9, 2024 (as amended, the “2023 Form 10-K”), and in Part II, Item 1A. “Risk Factors” in this Quarterly Report, as any such factors may be updated from time to time in its other filings with the SEC. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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
i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLO BRANDS, INC.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except par value and per unit data)	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$20,100	$19,842
Accounts receivable, net of allowance for credit losses of $0.9 million and $1.5 million as of June 30, 2024 and December 31, 2023, respectively	36,778	42,725
Inventory	100,780	111,613
Prepaid expenses and other current assets	29,958	21,893
Total current assets	187,616	196,073
Non-current assets
Property and equipment, net	27,899	26,159
Intangible assets, net	211,832	221,010
Goodwill	169,648	169,648
Operating lease right-of-use assets	32,349	30,788
Other non-current assets	12,657	15,640
Total non-current assets	454,385	463,245
Total assets	$642,001	$659,318

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$24,451	$21,846
Accrued expenses and other current liabilities	39,281	55,155
Deferred revenue	2,845	5,310
Current portion of long-term debt	8,750	6,250
Total current liabilities	75,327	88,561
Non-current liabilities
Long-term debt, net	153,423	142,993
Deferred tax liability	18,697	17,319
Operating lease liabilities	26,975	24,648
Other non-current liabilities	7,832	13,534
Total non-current liabilities	206,927	198,494

Commitments and contingencies (Note 1)

Shareholders’ equity
Class A common stock, par value $0.001 per share; 468,767,205 shares authorized, 58,513,440 shares issued and outstanding as of June 30, 2024; 468,767,205 shares authorized, 57,947,711 issued and outstanding as of December 31, 2023	59	58
Class B common stock, par value $0.001 per share; 50,000,000 shares authorized, 33,071,063 shares issued and outstanding as of June 30, 2024; 50,000,000 shares authorized, 33,047,780 issued and outstanding as of December 31, 2023	33	33
Additional paid-in capital	359,594	357,385
Retained earnings (accumulated deficit)	(121,971)	(115,458)
Accumulated other comprehensive income (loss)	(306)	(230)
Treasury stock	(679)	(526)
Equity attributable to the controlling interest	236,730	241,262
Equity attributable to non-controlling interests	123,017	131,001
Total equity	359,747	372,263
Total liabilities and equity	$642,001	$659,318

See Notes to Consolidated Financial Statements (Unaudited)

SOLO BRANDS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per unit data)	2024	2023	2024	2023
Net sales	$131,550	$130,927	$216,874	$219,134
Cost of goods sold	48,913	47,856	83,693	81,660
Gross profit	82,637	83,071	133,181	137,474
Operating expenses
Selling, general & administrative expenses	70,808	63,524	119,218	108,146
Depreciation and amortization expenses	6,406	6,349	12,681	12,527
Other operating expenses	3,183	2,132	5,394	2,537
Total operating expenses	80,397	72,005	137,293	123,210
Income (loss) from operations	2,240	11,066	(4,112)	14,264
Non-operating (income) expense
Interest expense, net	3,563	2,490	6,669	4,776
Other non-operating (income) expense	20	(5,546)	241	(5,878)
Total non-operating (income) expense	3,583	(3,056)	6,910	(1,102)
Income (loss) before income taxes	(1,343)	14,122	(11,022)	15,366
Income tax expense (benefit)	2,694	2,608	(501)	2,919
Net income (loss)	(4,037)	11,514	(10,521)	12,447
Less: net income (loss) attributable to noncontrolling interests	(926)	4,090	(4,008)	4,099
Net income (loss) attributable to Solo Brands, Inc.	$(3,111)	$7,424	$(6,513)	$8,348

Other comprehensive income (loss)
Foreign currency translation, net of tax	$33	$108	$76	$121
Comprehensive income (loss)	(4,004)	11,622	(10,445)	12,568
Less: other comprehensive income (loss) attributable to noncontrolling interests	12	39	27	43
Less: net income (loss) attributable to noncontrolling interests	(926)	4,090	(4,008)	4,099
Comprehensive income (loss) attributable to Solo Brands, Inc.	$(3,090)	$7,493	$(6,464)	$8,426

Net income (loss) per Class A common stock
Basic	$(0.05)	$0.12	$(0.11)	$0.13
Diluted	$(0.05)	$0.12	$(0.11)	$0.13

Weighted-average Class A common stock outstanding
Basic	58,291	63,620	58,180	63,143
Diluted	58,291	64,081	58,180	63,291

See Notes to Consolidated Financial Statements (Unaudited)

SOLO BRANDS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,521)	$12,447
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	13,127	12,887
Operating lease right-of-use assets expense	4,633	3,982
Equity-based compensation	2,866	9,750
Deferred income taxes	890	(661)
Amortization of debt issuance costs	430	430
Changes in accounts receivable reserves	184	650
Change in fair value of contingent consideration	162	—
Loss (gain) on disposal of property and equipment	—	46
Warranty provision	(37)	—
Changes in assets and liabilities
Accounts receivable	5,709	1,901
Inventory	10,598	20,692
Prepaid expenses and other current assets	(8,068)	(682)
Accounts payable	2,349	1,174
Accrued expenses and other current liabilities	(17,480)	(3,578)
Deferred revenue	(2,465)	(3,125)
Operating lease ROU assets and liabilities	(2,156)	(3,886)
Other non-current assets and liabilities	(3,069)	(232)
Net cash (used in) provided by operating activities	(2,848)	51,795
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,225)	(3,466)
Acquisitions, net of cash acquired	—	(5,421)
Net cash (used in) provided by investing activities	(5,225)	(8,887)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	30,000	35,000
Repayments of long-term debt	(17,500)	(7,500)
Common stock repurchases	—	(28,479)
Distributions to non-controlling interests	(4,284)	(4,964)
Surrender of stock to settle taxes on restricted stock awards	(153)	52
Stock issued under employee stock purchase plan	178	106
Net cash (used in) provided by financing activities	8,241	(5,785)
Effect of exchange rate changes on cash	90	187
Net change in cash and cash equivalents	258	37,310
Cash and cash equivalents balance, beginning of period	19,842	23,293
Cash and cash equivalents balance, end of period	$20,100	$60,603

SUPPLEMENTAL NONCASH INVESTING AND FINANCING DISCLOSURES:
Operating lease right of use assets obtained in exchange for lease obligations	6,109	2,532

See Notes to Consolidated Financial Statements (Unaudited)

SOLO BRANDS, INC.
Consolidated Statements of Equity
(Unaudited)

	Class A Common Stock		Class B Common Stock
(In thousands)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Shareholders’ Equity
Balance at December 31, 2023	57,948	$58	33,048	$33	$357,385	$(115,458)	$(230)	$(526)	$131,001	$372,263
Net income (loss)	—	—	—	—	—	(3,402)	—	—	(3,082)	(6,484)
Equity-based compensation, net of income tax expense (benefit)	—	—	—	—	1,109	—	—	—	—	1,109
Other comprehensive income (loss)	—	—	—	—	—	—	(43)	—	—	(43)
Tax distributions to non-controlling interests	—	—	—	—	—	—	—	—	(4,284)	(4,284)
Surrender of stock to settle taxes on equity awards	—	—	—	—	—	—	—	(122)	—	(122)
Vested equity-based compensation and re-allocation of ownership percentage	213	—	20	—	(349)	—	—	—	349	—
Balance at March 31, 2024	58,161	$58	33,068	$33	$358,145	$(118,860)	$(273)	$(648)	$123,984	$362,439
Net income (loss)	—	—	—	—	—	(3,111)	—	—	(926)	(4,037)
Equity-based compensation, net of income tax expense (benefit)	—	—	—	—	1,230	—	—	—	—	1,230
Other comprehensive income (loss)	—	—	—	—	—	—	(33)	—	—	(33)
Tax distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—
Employee stock purchase plan	54	1	—	—	178	—	—	—	—	179
Surrender of stock to settle taxes on equity awards	—	—	—	—	—	—	—	(31)	—	(31)
Vested equity-based compensation and re-allocation of ownership percentage	298	—	3	—	41	—	—	—	(41)	—
Balance at June 30, 2024	58,513	$59	33,071	$33	$359,594	$(121,971)	$(306)	$(679)	$123,017	$359,747

See Notes to Consolidated Financial Statements (Unaudited)

SOLO BRANDS, INC.
Consolidated Statements of Equity
(Unaudited)

	Class A Common Stock		Class B Common Stock
(In thousands)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2022	63,651	$64	32,158	$32	$358,118	$5,746	$(499)	$(35)	$211,571	$574,997
Net income (loss)	—	—	—	—	—	924	—	—	9	933
Equity-based compensation, net of income tax expense (benefit)	—	—	—	—	3,703	—	—	—	1,061	4,764
Other comprehensive income (loss)	—	—	—	—	—	—	70	—	34	104
Tax distributions to non-controlling interests	—	—	—	—	—	—	—	—	(6,178)	(6,178)
Vested equity-based compensation and re-allocation of ownership percentage	38	—	227	—	(829)	—	—	—	829	—
Balance at March 31, 2023	63,689	$64	32,385	$32	$360,992	$6,670	$(429)	$(35)	$207,326	$574,620
Net income (loss)	—	—	—	—	—	7,424	—	—	4,090	11,514
Equity-based compensation, net of income tax expense (benefit)	—	—	—	—	5,345	—	—	—	1,155	6,500
Other comprehensive income (loss)	—	—	—	—	—	—	117	—	50	167
Tax distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,225)	(1,225)
Employee stock purchase plan	36	—	—	—	106	—	—	—	—	106
Common stock repurchase	(5,639)	—	—	—	—	19,888	—	(28,479)	—	(8,591)
Treasury stock retirement	—	(6)	—	—	—	(28,022)	—	28,028	—	—
Surrender of stock to settle taxes on equity awards	—	—	—	—	52	—	—	—	—	52
Vested equity-based compensation and re-allocation of ownership percentage	216	—	225	1	(13,115)	—	—	—	13,116	2
Balance at June 30, 2023	58,302	$58	32,610	$33	$353,380	$5,960	$(312)	$(486)	$224,512	$583,145

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

Commitments and Contingencies

From time to time, the Company is involved in various legal proceedings that arise in the normal course of business. While the Company intends to prosecute and defend any lawsuit vigorously, the Company presently believes that the ultimate outcome of any currently pending legal proceeding will not have any material adverse effect on its financial position, cash flows, or results of operations. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, which could impact the Company’s business and the results of operations for the period in which the ruling occurs or future periods. Based on the information available, the Company evaluates the likelihood of potential outcomes. The Company records the appropriate liability when the amount is deemed probable and reasonably estimable. In addition, the Company does not accrue for estimated legal fees and other directly related costs because they are expensed as incurred. The Company is not currently a party to any pending litigation that it considers material. Therefore, the consolidated balance sheets do not include a liability for any potential obligations as of June 30, 2024 and December 31, 2023.

Recently Adopted Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires that an acquirer recognize and measure contract assets and liabilities acquired in a business combination in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606) in order to align the recognition of a contract liability with the definition of a performance obligation. We adopted ASU 2021-08 in the first quarter of 2024 and for all periods subsequent to adoption, will recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606, for which recognition and measurement would have occurred under Topic 805 prior to adoption.

Recently Issued Accounting Pronouncements - Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU amended the existing segment reporting requirements by requiring disclosure of the significant segment expenses based on how management internally views segment information and by allowing the disclosure of more than one measure of segment profit or loss, as well as by expanding the interim period segment requirements. The ASU also requires single-reportable segment entities to report the disclosures required under Topic 280. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements, but will require certain additional disclosures when adopted in the Company’s 2024 Form 10-K.

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

NOTE 2 – Revenue

The Company principally engages in (1) direct-to-consumer (“DTC”) transactions, which are primarily comprised of product sales directly from the Company’s websites, and (2) business-to-business transactions, or retail(1), which are comprised of product sales to retailers, including where possession of the Company's products is taken and sold by the retailer in-store or online.

The following table disaggregates net sales by channel:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales by channel
Direct-to-consumer	$98,770	$99,650	$149,813	$154,400
Retail	32,780	31,277	67,061	64,734
Net sales	$131,550	$130,927	$216,874	$219,134
(1) Retail sales were previously referred to as wholesale sales. Retail sales and associated business results from such retail sales have been reflected as retail in this Quarterly Report and will be reflected as such in subsequent filings of the Company with the SEC.

NOTE 3 – Inventory

Inventory consisted of the following:

	June 30, 2024	December 31, 2023
Finished products on hand	$76,719	$83,755
Finished products in transit	15,523	21,488
Raw materials	8,538	6,370
Inventory	$100,780	$111,613

NOTE 4 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2024	December 31, 2023
Tax receivable	$10,414	$2,619
Non-trade receivables	7,668	8,128
Prepaid marketing	4,578	340
Inventory deposits	3,188	4,961
Insurance	1,295	1,996
Prepaid software	1,211	642
Other	1,604	3,207
Prepaid expenses and other current assets	$29,958	$21,893

NOTE 5 – Accrued Expenses and Other Current Liabilities

Significant accrued expenses and other current liabilities were as follows:

	June 30, 2024	December 31, 2023
Leases	$8,430	$7,575
Marketing	6,367	5,936
Allowance for sales returns	4,583	3,316
Inventory(1)	4,470	14,780
Payroll	4,344	6,451
Non-income taxes	4,094	5,374
Shipping costs	1,508	3,747
Allowance for sales rebates	1,300	3,074
Income taxes	392	2,782
Other	3,793	2,120
Accrued expenses and other current liabilities	$39,281	$55,155

(1) The inventory line item decreased by $10.3 million as a result of invoices received subsequent to December 31, 2023. The timing differences resulting in the late receipt of invoices as of December 31, 2023 has not recurred in subsequent periods.

NOTE 6 – Long-Term Debt, Net

Long-term debt, net consisted of the following:

	Weighted-Average Interest Rate at June 30, 2024	June 30, 2024	December 31, 2023
Term loan	6.93%	$88,750	$91,250
Revolving credit facility	7.00%	75,000	60,000
Unamortized debt issuance costs		(1,577)	(2,007)
Total debt, net of debt issuance costs		162,173	149,243
Less: current portion of long-term debt		8,750	6,250
Long-term debt, net		$153,423	$142,993

Long-term debt, net approximates fair value and is valued using Level 2 inputs within the fair value hierarchy, as defined in Note 2 - Significant Accounting Policies, in the 2023 Form 10-K. See Note 9 - Fair Value Measurements of this Quarterly Report for more information regarding the fair value considerations for long-term debt, net.

Interest expense was $3.6 million and $6.7 million for the three and six months ended June 30, 2024, respectively, and $2.5 million and $4.8 million for the corresponding periods in 2023, respectively.

During the six months ended June 30, 2024, the Company made draws of $30.0 million and payments of $15.0 million under the Revolving Credit Facility. Availability for future draws on the Revolving Credit Facility was $274.4 million, net of $0.6 million of letters of credit issued and outstanding, and $289.4 million as of June 30, 2024 and December 31, 2023, respectively.

The Company was in compliance with all covenants under all credit arrangements as of June 30, 2024.

As of June 30, 2024, the future maturities of principal amounts of our total debt obligations, excluding finance lease obligations, through maturity and in total, consists of the following:

Years Ending December 31,	Amount
2024 (remaining six months)	$3,750
2025	10,625
2026	149,375
Total	$163,750

NOTE 7 – Equity-Based Compensation

Equity-based compensation expense totaled approximately $1.7 million and $2.9 million for the three and six months ended June 30, 2024, respectively, and $5.0 million and $9.8 million for the corresponding periods in 2023, respectively. Our stock options have contractual terms of four to ten years and become exercisable over a three-year period. Expense related to stock options is recognized on a straight-line basis over the vesting period. Expense related to restricted stock units ("RSUs") issued to eligible employees under the Solo Brands, Inc. 2021 Incentive Award Plan (the “Incentive Award Plan”) is recognized over the vesting period, generally between three years and four years. Expense related to RSUs granted to non-employee directors under the Incentive Award Plan is recognized on a straight-line basis over the vesting period, with newly appointed non-employee directors grants vesting over a three-year period and grants to continuing non-employee directors vesting over a one-year period. Expense related to performance stock units (“PSUs”) is recognized on a straight-line basis from their award date to the end of the performance period, generally two years. Expense related to special performance stock units (“SPSUs”) is recognized on a straight-line basis from their award date to the end of the requisite service period of three years. Expense related to the Executive Performance Stock Units (“EPSUs”) is recognized over the derived service period.

The following table summarizes equity-based compensation awards granted during the six months ended June 30, 2024:

(In thousands, except per unit data)	Number of Shares Granted	Weighted Average Grant-Date Fair Value per Award
RSUs	2,624	$2.32
EPSUs	1,468	$2.36
SPSUs	1,001	$1.23

Executive Performance Stock Units

In January 2024, the Company granted EPSUs to the Chief Executive Officer (“CEO”) under the Incentive Award Plan. The EPSUs are unfunded, unsecured rights to receive, if the Company achieves certain stock price targets (measured as a volume-weighted stock price over 100 consecutive trading days) at any time until the three and half year anniversary of the grant date and the grantee remains an employee of the Company, shares of our Class A common stock or an amount in cash of equal fair market value of a share on the day immediately preceding the settlement date. As the EPSUs contain a market condition, the Company will recognize the full amount of compensation expense regardless of if the stock price targets are achieved, but only as long as the grantee remains an employee of the Company.

In connection with the grant of SPSUs in April 2024, the Company modified the EPSUs previously granted to increase the number of awards granted, lower the stock price targets and change the number of days used for the volume-weighted stock price measure to 30 consecutive trading days.

The EPSUs are divided into four tranches. The fair value of the EPSUs granted in the six months ended June 30, 2024 was derived using a Monte Carlo simulation. It was determined that mid-points between $1.99 to $2.17 for the pre-modification awards and $2.23 to $2.66 post-modification were the most reasonable estimate of grant date fair value for each of the four tranches. The grant date fair values of the EPSUs are a non-recurring measurement and are considered a level 3 estimate. See Note 2 - Significant Accounting Policies within the annual consolidated financial statements in the Company’s 2023 Form 10-K for additional information about the fair value framework and the levels within. Additionally, due to the full vesting of the awards upon achievement of the stock price target and continued employment, or within 180 days of termination without cause or Good Reason (as defined within the employment agreement filed as Exhibit 10.36 to the 2023 Form 10-K), the period over which compensation expense will be recognized was derived through the same Monte Carlo simulations.

The table below contains the derived service periods over which compensation expense will be recognized is as follows for each of the four tranches of EPSUs:

EPSUs’ Vesting Tranche	Pre-Modification Derived Service Period	Post-Modification Derived Service Period
First Vesting Tranche	1.37 years	1.16 years
Second Vesting Tranche	1.43 years	1.48 years
Third Vesting Tranche	1.48 years	1.70 years
Fourth Vesting Tranche	1.58 years	1.79 years

In the event the Company incurs a Change in Control (as defined in the Incentive Award Plan), any previously unvested EPSUs will vest based on the price per share received by or payable with respect to the common stockholders in connection with the transaction, pro-rated to reflect a price per share that falls between two stock price goals. EPSUs that remain unvested as of the expiration date or upon the employee’s termination will be automatically forfeited and terminated without consideration.

Special Performance Stock Units

In April 2024, the Company granted SPSUs under the Incentive Award Plan. The SPSUs are unfunded, unsecured rights to receive, if the Company achieves certain stock price targets (measured as a volume-weighted stock price over 30 consecutive trading days) at any time until the three year anniversary of the grant date and the grantee remains an employee of the Company, shares of our Class A common stock or an amount in cash of equal fair market value of a share on the day immediately preceding the settlement date. As the SPSUs contain a market condition, the Company will recognize the full amount of compensation expense regardless of if the stock price targets are achieved, but only as long as the grantee remains an employee of the Company.

The SPSUs are divided into three tranches. The fair value of the SPSUs granted in the six months ended June 30, 2024 were derived using a Monte Carlo simulation. It was determined that mid-points between $1.07 to $1.43 were the most reasonable estimate of grant date fair value for each of the three tranches. The grant date fair values of the SPSUs are a non-recurring measurement and are considered a level 3 estimate. The SPSUs have a requisite service period of three years over which compensation expense will be recognized.

NOTE 8 – Income Taxes

Provision for Income Taxes

The Company is subject to U.S. federal, federal, state, and local income taxes on the Company's allocable share of taxable income of Holdings. The subsidiaries of Holdings are also subject to income taxes in the foreign jurisdictions in which they operate. We are the sole managing member of Holdings, and as a result, consolidate the financial results of Holdings. Holdings is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Holdings is generally not subject to U.S. federal and certain state and local income taxes. Instead, taxable income or loss is allocated to its members on a pro rata basis. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss of Holdings, as well as any stand-alone income or loss generated by Solo Brands, Inc. Correspondingly, our forecasted annual effective tax rate (“AETR”) was 9.1% as of June 30, 2024.

The effective income tax rate was (200.6)% and 4.5% for the three and six months ended June 30, 2024, compared to 18.9% and 19.4% for the corresponding periods in 2023. The decrease for the three and six months ended June 30, 2024 was primarily driven by a decrease to the forecasted AETR and the shift of income to certain corporate subsidiaries within our partnership, a reduction of income attributable to noncontrolling interests, nondeductible compensation and the impacts of other discrete items recorded in the current period.

The weighted-average ownership interest in Holdings was 63.8% and 63.8% for the three and six months ended June 30, 2024, respectively, and 65.1% and 65.7% for the three and six months ended June 30, 2023.

Deferred Tax Assets and Liabilities

As of June 30, 2024, the total deferred tax liability related to the basis difference in the Company's investment in Holdings was $10.5 million. The total net basis difference currently recorded would reverse upon the eventual sale of its interest in Holdings as a capital gain.

During the three and six months ended June 30, 2024, the Company did not recognize any deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement, as defined in Note 15 - Income Taxes, to the audited consolidated financial statements included in our 2023 Form 10-K.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of June 30, 2024, the Company concluded, based on the weight of all available positive and negative evidence, that all of the partnership deferred tax assets related to Holdings are more likely than not to be realized. During the year ended December 31, 2023, the Company evaluated and concluded that there was significant negative evidence related to the realizability of Oru's deferred tax assets, resulting in the Company recording a full valuation allowance against the deferred tax assets of Oru. As of June 30, 2024, there has been no change in the valuation allowance assessment related to Oru deferred tax assets.

NOTE 9 – Fair Value Measurements

The Company has established a fair value hierarchy which prioritizes the inputs to the valuation techniques used to measure fair value into three levels. These levels are determined based on the lowest level input that is significant to the fair value measurement. Levels within the hierarchy are defined within Note 2 - Significant Accounting Policies, in the 2023 Form 10-K.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements
June 30, 2024	Total Fair Value	Level 1	Level 2	Level 3
Financial liabilities:
Long-term debt, net	$153,423	$—	$153,423	$—
Contingent Consideration	$5,956	$—	$—	$5,956

		Fair Value Measurements
December 31, 2023	Total Fair Value	Level 1	Level 2	Level 3
Financial liabilities:
Long-term debt, net	$142,993	$—	$142,993	$—
Contingent Consideration	$5,794	$—	$—	$5,794

There were no transfers between the valuation hierarchy Levels 1, 2 and 3 for three and six months ended June 30, 2024 and year ended December 31, 2023.

Liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

June 30, 2024	Contingent Consideration
Beginning balance (December 31, 2023)	$5,794
Total change in fair value (gain) loss included in earnings	162
Ending Balance	$5,956

The contingent consideration as of June 30, 2024 consists of a post-closing payment, resulting from acquisition activity in 2023 and relies on forecasted results through the expected post-closing payment period. The fair value of the post-closing payment is valued using a threshold and cap (capped call) structure. This contingent considerations represents a stand-alone liability that is measured at fair value on a recurring basis each reporting date using inputs that are unobservable and significant to the overall fair value measurement and are considered a level 3 estimate. The contingent consideration liability is recorded in other non-current liabilities on the consolidated balance sheets. Changes in fair value of contingent consideration are recorded in selling, general and administrative expenses.

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, contingent consideration and bank indebtedness. The carrying amount of cash, accounts receivable, and accounts payable, approximates fair value due to the short-term maturity of these instruments.

There were no other material nonrecurring fair value measurements during the periods ended June 30, 2024 and December 31, 2023.

NOTE 10 - Variable Interest Entities

As of June 30, 2024 and December 31, 2023, we consolidated one entity that is a VIE, that relates to a manufacturing entity for Oru, for which we are the primary beneficiary. Through a management agreement governing the entity, we manage the entities and handle all day-to-day operating decisions. Accordingly, we have the decision-making power over the activities that most significantly impact the economic performance of our VIE and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, manufacturing schedules, production processes, units of production and types of products. The Company is contractually obligated to provide financial support to the VIE.

Total assets of the VIE included on the consolidated balance sheet as of June 30, 2024 and December 31, 2023 were $2.6 million and $3.7 million, respectively. Total liabilities of the VIE included on the consolidated balance sheets as of June 30, 2024 and December 31, 2023 were $2.8 million and $3.9 million, respectively.

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

The following table sets forth the calculation of the basic and diluted net income (loss) per share for the Company’s Class A common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(4,037)	$11,514	$(10,521)	$12,447
Less: Net income (loss) attributable to non-controlling interests	(926)	4,090	(4,008)	4,099
Net income (loss) attributable to Solo Brands, Inc.	$(3,111)	$7,424	$(6,513)	$8,348

Weighted average shares of Class A common stock outstanding - basic	58,291	63,620	58,180	63,143
Effect of dilutive securities	—	461	—	148
Weighted average shares of Class A common stock outstanding - diluted	58,291	64,081	58,180	63,291

Net income (loss) per share of Class A common stock outstanding - basic	$(0.05)	$0.12	$(0.11)	$0.13
Net income (loss) per share of Class A common stock outstanding - diluted	$(0.05)	$0.12	$(0.11)	$0.13

During the three months ended June 30, 2024 and 2023, 0.1 million and 0.3 million options and 2.5 million and 0.3 million restricted stock units, respectively, were not included in the computation of diluted net income per share because their effect would have been anti-dilutive. During the six months ended June 30, 2024 and 2023, 0.1 million and 0.4 million options and 1.7 million and 0.5 million restricted stock units, respectively, were not included in the computation of diluted net income per share because their effect would have been anti-dilutive.

The shares of Class B common stock and the granted PSUs are subject to a contingency that is not based on the Company’s share price or the price of the convertible instrument, as disclosed in Note 14 - Equity-Based Compensation, in the 2023 Form 10-K. As such, contingently convertible shares where conversion is not tied to a market price trigger or price of the convertible instrument are excluded from the calculation of diluted EPS until such time as the contingency has been resolved under the if-converted method. Additionally, the Company has issued EPSUs that contain a market condition and vest immediately upon satisfaction of said market condition. As a result of the immediate vesting feature, the EPSUs will in all cases be neither dilutive nor anti-dilutive.

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

Overview

We own and operate premium brands with ingenious products that we market and deliver through our direct-to-consumer (“DTC”) platform and retail partnerships. We aim to help our customers enjoy good moments that create lasting memories. We consistently deliver innovative, high-quality products that are loved by our customers and revolutionize the outdoor experience, build community and help everyday people reconnect with what matters most.

For the three months ended June 30, 2024, we experienced an increase in our net sales from $130.9 million for the three months ended June 30, 2023 to $131.6 million for the current period. The growth in net sales was primarily driven by the continued growth in our retail channel net sales(1). Similar to prior periods, we continued to see net sales channel mix shift from DTC to retail, with retail channel net sales growing 4.8%. While the DTC channel net sales trailed those of the prior period of the prior year, primarily resulting from the sustained demand for lower priced items within the DTC channel, the decline was nominal within the second quarter.

For the six months ended June 30, 2024, we experienced a decrease in our net sales from $219.1 million for the six months ended June 30, 2023 to $216.9 million for the current period. The decline in net sales was primarily driven by a decline in DTC channel net sales, primarily attributable to the first quarter. The first quarter DTC channel net sales decline was driven by inefficient marketing, resulting from non-productive spend associated with a legacy marketing contract. The decline was offset in part by increases within our retail channel net sales, resulting from the continued growth within our retail strategic partnerships and the net sales channel mix shift from DTC to retail.

(1) Retail channel net sales were previously referred to as wholesale channel net sales. Retail channel net sales have been reflected in this Quarterly Report and will be reflected as such in subsequent filings of the Company with the SEC.

Results of Operations
Three and Six Months Ended June 30, 2024 Compared to the Three and Six Months Ended June 30, 2023

Net Sales

Net sales are comprised of DTC and retail channel net sales to retail partners. Net sales in both channels reflect the impact of partial shipments, product returns, and discounts for certain sales programs or promotions.

Our net sales have historically included a seasonal component. In the DTC net sales channel, our historical net sales tend to be highest in our second and fourth quarters, while our retail net sales channel has generated higher sales in the first and third quarters. Additionally, we expect variances in our net sales throughout the year relative to the timing of new product launches.

	Three Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%
Net sales	131,550	130,927	623	0.5%
DTC net sales	98,770	99,650	(880)	(0.9)%
Retail net sales	32,780	31,277	1,503	4.8%

	Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%
Net sales	$216,874	$219,134	$(2,260)	(1.0)%
DTC net sales	149,813	154,400	(4,587)	(3.0)%
Retail net sales	67,061	64,734	2,327	3.6%

The increase in net sales for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was driven by the increase in orders within the retail channel net sales offset by a slight decline in DTC net sales. The increase in order volume within the retail sales channel was driven by the continued growth with our retail strategic partnerships.

The decrease in net sales for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily the result of less effective marketing in the first quarter of 2024 and thereby lower site traffic within our DTC net sales channel. The retail channel net sales continued to benefit from growth within our retail strategic partnerships, evidenced by the increase in order volume throughout the first six months of the year..

Cost of Goods Sold and Gross Profit

Gross profit reflects net sales less cost of goods sold, which primarily includes the purchase cost of our products from our third-party manufacturers, inbound freight and duties, costs related to manufacturing of certain of our products, product quality testing and inspection costs and depreciation on molds and equipment that we own.

	Three Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%
Cost of goods sold	$48,913	$47,856	$1,057	2.2%
Gross profit	82,637	83,071	(434)	(0.5)%
Gross margin (Gross profit as a % of net sales)	62.8%	63.4%		(0.60)

	Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%
Cost of goods sold	$83,693	$81,660	$2,033	2.5%
Gross profit	133,181	137,474	(4,293)	(3.1)%
Gross margin (Gross profit as a % of net sales)	61.4%	62.7%		(1.30)

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

The increase in cost of goods sold for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 and the decreases in gross profit and gross margin for the same period was primarily the result of certain fair value adjustments related to acquired inventory in the 2023 acquisitions.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

The increase in cost of goods sold for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily the result of sales activity, with no comparable amount in the prior period, and certain fair value adjustments related to acquired inventory, both stemming from the 2023 acquisitions.

The decrease in gross profit and gross margin for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily the result of the decrease in net sales, coupled with product mix shift and inventory fair value write-ups, stemming from the 2023 acquisitions.

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

	Three Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%
Selling, general, and administrative expenses	$70,808	$63,524	$7,284	11.5%
SG&A as a % of net sales	53.8%	48.5%		5.3%

	Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%
Selling, general, and administrative expenses	$119,218	$108,146	$11,072	10.2%
SG&A as a % of net sales	55.0%	49.4%		5.6%

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

The increase in SG&A for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was driven by $4.5 million of variable cost increases and $2.8 million of fixed cost increases.

The variable cost increases for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 were primarily the result of a $2.6 million increase in marketing spend and a $1.7 million increase in distribution costs resulting from increases in shipping and fulfillment costs due to the increase in order volume.

The fixed cost increases for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 were primarily the result of a $1.2 million increase in employee-related costs driven by separation of certain management personnel and addition of senior leadership positions, as well as additional increases in professional services and information technology expenditures, each of which were incurred to support future growth plans.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

The increase in SG&A for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was driven by $9.9 million of variable cost increases and $1.1 million of fixed cost increases.

The variable cost increases for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 were primarily the result of a $5.6 million increase in marketing spend and a $4.1 million increase in distribution costs resulting from increases in shipping and fulfillment costs and the increase in order volume.

The fixed cost increases for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 were primarily the result of increases of $1.3 million in professional services costs and $1.0 million in software expenses, offset in part by a $1.6 million decline in employee-related costs stemming from decreased equity-based compensation and bonus expense.

Other Operating Expenses

Other operating expenses include certain costs incurred as a public company, acquisition-related expenses, business optimization and expansion expenses and management transition costs.

	Three Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%
Other operating expenses	$3,183	$2,132	$1,051	49.3%

	Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%
Other operating expenses	$5,394	$2,537	$2,857	112.6%

Other operating expenses increased for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, primarily as a result of increases to management transition costs resulting from expenses related to additional senior leadership positions and strategic consulting engagements.

Interest Expense, Net

Interest expense, net consists primarily of interest on our Revolving Credit Facility and Term Loan.

	Three Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%
Interest expense, net	$3,563	$2,490	$1,073	43.1%

	Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%
Interest expense, net	$6,669	$4,776	$1,893	39.6%

Interest expense, net increased for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 due to an increase in the weighted average interest rate on our total debt balance, as well as a higher average debt balance in the current year when compared to the prior year.

Income Taxes

The Company is subject to U.S. federal, federal, state, and local income taxes on the Company's allocable share of taxable income of Holdings. The subsidiaries of Holdings are also subject to income taxes in the foreign jurisdictions in which they operate. We are the sole managing member of Holdings, and as a result, consolidate the financial results of Holdings. Holdings is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Holdings is generally not subject to U.S. federal and certain state and local income taxes. Instead, taxable income or loss is allocated to its members on a pro rata basis. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss of Holdings, as well as any stand-alone income or loss generated by Solo Brands, Inc.

	Three Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%
Income tax expense (benefit)	$2,694	$2,608	$86	3.3%

	Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%
Income tax expense (benefit)	$(501)	$2,919	$(3,420)	(117.2)%

Income tax expense decreased for the three and six months ended June 30, 2024 when compared to the three and six months ended June 30, 2023, driven by a decrease to the forecasted AETR and the shift of income to certain corporate subsidiaries within our partnership, a reduction of income attributable to noncontrolling interests, nondeductible compensation and the impacts of other discrete items recorded in the current period.

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

The table below reflects our sources, facilities and availability of liquidity as of June 30, 2024. See Note 6 - Long-Term Debt, Net, to the unaudited consolidated financial statements included elsewhere in this Quarterly Report.

	Liquidity Sources and Facilities	Availability
Cash and cash equivalents	$20,100	$20,100
Working capital (excluding cash and cash equivalents)	92,189	92,189
Revolving Credit Facility	75,000	274,400
Term Loan	88,750	—

Revolving Credit Facility and Term Loan

On May 12, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., the Lenders and L/C Issuers party thereto (each as defined therein) and the other parties thereto (as subsequently amended on June 2, 2021, and September 1, 2021, the “Revolving Credit Facility”). As so amended, the Revolving Credit Facility allows us to borrow up to $350.0 million of revolving loans, including the ability to issue up to $20.0 million in letters of credit, with $0.6 million of letters of credit issued and outstanding as of June 30, 2024. While our issuance of letters of credit does not increase our borrowings outstanding under the Revolving Credit Facility, it does reduce the amounts available under the Revolving Credit Facility. The Revolving Credit Facility matures on May 12, 2026 and bears interest at a rate equal to the base rate as defined in the agreement plus an applicable margin, which as of June 30, 2024, was based on SOFR. Interest is due on the last business day of each March, June, September and December.

In addition to the above, the amendment on September 1, 2021 included a provision to borrow up to $100.0 million under a term loan (the “Term Loan”). The proceeds from the Term Loan were used to fund the Chubbies acquisition. The Term Loan matures on May 12, 2026 and bears interest at a rate equal to the base rate as defined in the agreement plus an applicable margin, which as of June 30, 2024, was based on SOFR. We were required to make quarterly principal payments on the Term Loan beginning on December 31, 2021. All outstanding principal and interest due on the Term Loan are due at maturity. All required principal payments were made on time and with available cash through the six months ended June 30, 2024. Interest payments are due on a quarterly basis under the Term Loan, with the same due dates as noted for the Revolving Credit Facility above.

The Revolving Credit Facility and Term Loan are subject to certain financial covenants as described in our 2023 Form 10-K in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.” As of June 30, 2024, we were in compliance with all required financial covenants.

As of June 30, 2024, there are no material changes to our primary short-term and long-term requirements for liquidity and capital as disclosed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2023 Form 10-K.

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

Cash Flows

	Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%
Cash flows provided by (used in):
Operating activities	$(2,848)	$51,795	$(54,643)	105.5%
Investing activities	(5,225)	(8,887)	3,662	(41.2)%
Financing activities	8,241	(5,785)	14,026	(242.5)%

Operating activities

The $54.6 million increase in cash used in operating activities period over period, as shown in the table above, was due to a $26.8 million increase in cash usage from changes in operating assets and liabilities (“working capital”) and a $27.8 million increase in cash usage from changes in net income (loss) after non-cash adjustments, primarily due to the decline in gross profit coupled with the increase in selling, general and administrative expenses driven by increases in marketing spend and distribution costs in the current period. The decrease in cash provided by working capital was primarily due to:
•a $13.9 million increase in cash used in changes in accrued expenses and other current liabilities primarily due to larger cash outflows in the six months ended June 30, 2024 when compared to the same period in the prior year for accrued inventory purchases;
•a $10.1 million decrease in cash provided by changes in inventory due to increased inventory replenishment for the six months ended June 30, 2024, as a result of a lower ending inventory balance upon exiting the fourth quarter of the year ended 2023 when compared to the prior year period, whereas the prior year period benefited from a higher ending inventory balance upon exiting the fourth quarter of the year ended 2022;
•a $7.4 million increase in cash used in changes in prepaid expenses and other current assets primarily due to increases in tax receivables and prepaid marketing in the six months ended June 30, 2024 compared to the same period in the prior year; partially offset by
•a $3.8 million increase in cash provided by changes in accounts receivable as a result of a larger volume of retail sales through our key strategic retailers and our retail network at period end in the second quarter of 2024 compared to the same period in the prior year; with
•the remaining changes to working capital deemed immaterial to disclose separately.

Investing activities

The $3.7 million decrease in cash used in investing activities in the current period when compared to the prior period was due to non-recurring acquisition activity in the prior period, partially offset by an increase in capital expenditures from continued investments to support our future growth.

Financing activities

The $14.0 million decrease in cash used in financing activities in the current period when compared to the prior period was primarily the result of non-recurring common stock repurchases in the prior period of $28.5 million, partially offset by a reduction in net draws on the Revolving Credit Facility.

Contractual Obligations

For information regarding our other contractual obligations, see Note 6 - Long-Term Debt, Net, Note 7 - Leases, and Note 1 - Significant Accounting Policies in this Quarterly Report and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2023 Form 10-K.

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

See Note 2 - Significant Accounting Policies, to the audited consolidated financial statements included in our 2023 Form 10-K for more information about our significant accounting policies, including our critical accounting policies. The critical accounting estimates that reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are described in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2023 Form 10-K. During the six months ended June 30, 2024, there were no material changes to our critical accounting policies and estimates from those discussed in our 2023 Form 10-K. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

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

Interest Rate Risk

In order to maintain liquidity and fund business operations, we have a long-term credit facility and separate term loan that bear variable interest rates based on prime, federal funds, or SOFR plus an applicable margin based on our total net leverage ratio. As of June 30, 2024, we had indebtedness of $75.0 million and $88.8 million, with annualized rates of interest of 7.00% and 6.93%, under our Revolving Credit Facility and Term Loan, respectively. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors. We may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations, but as of June 30, 2024, we have not entered into any such contracts. A 100 bps increase in SOFR would increase our interest expense by approximately $1.6 million in any given year.

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

Foreign Currency Risk

Our international sales are primarily denominated in our international subsidiaries local currency. During the six months ended June 30, 2024 and 2023, net sales in international markets accounted for 7.2% and 6.8% of our consolidated net sales, respectively. We do not believe exposure to foreign currency fluctuations had a material impact on our net sales. A portion of our operating expenses are incurred outside the Unites States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. In addition, our suppliers may incur many costs, including labor costs, in other currencies. To the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margin. In addition, a strengthening of the U.S. dollar may increase the cost of our products to our customers outside of the United States. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuations from operating expenses is not material at this time. A 100 bps unfavorable change in foreign currency exchange rates to which we are exposed would increase our operating expenses by approximately $0.1 million for the six months ended June 30, 2024.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation and because of the material weakness remediation measures described below, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

Material Weakness and Remediation Measures

During the fourth quarter of 2023, a material weakness in our internal control over financial reporting was identified related to the lack of timely execution of controls within the financial statement close process and the lack of sufficient resources within the Company’s accounting function. As of December 31, 2023, we finalized the design and implementation of the controls to remediate the material weakness. During the quarter ended June 30, 2024, we completed our testing of the operating effectiveness of the relevant controls. Specifically, the Company took the following steps to remediate this material weakness and concluded that the material weakness was remediated as of June 30, 2024:

•hired experienced C-Suite personnel to fill vacated positions, including a Chief Accounting Officer and Chief Financial Officer with extensive public company and financial reporting experience; and
•implemented an enhanced control environment over the financial statement close process and certain areas deemed likely to be at higher risk for the potential of misstatement.

We believe the applicable measures have been implemented for a sufficient period of time and management has concluded, through our own testing, that the enhanced controls are operating effectively as of June 30, 2024.

Changes in Internal Control over Financial Reporting

Other than as described in “Material Weakness and Remediation Measures” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

There were no sales of unregistered securities during the three months ended June 30, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a) None.
(b) None.
(c) During the three months ended June 30, 2024, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Solo Brands, Inc.	S-8	333-260826	4.1	11/5/2021
3.2	Amended and Restated Bylaws of Solo Brands, Inc.	S-8	333-260826	4.2	11/5/2021
10.1#	Performance Stock Unit Grant Notices and Agreements, dated April 8, 2024, by and between Solo Brands, LLC and Christopher Metz					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Solo Brands, Inc.

Date:	August 7, 2024	By:	/s/ Chris Metz
Chris Metz
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2024	By:	/s/ Laura Coffey
Laura Coffey
Chief Financial Officer
(Principal Financial Officer)