Form 10-Q
period 2024-09-30
Solo Brands, Inc.
filed 2024-11-07
CIK 1870600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or

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

As of November 4, 2024, there were 58,582,296 shares of the registrant’s Class A common stock, $0.001 par value per share, outstanding and 33,089,314 shares of the registrant’s Class B common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) of Solo Brands, Inc. (the “Company,” “we,” “our,” or “us”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements regarding our future results of operations and financial position, macroeconomic conditions, industry and business trends, business strategy, wind down of our IcyBreeze business, plans, market growth and our objectives for future operations.

The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, our ability to maintain and strengthen our brand to generate and maintain ongoing demand for our products, our ability to successfully design and develop new products, our ability to effectively manage our growth and accurately forecast demand for our products or our results of operations, our ability to maintain a successful marketing strategy with existing and future customers, our reliance on third-party manufacturers and the cooperation of our suppliers, our ability to cost-effectively attract new customers and retain our existing customers, our failure to maintain product quality and product performance at an acceptable cost, fluctuations in the cost and availability of raw materials, equipment, labor, and transportation, which could cause manufacturing delays or increase our costs, our collection, use, storage, disclosure, transfer and other processing of personal information, which could give rise to significant costs and liabilities, the impact of product liability and warranty claims and product recalls, the highly competitive market in which we operate, business interruptions resulting from geopolitical-conflict on the global economy, energy supplies and raw materials, problems with, or loss of, our suppliers or an inability to obtain raw materials, the ability of our stockholders to influence corporate matters, additional costs and risks associated with our adoption of environmental, social and governance (“ESG”) initiatives and frameworks, our ability to maintain effective internal control over financial reporting, and the important factors discussed in Part I, Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2024, as amended by Amendment No. 1 on Form 10-K/A that was filed with the SEC on May 9, 2024 (as amended, the “2023 Form 10-K”), and in Part II, Item 1A. “Risk Factors” in this Quarterly Report, as any such factors may be updated from time to time in its other filings with the SEC. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

WHERE YOU CAN FIND MORE INFORMATION

We may use our website as a distribution channel of material information about the Company, including through press releases, investor presentations, and notices of upcoming events. We intend to utilize the investor relations section of our website at https://investors.solobrands.com as a channel of distribution to reach public investors and as a means of disclosing material non-public information for complying with disclosure obligations under Regulation FD. We also intend to use certain social media channels, including, but not limited to, X (formerly Twitter), Facebook, Instagram, TikTok and LinkedIn, as a means of communicating with the public, our customers and investors about our Company, our products, and other matters. While not all the information that the Company posts to its website and brand-related social media channels may be deemed to be of a material nature, some information may be, and we therefore encourage investors, the media, and others interested in our Company to review the information we make public in these locations.

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
i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLO BRANDS, INC.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except par value and per unit data)	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$12,494	$19,842
Accounts receivable, net of allowance for credit losses of $1.1 million and $1.3 million as of September 30, 2024 and December 31, 2023, respectively	38,270	42,725
Inventory	106,800	111,613
Prepaid expenses and other current assets	14,923	21,893
Total current assets	172,487	196,073
Non-current assets
Property and equipment, net	24,227	26,159
Intangible assets, net	193,905	221,010
Goodwill	124,796	169,648
Operating lease right-of-use assets	30,361	30,788
Other non-current assets	7,450	15,640
Total non-current assets	380,739	463,245
Total assets	$553,226	$659,318

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$61,047	$21,846
Accrued expenses and other current liabilities	36,904	55,155
Deferred revenue	1,744	5,310
Current portion of long-term debt	10,000	6,250
Total current liabilities	109,695	88,561
Non-current liabilities
Long-term debt, net	151,138	142,993
Deferred tax liability	8,149	17,319
Operating lease liabilities	24,831	24,648
Other non-current liabilities	9,393	13,534
Total non-current liabilities	193,511	198,494

Commitments and contingencies (Note 1)

Shareholders’ equity
Class A common stock, par value $0.001 per share; 468,767,205 shares authorized, 58,558,959 shares issued and outstanding as of September 30, 2024; 468,767,205 shares authorized, 57,947,711 issued and outstanding as of December 31, 2023	59	58
Class B common stock, par value $0.001 per share; 50,000,000 shares authorized, 33,087,636 shares issued and outstanding as of September 30, 2024; 50,000,000 shares authorized, 33,047,780 issued and outstanding as of December 31, 2023	33	33
Additional paid-in capital	360,690	357,385
Retained earnings (accumulated deficit)	(191,835)	(115,458)
Accumulated other comprehensive income (loss)	(224)	(230)
Treasury stock	(714)	(526)
Equity attributable to the controlling interest	168,009	241,262
Equity attributable to non-controlling interests	82,011	131,001
Total equity	250,020	372,263
Total liabilities and equity	$553,226	$659,318

See Notes to Consolidated Financial Statements (Unaudited)

SOLO BRANDS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per unit data)	2024	2023	2024	2023
Net sales	$94,139	$110,324	$311,013	$329,458
Cost of goods sold	54,820	42,065	138,513	123,725
Gross profit	39,319	68,259	172,500	205,733
Operating expenses
Selling, general & administrative expenses	61,119	57,016	180,337	165,162
Restructuring, contract termination and impairment charges	83,618	4,317	83,618	4,317
Depreciation and amortization expenses	6,574	7,052	19,255	19,579
Other operating expenses	3,294	1,199	8,688	3,736
Total operating expenses	154,605	69,584	291,898	192,794
Income (loss) from operations	(115,286)	(1,325)	(119,398)	12,939
Non-operating (income) expense
Interest expense, net	3,683	2,766	10,352	7,542
Other non-operating (income) expense	(619)	(983)	(378)	(6,861)
Total non-operating (income) expense	3,064	1,783	9,974	681
Income (loss) before income taxes	(118,350)	(3,108)	(129,372)	12,258
Income tax expense (benefit)	(6,897)	(6,191)	(7,398)	(3,272)
Net income (loss)	(111,453)	3,083	(121,974)	15,530
Less: net income (loss) attributable to noncontrolling interests	(41,589)	(1,045)	(45,597)	3,054
Net income (loss) attributable to Solo Brands, Inc.	$(69,864)	$4,128	$(76,377)	$12,476

Other comprehensive income (loss)
Foreign currency translation, net of tax	$82	$(593)	$6	$(472)
Comprehensive income (loss)	(111,371)	2,490	(121,968)	15,058
Less: other comprehensive income (loss) attributable to noncontrolling interests	(24)	(214)	3	(171)
Less: net income (loss) attributable to noncontrolling interests	(41,589)	(1,045)	(45,597)	3,054
Comprehensive income (loss) attributable to Solo Brands, Inc.	$(69,758)	$3,749	$(76,374)	$12,175

Net income (loss) per Class A common stock
Basic	$(1.19)	$0.07	$(1.31)	$0.20
Diluted	$(1.19)	$0.07	$(1.31)	$0.20

Weighted-average Class A common stock outstanding
Basic	58,545	57,883	58,303	61,370
Diluted	58,545	58,368	58,303	61,581

See Notes to Consolidated Financial Statements (Unaudited)

SOLO BRANDS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(121,974)	$15,530
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Restructuring, contract termination and impairment charges	83,618	4,317
Depreciation and amortization	19,942	20,125
Inventory charges associated with restructuring and consolidation activities	18,742	—
Operating lease right-of-use assets	6,517	4,704
Equity-based compensation	4,408	14,714
Change in fair value of contingent consideration	4,721	(2,242)
Prepaid marketing charges	1,871	—
Amortization of debt issuance costs	645	645
Changes in accounts receivable reserves	401	1,312
Deferred income taxes	(9,631)	(10,924)
Other	26	186
Changes in assets and liabilities
Accounts receivable	4,058	(5,472)
Inventory	(12,434)	24,607
Prepaid expenses and other current assets	(807)	(4,995)
Accounts payable	29,608	(891)
Accrued expenses and other current liabilities	(20,282)	(8,713)
Deferred revenue	(3,566)	(2,878)
Operating lease liabilities	(4,176)	(5,442)
Other non-current assets and liabilities	(1,157)	(5,419)
Payments of contingent consideration	(3,000)	—
Net cash (used in) provided by operating activities	(2,470)	39,164
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,512)	(6,943)
Payments of contingent consideration	—	(9,386)
Acquisitions, net of cash acquired	—	(34,620)
Net cash (used in) provided by investing activities	(11,512)	(50,949)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	40,000	60,000
Repayments of long-term debt	(28,750)	(8,750)
Finance lease liability principal paid	(144)	—
Common stock repurchases	—	(36,957)
Distributions to non-controlling interests	(4,284)	(8,944)
Surrender of stock to settle taxes on restricted stock awards	(188)	(42)
Stock issued under employee stock purchase plan	178	106
Net cash (used in) provided by financing activities	6,812	5,413
Effect of exchange rate changes on cash	(178)	(370)
Net change in cash and cash equivalents	(7,348)	(6,742)
Cash and cash equivalents balance, beginning of period	19,842	23,293
Cash and cash equivalents balance, end of period	$12,494	$16,551

SUPPLEMENTAL NONCASH INVESTING AND FINANCING DISCLOSURES:
Operating lease right of use assets obtained in exchange for lease obligations	6,109	2,532
Financing lease right of use assets obtained in exchange for lease obligations	—	899
Treasury stock retirements	—	31,164
Re-issuance of treasury stock	—	5,342

See Notes to Consolidated Financial Statements (Unaudited)

SOLO BRANDS, INC.
Consolidated Statements of Equity
(Unaudited)

	Class A Common Stock		Class B Common Stock
(In thousands)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Shareholders’ Equity
Balance at December 31, 2023	57,948	$58	33,048	$33	$357,385	$(115,458)	$(230)	$(526)	$131,001	$372,263
Net income (loss)	—	—	—	—	—	(3,402)	—	—	(3,082)	(6,484)
Equity-based compensation, net of income tax expense (benefit)	—	—	—	—	1,109	—	—	—	—	1,109
Other comprehensive income (loss)	—	—	—	—	—	—	(43)	—	—	(43)
Tax distributions to non-controlling interests	—	—	—	—	—	—	—	—	(4,284)	(4,284)
Surrender of stock to settle taxes on equity awards	—	—	—	—	—	—	—	(122)	—	(122)
Vested equity-based compensation and re-allocation of ownership percentage	213	—	20	—	(349)	—	—	—	349	—
Balance at March 31, 2024	58,161	$58	33,068	$33	$358,145	$(118,860)	$(273)	$(648)	$123,984	$362,439
Net income (loss)	—	—	—	—	—	(3,111)	—	—	(926)	(4,037)
Equity-based compensation, net of income tax expense (benefit)	—	—	—	—	1,230	—	—	—	—	1,230
Other comprehensive income (loss)	—	—	—	—	—	—	(33)	—	—	(33)
Employee stock purchase plan	54	1	—	—	178	—	—	—	—	179
Surrender of stock to settle taxes on equity awards	—	—	—	—	—	—	—	(31)	—	(31)
Vested equity-based compensation and re-allocation of ownership percentage	298	—	3	—	41	—	—	—	(41)	—
Balance at June 30, 2024	58,513	$59	33,071	$33	$359,594	$(121,971)	$(306)	$(679)	$123,017	$359,747
Net income (loss)	—	—	—	—	—	(69,864)	—	—	(41,589)	(111,453)
Equity-based compensation, net of income tax expense (benefit)	—	—	—	—	1,542	—	—	—	—	1,542
Equity-based compensation for non-employees	—	—	—	—	137	—	—	—	—	137
Other comprehensive income (loss)	—	—	—	—	—	—	82	—	—	82
Surrender of stock to settle taxes on equity awards	—	—	—	—	—	—	—	(35)	—	(35)
Vested equity-based compensation and re-allocation of ownership percentage	46	—	17	—	(583)	—	—	—	583	—
Balance at September 30, 2024	58,559	$59	33,088	$33	$360,690	$(191,835)	$(224)	$(714)	$82,011	$250,020

See Notes to Consolidated Financial Statements (Unaudited)

SOLO BRANDS, INC.
Consolidated Statements of Equity
(Unaudited)

	Class A Common Stock		Class B Common Stock
(In thousands)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-controlling Interest	Total Equity
Balance at December 31, 2022	63,651	$64	32,158	$32	$358,118	$5,746	$(499)	$(35)		$211,571	$574,997
Net income (loss)	—	—	—	—	—	924	—	—		9	933
Equity-based compensation, net of income tax expense (benefit)	—	—	—	—	3,703	—	—	—		1,061	4,764
Other comprehensive income (loss)	—	—	—	—	—	—	70	—		34	104
Tax distributions to non-controlling interests	—	—	—	—	—	—	—	—		(6,178)	(6,178)
Vested equity-based compensation and re-allocation of ownership percentage	38	—	227	—	(829)	—	—	—		829	—
Balance at March 31, 2023	63,689	$64	32,385	$32	$360,992	$6,670	$(429)	$(35)		$207,326	$574,620
Net income (loss)	—	—	—	—	—	7,424	—	—		4,090	11,514
Equity-based compensation, net of income tax expense (benefit)	—	—	—	—	5,345	—	—	—		1,155	6,500
Other comprehensive income (loss)	—	—	—	—	—	—	117	—		50	167
Tax distributions to non-controlling interests	—	—	—	—	—	—	—	—		(1,225)	(1,225)
Employee stock purchase plan	36	—	—	—	106	—	—	—		—	106
Common stock repurchase	(5,639)	—	—	—	—	19,888	—	(28,479)		—	(8,591)
Treasury stock retirement	—	(6)	—	—	—	(28,022)	—	28,028		—	—
Surrender of stock to settle taxes on equity awards	—	—	—	—	52	—	—	—		—	52
Vested equity-based compensation and re-allocation of ownership percentage	216	—	225	1	(13,115)	—	—	—		13,116	2
Balance at June 30, 2023	58,302	$58	32,610	$33	$353,380	$5,960	$(312)	$(486)		$224,512	$583,145
Net income (loss)	—	—	—	—	—	4,128	—	—		(1,045)	3,083
Equity-based compensation, net of income tax expense (benefit)	—	—	—	—	1,083	—	—	—		1,141	2,224
Other comprehensive income (loss)	—	—	—	—	—	—	(429)	—		(284)	(713)
Tax distributions to non-controlling interests	—	—	—	—	—	—	—	—		(1,540)	(1,540)
Common stock repurchase	(1,696)	—	—	—	—	1,783	—	(8,213)		—	(6,430)
Re-issuance of treasury stock	1,068	—	—	—	545	—	—	5,342		—	5,887
Treasury stock retirement	—	—	—	—	—	(3,136)	—	3,136		—	—
Surrender of stock to settle taxes on equity awards	—	—	—	—	—	—	—	(94)		—	(94)
Vested equity-based compensation and re-allocation of ownership percentage	77	—	223	—	(2,250)	—	—	—		2,248	(2)
Balance at September 30, 2023	57,751	$58	32,833	$33	$352,758	$8,735	$(741)	$(315)	—	$225,032	$585,560

See Notes to Consolidated Financial Statements (Unaudited)

SOLO BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands)
(Unaudited)

NOTE 1 – Significant Accounting Policies

Included below are selected significant accounting policies. Refer to Note 2 - Significant Accounting Policies, within the annual consolidated financial statements in the Company’s 2023 Form 10-K for the full list of significant accounting policies.

Basis of Presentation

The unaudited consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules of the SEC. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results of operations, financial position and cash flows for the periods presented have been reflected. The unaudited consolidated financial statements include those of our wholly-owned and majority-owned subsidiaries and the entity consolidated under the variable interest entity model. Intercompany balances and transactions are eliminated in consolidation. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the 2023 Form 10-K. Certain prior period amounts have been conformed to the current period’s presentation.

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

Restructuring, Contract Termination and Impairment Charges

Restructuring, contract termination and impairment charges are primarily comprised of severance and employee-related benefits, contract termination fees and asset impairment charges. We recognize employee severance costs as a liability at estimated fair value, at the time of communication to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. Contract termination fees include costs incurred to terminate a contract and the impacts to related assets or liabilities associated with these contracts. Asset impairment charges include impairments of long-lived assets and goodwill, as addressed in Note 2 - Significant Accounting Policies, in the 2023 Form 10-K. Restructuring, contract termination and asset impairment activities are recognized when they are incurred and included in restructuring, contract termination and impairment charges on the consolidated statements of operations and comprehensive income (loss).

Commitments and Contingencies

From time to time, the Company is involved in various legal proceedings that arise in the normal course of business. While the Company intends to prosecute and defend any lawsuit vigorously, the Company presently believes that the ultimate outcome of any currently pending legal proceeding will not have any material adverse effect on its financial position, cash flows, or results of operations. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, which could impact the Company’s business and the results of operations for the period in which the ruling occurs or future periods. Based on the information available, the Company evaluates the likelihood of potential outcomes. The Company records the appropriate liability when the amount is deemed probable and reasonably estimable. In addition, the Company does not accrue for estimated legal fees and other directly related costs because they are expensed as incurred. The Company is not currently a party to any pending litigation that it considers material. Therefore, the consolidated balance sheets do not include a liability for any potential obligations as of September 30, 2024 and December 31, 2023.

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

NOTE 2 - Restructuring, Contract Termination and Impairment Charges

In 2024, the Company underwent a significant change in management and personnel across the organization. The new management team engaged in a detailed review of the business and its brand level components, both internally and through the engagement of external strategic partners. Management developed a strategic plan focused on returning the Company back to growth. This strategic plan involved the following activities:

•termination of underperforming marketing agreements with marketing barter partners that no longer aligned with the Company’s current marketing strategy;
•charges related to the IcyBreeze reporting unit stemming from underperformance and management’s determination to revise product design; and
•reorganization of the Oru and ISLE reporting units to eliminate costs and capitalize on potential synergies, through restructuring under a revised management structure, which resulted in severance and other changes totaling $0.6 million.

As a result of these activities, the Company recognized significant charges for restructuring and contract terminations, in addition to asset impairment charges related to IcyBreeze. The key initiatives of this plan, some of which are ongoing and expected to be completed in the fourth quarter of 2024, are described in further detail in the sections below.

Underperforming Marketing Agreements

During the current quarter, the Company determined to terminate a certain underperforming marketing agreement, for which it was committed to purchase $30.0 million of advertising services in 2024 and $67.5 million thereafter, with a minimum required payment of $10.3 million in 2024 and $16.2 million thereafter. The Company recognized the available advertising platforms and distribution methods did not align to its target customers or business. The Company is required to make a net payment of $9.0 million, recorded within accounts payable. Additionally, a previously recorded receivable, recorded within prepaid expenses and other current assets, due from the marketing barter partner of $5.4 million, was expensed. In addition, trade credits of $7.2 million, to be used for future advertising purchases, were fully impaired as of September 30, 2024. The aggregate expense recognized in relation to the termination of the marketing agreement was $21.6 million in the third quarter of 2024.

Charges Related to the IcyBreeze Reporting Unit

During the current quarter, management performed a strategic review of the IcyBreeze reporting unit, given legacy products driving underperformance of the business. As of September 30, 2024, operations had materially ceased, with sell through of remaining legacy products being the only remaining activity, while employees of IcyBreeze are being repurposed within other areas of the Company. Accordingly, we performed quantitative impairment tests for long-lived assets and goodwill, as discussed in Note 6, Intangible Assets, Net and Note 7, Goodwill. Management also evaluated other IcyBreeze assets and liabilities and recorded certain reserves, where required.

As of September 30, 2024, the Company recognized $19.9 million and $13.3 million of impairment charges as they relate to the goodwill and intangible assets of the reporting unit, respectively. Furthermore, we recorded impairments of $2.9 million for land, buildings and equipment and $0.2 million related to certain marketing contract terminations and $18.7 million of inventory reserves related to the write-down and disposition of inventory (see Note 4, Inventory). These charges were recorded within Restructuring, contract termination and impairment charges, other than the inventory related charges that were recorded to Cost of goods sold. The aggregate loss recognized for charges related to the IcyBreeze reporting unit, was $55.0 million.

The components of the restructuring, contract termination and impairment charges, inclusive of the $25.0 million goodwill impairment charge recognized at the Solo Stove reporting unit as discussed in Note 7, Goodwill, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Restructuring charges	580	—	580	—
Impairment charges	68,216	—	68,216	—
Contract termination	14,822	4,317	14,822	4,317
Total restructuring, contract termination and impairment charges	83,618	4,317	83,618	4,317

As noted above, the Company expects that certain of the restructuring activities underway could have a potential impact on the fourth quarter of 2024. As of September 30, 2024, the Company estimates that ongoing restructuring activities in the fourth quarter of 2024 will not be material.

NOTE 3 – Revenue

The Company principally engages in (1) direct-to-consumer (“DTC”) transactions, which are primarily comprised of product sales directly from the Company’s websites, and (2) business-to-business transactions, or retail(1), which are comprised of product sales to retailers, including where possession of the Company's products is taken and sold by the retailer in-store or online.

The following table disaggregates net sales by channel:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales by channel
Direct-to-consumer	$64,480	$76,337	$214,293	$230,737
Retail	29,659	33,987	96,720	98,721
Net sales	$94,139	$110,324	$311,013	$329,458
(1) Retail sales were previously referred to as wholesale sales. Retail sales and associated business results from such retail sales have been reflected as retail in this Quarterly Report and will be reflected as such in subsequent filings of the Company with the SEC.

NOTE 4 – Inventory

Inventory consisted of the following:

	September 30, 2024	December 31, 2023
Finished products on hand	$72,140	$83,755
Finished products in transit	27,795	21,488
Raw materials	6,865	6,370
Inventory	$106,800	$111,613

Inventory obsolescence is reflected in the applicable balances in the table above, with the related expense recorded to cost of goods sold on the consolidated statements of operations and comprehensive income (loss) and was $18.4 million and $2.0 million as of September 30, 2024 and December 31, 2023, respectively. The increase in inventory obsolescence was related to the $18.7 million write down of inventory associated with the wind-down of the operations of IcyBreeze as noted in Note 2, Restructuring, Contract Termination and Impairment Charges.

NOTE 5 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2024	December 31, 2023
Tax receivables	$6,400	$2,619
Non-trade receivables(1)	2,385	8,128
Prepaid marketing	3,124	340
Inventory deposits	1,014	4,961
Insurance	326	1,996
Other	1,674	3,849
Prepaid expenses and other current assets	$14,923	$21,893
(1) The non-trade receivables line item decreased by $5.4 million as a result of the termination of underperforming agreements with marketing barter partners subsequent to December 31, 2023.

In the third quarter of 2024, the Company expensed $1.9 million of prepaid marketing that was determined to have no future benefit.

NOTE 6 – Intangible Assets, Net

Intangible assets consisted of the following:

	September 30, 2024	December 31, 2023
Gross carrying value
Brand(1)	$198,514	$205,614
Trademark	26,714	26,714
Customer relationships	31,128	31,128
Patents(1)	5,873	12,761
Intangible assets, gross	262,229	276,217

Accumulated amortization and impairments
Brand(1)	(52,356)	(42,608)
Trademark	(5,510)	(4,171)
Customer relationships	(9,150)	(7,084)
Patents(1)	(1,308)	(1,344)
Accumulated amortization, gross	(68,324)	(55,207)
Intangible assets, net	$193,905	$221,010
(1) Includes impacts of the impairment of the tradename and patents intangible assets, respectively, as discussed below.

In the third quarter of 2024, the Company observed the following triggering events for the Company’s held and used long-lived asset groups:

•A sustained decline in the share price of the Company’s Class A common stock as of September 30, 2024; and
•Underperformance of the IcyBreeze reporting unit for the third quarter and year to date period ended September 30, 2024;

As a result of the identified triggering events, the Company performed a recoverability test for the identified long-lived asset groups, and the results of the test indicated that the carrying amounts for the long-lived asset groups of IcyBreeze were not expected to be recovered. The Company estimated the fair value of the asset group of IcyBreeze and wrote down the intangible assets to their estimated fair value, resulting in nominal value assigned to the existing intangible asset(s). See Note 2, Restructuring, Contract Termination and Impairment Charges for impairment considerations as they relate to the property and equipment, net of IcyBreeze.

The Company recorded an aggregate $13.3 million impairment charge to the intangible assets of IcyBreeze as of September 30, 2024. As a result of this impairment charge, the Company also reassessed the useful life of the intangible assets of IcyBreeze. As of September 30, 2024, $0.9 million of value continued to be attributable to the patent intangible asset of IcyBreeze, for which the Company expects to continue to obtain value over its remaining useful life. As such, the remaining useful life of the patent intangible asset was not revised. The impact of the impairment does not have a material impact to amortization expense in any future year.

Amortization expense was $4.9 million and $14.8 million for the three and nine months ended September 30, 2024, compared to $5.7 million and $16.3 million for the three and nine months ended September 30, 2023. Amortization expense is recorded to depreciation and amortization expenses on the consolidated statements of operations and comprehensive income (loss) (unaudited).

NOTE 7 – Goodwill

Balance, December 31, 2023	$169,648
Impairment losses	(44,852)
Balance, September 30, 2024	$124,796
In the third quarter of 2024, the Company identified goodwill impairment indicators indicating the fair value of one or more of our reporting units more likely than not did not exceed their carrying values. As a result of the goodwill impairment indicators noted above in Note 6, Intangible Assets, Net, the Company determined it appropriate to perform an interim quantitative goodwill impairment test for all of its reporting units as of September 30, 2024.

For the quantitative goodwill impairment analysis performed as of September 30, 2024, the Company estimated the fair value of the reporting units using a weighting of fair values derived from the income and market approaches, where comparable market data was available. Under the income approach, the Company determined the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections were based on management’s estimates of revenue growth rates and operating margins, EBITDA margins, consideration of industry and market conditions, terminal growth rates and management’s estimates of working capital requirements. The discount rate for each reporting unit was based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of each reporting unit and its estimated cash flows, which ranged from 17.0% to 19.5%. Under the market approach, the Company utilized a combination of methods, including estimates of fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit.

As a result of the quantitative goodwill impairment test performed as of September 30, 2024, the Company determined that the carrying amounts of the IcyBreeze and Solo Stove reporting units exceeded their respective fair values and a goodwill impairment charge was recognized. The Chubbies reporting unit was determined to have a fair value exceeding its book value by more than 5%. Goodwill at the remaining reporting units of the Company were fully impaired as of December 31, 2023. The following table presents the goodwill impairment charges and remaining goodwill by reporting unit, as of September 30, 2024:

Reporting Unit	Impairment Charge ($)	Remaining Goodwill ($)
Solo Stove	25,000	51,677
Chubbies	—	73,119
IcyBreeze	19,852	—

The impairment charge was recorded to restructuring, contract termination and impairment charges on the consolidated statements of operations and comprehensive income (loss) (unaudited).

The future occurrence of a potential indicator of impairment could include matters such as: a decrease in expected net earnings, a further decline in equity market conditions, a decline in comparable market multiples, a continued and sustained decline in our common stock price, and a significant downturn in demand for our products. In the event of significant adverse changes of the nature described above, it may be necessary for us to recognize a non-cash impairment of goodwill, which could have a material adverse effect on our consolidated business, results of operations and financial condition. Based on the results of the quantitative interim goodwill impairment test, the calculated fair value of the Chubbies reporting unit exceeded its book value by less than 10%. Therefore, a 150 basis point (“BPS”) increase in the discount rate, a 175 BPS decrease in the EBITDA margin or a 400 BPS decrease in revenue growth would indicate a potential hypothetical impairment charge for this reporting unit for the amounts reflected in the chart below.

Chubbies
Goodwill as of September 30, 2024	$73,119
Sensitivity analysis, approximate hypothetical impairment charge:
Discount rate increase of 150 BPS	$(1,383)
EBITDA margin decrease of 175 BPS	(1,383)
Revenue growth rate decrease of 400 BPS	(383)

The fair value determination of the Company’s reporting units and goodwill is judgmental in nature and requires the use of estimates and assumptions that are sensitive to changes. Assumptions include the estimation of future revenue and projected margins, which are dependent on internal cash flow forecasts, estimation of the terminal growth rates and capital spending, and determination of discount rates. Some of the inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, market EBITDA comparables and credit ratings. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of the reporting units, it is possible a material change could occur. As a result, there can be no assurance that the estimates and assumptions made for purposes of the quantitative goodwill and indefinite-lived intangible impairment tests will prove to be an accurate prediction of future results.

NOTE 8 – Accrued Expenses and Other Current Liabilities

Significant accrued expenses and other current liabilities were as follows:

	September 30, 2024	December 31, 2023
Inventory(1)	$9,505	$14,780
Leases	8,363	7,575
Marketing	5,434	5,936
Payroll	2,856	6,451
Allowance for sales returns	2,734	3,316
Allowance for sales rebates	2,484	3,074
Non-income taxes	2,019	5,374
Shipping costs	515	3,747
Income taxes	395	2,782
Other	2,599	2,120
Accrued expenses and other current liabilities	$36,904	$55,155
(1) The inventory line item decreased by $5.3 million as a result of invoices received subsequent to December 31, 2023. The timing differences resulting in the late receipt of invoices as of December 31, 2023 has not recurred in subsequent periods.

NOTE 9 – Long-Term Debt, Net

Long-term debt, net consisted of the following:

	Weighted-Average Interest Rate at September 30, 2024	September 30, 2024	December 31, 2023
Term loan	7.14%	$87,500	$91,250
Revolving credit facility	7.15%	75,000	60,000
Unamortized debt issuance costs		(1,362)	(2,007)
Total debt, net of debt issuance costs		161,138	149,243
Less: current portion of long-term debt		10,000	6,250
Long-term debt, net		$151,138	$142,993

Long-term debt, net approximates fair value and is valued using Level 2 inputs within the fair value hierarchy, as defined in Note 2 - Significant Accounting Policies, in the 2023 Form 10-K. See Note 12, Fair Value Measurements of this Quarterly Report for more information regarding the fair value considerations for long-term debt, net.

Interest expense was $3.7 million and $10.4 million for the three and nine months ended September 30, 2024, respectively, and $2.8 million and $7.5 million for the corresponding periods in 2023, respectively.

During the nine months ended September 30, 2024, the Company made draws of $40.0 million and payments of $25.0 million under the Revolving Credit Facility. Availability for future draws on the Revolving Credit Facility was $274.4 million, net of $0.6 million of letters of credit issued and outstanding, and $289.4 million as of September 30, 2024 and December 31, 2023, respectively.

The Company was in compliance with all covenants under all credit arrangements as of September 30, 2024.

As of September 30, 2024, the future maturities of principal amounts of our total debt obligations, excluding finance lease obligations, through maturity and in total, consists of the following:

Years Ending December 31,	Amount
2024 (remaining three months)	$2,500
2025	10,625
2026	149,375
Total	$162,500

NOTE 10 – Equity-Based Compensation

Equity-based compensation expense totaled approximately $1.9 million and $4.7 million for the three and nine months ended September 30, 2024, respectively, and $5.0 million and $14.8 million for the corresponding periods in 2023, respectively. Our stock options have contractual terms of four to ten years and become exercisable over a three-year period. Expense related to stock options is recognized on a straight-line basis over the vesting period. Expense related to restricted stock units ("RSUs") issued to eligible employees under the Solo Brands, Inc. 2021 Incentive Award Plan (the “Incentive Award Plan”) is recognized over the vesting period, generally between three years and four years. Expense related to RSUs granted to non-employee directors under the Incentive Award Plan is recognized on a straight-line basis over the vesting period, with newly appointed non-employee directors grants and grants to continuing non-employee directors vesting over a one-year period, while historically newly appointed non-employee directors grants vested over a three-year period. Expense related to performance stock units (“PSUs”) is recognized on a straight-line basis from their award date to the end of the performance period, generally two years. Expense related to special performance stock units (“SPSUs”) is recognized on a straight-line basis from their award date to the end of the requisite service period of three years. Expense related to the Executive Performance Stock Units (“EPSUs”) is recognized over the derived service period.

The following table summarizes equity-based compensation awards granted during the nine months ended September 30, 2024:

(In thousands, except per unit data)	Number of Shares Granted	Weighted Average Grant-Date Fair Value per Award
RSUs	2,764	$2.10
EPSUs	1,468	$2.36
SPSUs	1,001	$1.23

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

The EPSUs are divided into four tranches. The fair value of the EPSUs granted in the nine months ended September 30, 2024 was derived using a Monte Carlo simulation. It was determined that mid-points between $1.99 to $2.17 for the pre-modification awards and $2.23 to $2.66 post-modification were the most reasonable estimate of grant date fair value for each of the four tranches. The grant date fair values of the EPSUs are a non-recurring measurement and are considered a level 3 estimate. See Note 2 - Significant Accounting Policies within the annual consolidated financial statements in the Company’s 2023 Form 10-K for additional information about the fair value framework and the levels within. Additionally, due to the full vesting of the awards upon achievement of the stock price target and continued employment, or within 180 days of termination without cause or Good Reason (as defined within the employment agreement filed as Exhibit 10.36 to the 2023 Form 10-K), the period over which compensation expense will be recognized was derived through the same Monte Carlo simulations.

The table below contains the derived service periods over which compensation expense will be recognized for each of the four tranches of EPSUs:

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

The SPSUs are divided into three tranches. The fair value of the SPSUs granted in the nine months ended September 30, 2024 were derived using a Monte Carlo simulation. It was determined that mid-points between $1.07 to $1.43 were the most reasonable estimate of grant date fair value for each of the three tranches. The grant date fair values of the SPSUs are a non-recurring measurement and are considered a level 3 estimate. The SPSUs have a requisite service period of three years over which compensation expense will be recognized.

NOTE 11 – Income Taxes

Provision for Income Taxes

The Company is subject to U.S. federal, state, and local income taxes on the Company's allocable share of taxable income of Solo Stove Holdings, LLC (“Holdings”). The subsidiaries of Holdings are also subject to income taxes in the foreign jurisdictions in which they operate. We are the sole managing member of Holdings, and as a result, consolidate the financial results of Holdings. Holdings is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Holdings is generally not subject to U.S. federal and certain state and local income taxes. Instead, taxable income or loss is allocated to its members on a pro rata basis. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss of Holdings, as well as any stand-alone income or loss generated by Solo Brands, Inc. Correspondingly, our forecasted annual effective tax rate (“AETR”) was 6.4% as of September 30, 2024.

The effective income tax rate was 5.8% and 5.7% for the three and nine months ended September 30, 2024, compared to 199.2% and (26.7)% for the corresponding periods in 2023. The decrease for the three months ended September 30, 2024 was primarily driven by the tax benefits of losses generated from restructuring, contract termination and impairment charges (see Note 2, Restructuring, Contract Termination and Impairment Charges for more information) in the current year period, offset by a partial valuation allowance and the portion of the tax benefit attributable to noncontrolling interest holders. The increase for the nine months ended September 30, 2024 was primarily attributable to the net release of the Company’s valuation allowance in the prior year period.

The weighted-average ownership interest in Holdings was 63.8% for both the three and nine months ended September 30, 2024, respectively, and 63.8% and 64.8% for the three and nine months ended September 30, 2023.

Deferred Tax Assets and Liabilities

As of September 30, 2024, the total deferred tax liability related to the basis difference in the Company's investment in Holdings was nominal. The total net basis difference currently recorded would reverse upon the eventual sale of its interest in Holdings as a capital gain.

During the three and nine months ended September 30, 2024, the Company did not recognize any deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement, as defined in Note 15 - Income Taxes, to the audited consolidated financial statements included in our 2023 Form 10-K.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of its deferred tax assets may not be realized. As of September 30, 2024, the Company concluded, based on the weight of all available positive and negative evidence, that a portion of the deferred tax assets are more likely than not to be realized. During the year ended December 31, 2023, the Company evaluated and concluded that there was significant negative evidence related to the realizability of Oru's deferred tax assets, resulting in the Company recording a full valuation allowance against the deferred tax assets of Oru. As of September 30, 2024, there has been no change in the valuation allowance assessment related to Oru deferred tax assets. During the three months ended September 30, 2024, the Company evaluated and concluded there was significant negative evidence related to the realizability of some of the Company’s net operating losses and deferred interest attributes and recorded a valuation allowance against these deferred tax assets.

NOTE 12 – Fair Value Measurements

The Company has established a fair value hierarchy which prioritizes the inputs to the valuation techniques used to measure fair value into three levels. These levels are determined based on the lowest level input that is significant to the fair value measurement. Levels within the hierarchy are defined within Note 2 - Significant Accounting Policies, in the 2023 Form 10-K.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements
September 30, 2024	Total Fair Value	Level 1	Level 2	Level 3
Financial liabilities:
Long-term debt, net	$151,138	$—	$151,138	$—
Contingent Consideration	$7,515	$—	$—	$7,515

		Fair Value Measurements
December 31, 2023	Total Fair Value	Level 1	Level 2	Level 3
Financial liabilities:
Long-term debt, net	$142,993	$—	$142,993	$—
Contingent Consideration	$5,794	$—	$—	$5,794

There were no transfers between the valuation hierarchy Levels 1, 2 and 3 for three and nine months ended September 30, 2024 and year ended December 31, 2023.

Liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

September 30, 2024	Contingent Consideration
Beginning balance (December 31, 2023)	$5,794
Total change in fair value (gain) loss included in earnings	1,721
Additions	3,000
Payments	(3,000)
Ending Balance	$7,515

The contingent consideration related to our TerraFlame reporting unit as of September 30, 2024 consists of a post-closing payment, resulting from acquisition activity in 2023 and relies on forecasted results through the expected post-closing payment period. The fair value of the post-closing payment is valued using a threshold and cap (capped call) structure. This contingent considerations represents a stand-alone liability that is measured at fair value on a recurring basis each reporting date using inputs that are unobservable and significant to the overall fair value measurement and are considered a level 3 estimate. The contingent consideration liability is recorded in other non-current liabilities on the consolidated balance sheets. Changes in fair value of contingent consideration are recorded in selling, general and administrative expenses on the consolidated statements of operations and comprehensive income (loss) (unaudited).

On August 22, 2024, the Company and the selling parties of TerraFlame executed an amendment to the Equity Purchase Agreement, as defined in Part I, Item 8. “Financial Statements and Supplementary Data” in the 2023 Form 10-K, modifying specific terms related to the achievement of the contingent consideration thresholds, resulting in an increase in fair value and payment of $3.0 million of the 2023 Earnout, which was paid upon execution of the amendment and recorded in selling, general and administrative expenses. In addition, the post-closing payment terms were amended to provide additional earnout calculation dates to the previously defined post-closing payments. This amendment resulted in the revision of the fair value of the post-closing payment contingent consideration, using the same threshold and cap (capped call) structure as employed for the prior valuations, with the total change in fair value (gain) loss of $1.7 million included in the applicable financial statements as of September 30, 2024.

During the third quarter of 2024, the Company recorded impairment charges of $44.9 million and $13.3 million for goodwill and intangible assets, net, respectively. Indicators of value from income and market approaches, where comparable market data is available, were the basis for the determination of the fair values, which include Level 3 inputs. See Note 6, Intangible Assets, Net and Note 7, Goodwill, for additional discussions of the Company's impairment analyses. There were no other material nonrecurring fair value measurements during the periods ended September 30, 2024 and December 31, 2023.

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, contingent consideration and bank indebtedness. The carrying amount of cash, accounts receivable, and accounts payable, approximates fair value due to the short-term maturity of these instruments.

NOTE 13 - Variable Interest Entities

As of September 30, 2024 and December 31, 2023, we consolidated one entity that is a VIE, that relates to a manufacturing entity for Oru, for which we are the primary beneficiary. Through a management agreement governing the entity, we manage the entity and handle all day-to-day operating decisions. Accordingly, we have the decision-making power over the activities that most significantly impact the economic performance of our VIE and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, manufacturing schedules, production processes, units of production and types of products. The Company is contractually obligated to provide financial support to the VIE.

Total assets of the VIE included on the consolidated balance sheet as of September 30, 2024 and December 31, 2023 were $2.4 million and $3.7 million, respectively. Total liabilities of the VIE included on the consolidated balance sheets as of September 30, 2024 and December 31, 2023 were $2.8 million and $3.9 million, respectively.

The VIE’s assets may only be used to settle the VIE’s obligations and may not be used for other consolidated entities. The VIE’s liabilities are non-recourse to the general credit of the Company’s other consolidated entities.

NOTE 14 – Net Income (Loss) Per Share

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

The following table sets forth the calculation of the basic and diluted net income (loss) per share for the Company’s Class A common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(111,453)	$3,083	$(121,974)	$15,530
Less: Net income (loss) attributable to non-controlling interests	(41,589)	(1,045)	(45,597)	3,054
Net income (loss) attributable to Solo Brands, Inc.	$(69,864)	$4,128	$(76,377)	$12,476

Weighted average shares of Class A common stock outstanding - basic	58,545	57,883	58,303	61,370
Effect of dilutive securities	—	485	—	211
Weighted average shares of Class A common stock outstanding - diluted	58,545	58,368	58,303	61,581

Net income (loss) per share of Class A common stock outstanding - basic	$(1.19)	$0.07	$(1.31)	$0.20
Net income (loss) per share of Class A common stock outstanding - diluted	$(1.19)	$0.07	$(1.31)	$0.20

During the three months ended September 30, 2024 and 2023, 0.1 million and 0.2 million options and 1.3 million and 0.4 million restricted stock units, respectively, were not included in the computation of diluted net income (loss) per share because their effect would have been anti-dilutive. During the nine months ended September 30, 2024 and 2023, 0.1 million and 0.3 million options and 2.0 million and 0.3 million restricted stock units, respectively, were not included in the computation of diluted net income (loss) per share because their effect would have been anti-dilutive.

The shares of Class B common stock and the granted PSUs are subject to a contingency that is not based on the Company’s share price or the price of the convertible instrument, as disclosed in Note 14 - Equity-Based Compensation, in the 2023 Form 10-K. As such, contingently convertible shares where conversion is not tied to a market price trigger or price of the convertible instrument are excluded from the calculation of diluted EPS until such time as the contingency has been resolved under the if-converted method. Additionally, the Company has issued EPSUs that contain a market condition and vest immediately upon satisfaction of said market condition. As a result of the immediate vesting feature, the EPSUs will in all cases be neither dilutive nor anti-dilutive. Similar to the EPSUs, the SPSUs contain a market condition. However, the SPSUs do not contain an immediate vesting feature, with vesting achieved over the requisite service period of three years. As such, the SPSUs, upon achievement of the market condition, will be considered for dilution or anti-dilution through the remainder of the vesting period. Until such time that the market condition is achieved, the SPSUs are considered neither dilutive nor anti-dilutive.

As of September 30, 2024, no shares of the Class B common stock, EPSUs or SPSUs were considered dilutive or anti-dilutive.

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

For the three months ended September 30, 2024, we experienced a decrease in our net sales from $110.3 million for the three months ended September 30, 2023 to $94.1 million for the current period. The decline in net sales was primarily driven by a continued decline within our DTC channel net sales, resulting from softer demand trends as a result of consumers being more selective with their spending. As a result, we’ve experienced weaker traffic in our DTC channel this quarter compared to the same quarter in the prior year. The retail channel net sales1 experienced its first quarter in 2024 of decline when compared to the comparable period in the prior year, primarily as a result of a non-recurring transaction with a marketing barter partner in the third quarter of 2023.

For the nine months ended September 30, 2024, we experienced a decrease in our net sales from $329.5 million for the nine months ended September 30, 2023 to $311.0 million for the current period. The decline in net sales was primarily driven by a decline in DTC channel net sales in the year to date period. This decline is primarily related to softness in demand as a result of consumers being more selective with their spending. as identified in the second quarter of 2024. The retail channel net sales similarly experienced a decline in the current year period when compared to the same period in the prior year, driven entirely by a non-recurring transaction with the marketing barter partner in the third quarter of 2023.

Key Factors Affecting Our Financial Condition and Results of Operations

In 2024, the Company underwent significant changes to its management team, bringing about a change in strategic vision and evaluation of the Company’s current initiatives and brands. The evaluation included analysis of the brand level financials, strengths of each of the brands, product design and customer service metrics, marketing campaign effectiveness and cost, efficiencies of brands on a standalone or aggregated basis, amongst other things. This evaluation, undertaken over the course of the nine months ended September 30, 2024, led the Company to undertake the following activities within the third quarter of 2024:

•termination of underperforming marketing agreements with marketing barter partners that no longer aligned with the Company’s current marketing strategy;
•charges related to the IcyBreeze reporting unit stemming from underperformance and management’s determination to revise product designs; and
•reorganizing the Oru and ISLE reporting units to eliminate costs and capitalize on potential synergies, through restructuring under a revised management structure.

Management undertook these activities with the intent of enhancing the foundation of the Company as part of the strategic initiative to return the Company to growth. The restructuring items noted above are intended to provide future benefit to this return to growth, in the following manner:

•Through the termination of the underperforming marketing agreements, management is able to repurpose the funds previously allocated to these marketing contracts, towards increased investment in direct response marketing. Marketing spend under a certain marketing agreement was $16.9 million in full year 2023 and $3.4 million in the nine months ended September 30, 2024. The redirection of these marketing funds to direct response marketing is anticipated to generate more favorable returns on the marketing dollars spent, as direct response marketing is better aligned to how our target market consumes their media.
•The reorganization of the Oru and ISLE reporting units under a single brand president and leadership team was determined to be strategically beneficial, as both brands operate within the same outdoor watersports space. Through the reorganization under combined leadership, the Company expects to benefit from improved margins through the consolidation of overhead and exploration of manufacturing and logistics synergies. In addition, the Company expects to be able to better leverage the combined scale of the Oru and ISLE reporting units as we seek to scale and achieve growth.
•IcyBreeze was acquired in 2023 and we anticipated it to be a driver of the Company’s key metrics in the period of acquisition and beyond. Through the course of ownership, however, we determined that IcyBreeze underperformed projections. Management made the decision to
1 Retail channel net sales were previously referred to as wholesale channel net sales. Retail channel net sales have been reflected in this Quarterly Report and will be reflected as such in subsequent filings of the Company with the SEC.

wind-down the operations of IcyBreeze in the third quarter of 2024, with run-off operations limited to selling through remaining legacy products and IcyBreeze personnel being repurposed within the Company. While the operations of IcyBreeze are being wound down, the Company anticipates introducing revised product designs in a future period. This wind-down of operations, while resulting in a direct reduction to revenue attributable to the Company, is also anticipated to reduce the expenses of the brand that continued to exceed the revenues, which we expect to benefit net income (loss) in future periods.

While these activities are intended to provide future benefit to the Company, the majority of these activities above required some form of current or future period cash outlay. In order to fund these cash outlays in the current and future periods, the Company leveraged and will continue to leverage income from operations and draws on the Revolving Credit Facility (as defined below). The following table outlines the cash outlays and the period in which they occurred or are anticipated to occur.

Activity	Cash Outlay (dollars in thousands)	Period
Termination of marketing agreements	$9,000	Q4 2024
Reorganization of the Oru and ISLE Reporting Units	349	Q4 2024
Wind-down of the Operations of the IcyBreeze Reporting Unit	205	Q3 - Q4 2024

Discussion within the relevant comparative periods and sections have been included below.

Results of Operations
Three and Nine Months Ended September 30, 2024 Compared to the Three and Nine Months Ended September 30, 2023

Net Sales

Net sales are comprised of DTC and retail channel net sales to retail partners. Net sales in both channels reflect the impact of partial shipments, product returns, and discounts for certain sales programs or promotions.

Our net sales have historically included a seasonal component. In the DTC net sales channel, our historical net sales tend to be highest in our second and fourth quarters, while our retail net sales channel has historically generated higher sales in the first and third quarters. For 2024, the Company has identified a shift in the trend of the retail net sales channel, and expects higher sales to be generated in the first and fourth quarters. This trend may continue in the future. Additionally, we expect variances in our net sales throughout the year relative to the timing of new product launches.

	Three Months Ended September 30,		Change
(dollars in thousands)	2024	2023	$	%
Net sales	$94,139	$110,324	(16,185)	(14.7)%
DTC net sales	64,480	76,337	(11,857)	(15.5)%
Retail net sales	29,659	33,987	(4,328)	(12.7)%

	Nine Months Ended September 30,		Change
(dollars in thousands)	2024	2023	$	%
Net sales	$311,013	$329,458	$(18,445)	(5.6)%
DTC net sales	214,293	230,737	(16,444)	(7.1)%
Retail net sales	96,720	98,721	(2,001)	(2.0)%

The decrease in net sales for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 was driven by a decline in DTC channel net sales, coupled with a decline in retail channel net sales of lesser magnitude. DTC channel net sales declined, primarily resulting from softer demand trends as a result of consumers being more selective with their spending, while the decline in retail channel net sales is attributable to a non-recurring transaction in the prior year period with a marketing barter partner. The non-recurring transaction with a marketing barter partner in the third quarter of 2023 contributed $7.2 million of retail channel net sales in the 2023 periods.

Cost of Goods Sold and Gross Profit

Gross profit reflects net sales less cost of goods sold, which primarily includes the purchase cost of our products from our third-party manufacturers, inbound freight and duties, costs related to manufacturing of certain of our products, product quality testing and inspection costs and depreciation on molds and equipment that we own.

	Three Months Ended September 30,		Change
(dollars in thousands)	2024	2023	$	%
Cost of goods sold	$54,820	$42,065	$12,755	30.3%
Gross profit	39,319	68,259	(28,940)	(42.4)%
Gross margin (Gross profit as a % of net sales)	41.8%	61.9%		(20.10)

	Nine Months Ended September 30,		Change
(dollars in thousands)	2024	2023	$	%
Cost of goods sold	$138,513	$123,725	$14,788	12.0%
Gross profit	172,500	205,733	(33,233)	(16.2)%
Gross margin (Gross profit as a % of net sales)	55.5%	62.4%		(6.90)

In the third quarter of 2024, the Company wrote down $18.7 million of inventory and related purchase orders of the IcyBreeze reporting unit as part of the restructuring, contract termination and impairment charge activity. This write down was reflected in cost of goods sold, resulting in both the three months and nine months ended September 30, 2024 exceeding the respective prior year periods amounts and negatively impacting the gross margins of each respective period in the current year period.

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

When excluding the write down of inventory and purchase orders described above, cost of goods sold decreased for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, in line with the decrease in net sales in the current year period. Gross profit decreased in the current year period when compared to the same period in the prior year and was negatively impacted by the decline in revenue.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

When excluding the write down of inventory and purchase orders described above, cost of goods sold decreased for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, in line with the decline in net sales. Gross profit for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 also declined in line with the decline recognized within net sales.

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

	Three Months Ended September 30,		Change
(dollars in thousands)	2024	2023	$	%
Selling, general, and administrative expenses	$61,119	$57,016	$4,103	7.2%
SG&A as a % of net sales	64.9%	51.7%		13.2%

	Nine Months Ended September 30,		Change
(dollars in thousands)	2024	2023	$	%
Selling, general, and administrative expenses	$180,337	$165,162	$15,175	9.2%
SG&A as a % of net sales	58.0%	50.1%		7.9%

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

The increase in SG&A for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was driven by a $6.8 million increase in the fair market value changes in contingent consideration related to certain of our 2023 acquisitions and $1.1 million of variable cost increases, partially offset by $3.8 million of fixed cost decreases.

The variable cost increases for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 were primarily the result of a $1.9 million increase in write-offs of prepaid marketing related to marketing campaigns that management determined did not align with the current marketing strategy.

The fixed cost decreases for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 were primarily the result of a decrease in employee-related costs primarily driven by a significant reduction in equity based compensation expense and bonus expense, offset in part by costs associated with the separation of certain management personnel and addition of senior leadership positions. Partially offsetting the net decrease in employee-related costs were increases in professional services and information technology expenditures, each of which were incurred to support future growth plans.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

The increase in SG&A for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was driven by a $7.0 million increase in fair market value changes in contingent consideration related to certain of our 2023 acquisitions and $11.0 million of variable cost increases, partially offset by $2.7 million of fixed cost decreases.

The variable cost increases for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 were primarily the result of a $6.3 million increase in marketing spend, of which $3.4 million was spent in 2024 under a marketing contract terminated in the third quarter of 2024, and a $1.9 million increase in write-offs of prepaid marketing related to marketing campaigns that management determined did not align with the current marketing strategy.

The fixed cost decreases for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 were primarily the result of a $7.5 million decrease in employee-related costs primarily driven by a significant reduction in equity based compensation expense and bonus expense, offset in part by separation of certain management personnel and addition of senior leadership positions. Partially offsetting this decrease were increases of $1.7 million in professional services costs, $1.8 million in software expenses and $1.2 million in rent expense.

Restructuring, Contract Termination and Impairment Charges

Restructuring, contract termination and impairment charges consist of the activities as described above.

	Three and Nine Months Ended September 30,		Change
(dollars in thousands)	2024	2023	$	%
Restructuring charges	$580	$—	$580	100.0%
Impairment charges	68,216	—	68,216	100.0%
Contract termination	14,822	4,317	10,505	243.3%
Total restructuring, contract termination and impairment charges	$83,618	$4,317	79,301	1836.9%

The increase in restructuring charges for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 was the result of management undertaking the strategic activities noted above, resulting in $0.6 million of restructuring charges, $14.8 million of charges related to contract terminations and $43.2 million of impairment charges at the IcyBreeze reporting unit, as well as a $25.0 million goodwill impairment charge at the Solo Stove reporting unit driven by the sustained decline in share price, compared to a $4.3 million one-time contact termination fee, with offsetting benefits that were fully realized by the end of 2023, in the prior year period.

Other Operating Expenses

Other operating expenses include certain costs incurred as a public company, acquisition-related expenses, business optimization and expansion expenses and management transition costs.

	Three Months Ended September 30,		Change
(dollars in thousands)	2024	2023	$	%
Other operating expenses	$3,294	$1,199	$2,095	174.7%

	Nine Months Ended September 30,		Change
(dollars in thousands)	2024	2023	$	%
Other operating expenses	$8,688	$3,736	$4,952	132.5%

Other operating expenses increased for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, primarily as a result of increases to management transition costs, including additional cost associated with onboarding senior leadership positions and strategic consulting engagements. These strategic consulting arrangements consisted primarily of engagements for brand strategy, product roadmap development, information technology, accounting and finance transformation and brand marketing strategy.

Interest Expense, Net

Interest expense, net consists primarily of interest on our Revolving Credit Facility and Term Loan.

	Three Months Ended September 30,		Change
(dollars in thousands)	2024	2023	$	%
Interest expense, net	$3,683	$2,766	$917	33.2%

	Nine Months Ended September 30,		Change
(dollars in thousands)	2024	2023	$	%
Interest expense, net	$10,352	$7,542	$2,810	37.3%

Interest expense, net increased for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 due to an increase in the weighted average interest rate on our total debt balance, as well as a higher average debt balance in the current year when compared to the prior year.

Income Taxes

The Company is subject to U.S. federal, state, and local income taxes on the Company's allocable share of taxable income of Solo Stove Holdings, LLC (“Holdings”). The subsidiaries of Holdings are also subject to income taxes in the foreign jurisdictions in which they operate. We are the sole managing member of Holdings, and as a result, consolidate the financial results of Holdings. Holdings is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Holdings is generally not subject to U.S. federal and certain state and local income taxes. Instead, taxable income or loss is allocated to its members on a pro rata basis. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss of Holdings, as well as any stand-alone income or loss generated by Solo Brands, Inc.

	Three Months Ended September 30,		Change
(dollars in thousands)	2024	2023	$	%
Income tax expense (benefit)	$(6,897)	$(6,191)	$(706)	11.4%

	Nine Months Ended September 30,		Change
(dollars in thousands)	2024	2023	$	%
Income tax expense (benefit)	$(7,398)	$(3,272)	$(4,126)	126.1%

Income tax benefit increased for the three and nine months ended September 30, 2024 when compared to the three and nine months ended September 30, 2023, primarily driven by the book losses due to the restructuring, contract termination and impairment charges (see Note 2, Restructuring, Contract Termination and Impairment Charges for more information), offset in part by the increase in the Company’s valuation allowance, as compared to the prior year period which included a net release of the Company’s valuation allowance.

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

The table below reflects our sources, facilities and availability of liquidity as of September 30, 2024. See Note 9, Long-Term Debt, Net, to the unaudited consolidated financial statements included elsewhere in this Quarterly Report.

	Liquidity Sources and Facilities	Availability
Cash and cash equivalents	$12,494	$12,494
Working capital (excluding cash and cash equivalents)	50,298	50,298
Revolving Credit Facility	75,000	274,400
Term Loan	87,500	—

Revolving Credit Facility and Term Loan

On May 12, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., the Lenders and L/C Issuers party thereto (each as defined therein) and the other parties thereto (as subsequently amended on June 2, 2021, and September 1, 2021, the “Revolving Credit Facility”). As so amended, the Revolving Credit Facility allows us to borrow up to $350.0 million of revolving loans, including the ability to issue up to $20.0 million in letters of credit, with $0.6 million of letters of credit issued and outstanding as of September 30, 2024. While our issuance of letters of credit does not increase our borrowings outstanding under the Revolving Credit Facility, it does reduce the amounts available under the Revolving Credit Facility. The Revolving Credit Facility matures on May 12, 2026 and bears interest at a rate equal to the base rate as defined in the agreement plus an applicable margin, which as of September 30, 2024, was based on SOFR. Interest is due on the last business day of each March, June, September and December.

In addition to the above, the amendment on September 1, 2021 included a provision to borrow up to $100.0 million under a term loan (the “Term Loan”). The proceeds from the Term Loan were used to fund the Chubbies acquisition. The Term Loan matures on May 12, 2026 and bears interest at a rate equal to the base rate as defined in the agreement plus an applicable margin, which as of September 30, 2024, was based on SOFR. We were required to make quarterly principal payments on the Term Loan beginning on December 31, 2021. All outstanding principal and interest due on the Term Loan are due at maturity. All required principal payments were made on time and with available cash through the nine months ended September 30, 2024. Interest payments are due on a quarterly basis under the Term Loan, with the same due dates as noted for the Revolving Credit Facility above.

The Revolving Credit Facility and Term Loan are subject to certain financial and non-financial covenants as described in our 2023 Form 10-K in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.” As of September 30, 2024, we were in compliance with all required covenants.

As of September 30, 2024, there are no material changes to our primary short-term and long-term requirements for liquidity and capital as disclosed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2023 Form 10-K.

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

Cash Flows

	Nine Months Ended September 30,		Change
(dollars in thousands)	2024	2023	$	%
Cash flows provided by (used in):
Operating activities	$(2,470)	$39,164	$(41,634)	106.3%
Investing activities	(11,512)	(50,949)	39,437	(77.4)%
Financing activities	6,812	5,413	1,399	25.8%

Operating activities

The $41.6 million increase in cash used in operating activities period over period, as shown in the table above, was due to a $2.6 million increase in cash usage from changes in operating assets and liabilities (“working capital”) and a $39.1 million increase in cash usage from changes in net income (loss) after non-cash adjustments, primarily due to the decline in gross profit coupled with the increase in selling, general and administrative expenses driven by increases in marketing spend and distribution costs in the nine month period of 2024. The decrease in cash provided by working capital was primarily due to:
•a $37.0 million decrease in cash provided by changes in inventory due to increased inventory replenishment for the nine months ended September 30, 2024, as a result of a lower ending inventory balance upon exiting the fourth quarter of the year ended 2023 when compared to the prior year period, whereas the prior year period benefited from a higher ending inventory balance upon exiting the fourth quarter of the year ended 2022;
•a $11.6 million increase in cash used in changes in accrued expenses and other current liabilities primarily due to reductions in accrued bonus and larger cash outflows in the nine months ended September 30, 2024 when compared to the same period in the prior year for accrued inventory purchases; partially offset by
•a $30.5 million decrease in cash used in changes in accounts payable as a result of the timing of payments for the nine months ended September 30, 2024 when compared to the prior year period; and
•a $9.5 million decrease in cash used in changes in accounts receivable as a result of a larger volume of retail sales through our key strategic retailers and our retail network at period end in the third quarter of 2024 compared to the same period in the prior year; with
•the remaining changes to working capital were deemed immaterial to disclose separately.

Investing activities

The $39.4 million decrease in cash used in investing activities in the current period when compared to the prior period was due to non-recurring acquisition activity in the prior period.

Financing activities

The $1.4 million increase in cash provided by financing activities in the current period when compared to the prior period was primarily the result of non-recurring common stock repurchases in the prior period of $37.0 million, which were offset by net draws on the Revolving Credit Facility and payments on the Term Loan.

Contractual Obligations

As of December 31, 2023, we had a commitment to purchase $30.0 million of advertising services in 2024 and $67.5 million thereafter, with a minimum required payment of $10.3 million in 2024 and $16.2 million thereafter. As of September 30, 2024, we executed a termination agreement for advertising services, resulting in a remaining commitment of $9.0 million due in the fourth quarter of 2024 and $5.4 million in the first quarter of 2025. These purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement, and exclude agreements with variable terms for which we are unable to estimate the minimum amounts.

For information regarding our other contractual obligations, see Note 9 - Long-Term Debt, Net, Note 10 - Leases, and Note 1 - Significant Accounting Policies in this Quarterly Report and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2023 Form 10-K.

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

See Note 2 - Significant Accounting Policies, to the audited consolidated financial statements included in our 2023 Form 10-K for more information about our significant accounting policies, including our critical accounting policies. The critical accounting estimates that reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are described in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2023 Form 10-K. During the nine months ended September 30, 2024, there were no material changes to our critical accounting policies and estimates from those discussed in our 2023 Form 10-K. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

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

Interest Rate Risk

In order to maintain liquidity and fund business operations, we have a long-term credit facility and separate term loan that bear variable interest rates based on prime, federal funds, or SOFR plus an applicable margin based on our total net leverage ratio. As of September 30, 2024, we had indebtedness of $75.0 million and $87.5 million, with annualized rates of interest of 7.15% and 7.14%, under our Revolving Credit Facility and Term Loan, respectively. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors. We may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations, but as of September 30, 2024, we have not entered into any such contracts. A 100 bps increase in SOFR would increase our interest expense by approximately $1.6 million in any given year.

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

Foreign Currency Risk

Our international sales are primarily denominated in our international subsidiaries local currency. During the nine months ended September 30, 2024 and 2023, net sales in international markets accounted for 7.5% and 6.2% of our consolidated net sales, respectively. We do not believe exposure to foreign currency fluctuations had a material impact on our net sales. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. In addition, our suppliers may incur many costs, including labor costs, in other currencies. To the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margin. In addition, a strengthening of the U.S. dollar may increase the cost of our products to our customers outside of the United States. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuations from operating expenses is not material at this time. A 100 bps unfavorable change in foreign currency exchange rates to which we are exposed would increase our operating expenses by approximately $0.2 million for the nine months ended September 30, 2024.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation and because of the material weakness remediation measures described below, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

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

We believe the applicable measures have been implemented for a sufficient period of time and management has concluded, through our own testing, that the enhanced controls continued to operate effectively through the quarter ended September 30, 2024.

Changes in Internal Control over Financial Reporting

Other than as described in “Material Weakness and Remediation Measures” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information on the Company’s legal proceedings is set forth under Part I, Item 3. "Legal Proceedings” in our 2023 Form 10-K. There have been no material changes to the legal proceedings as described in the 2023 Form 10-K.

Item 1A. Risk Factors

You should carefully consider the risk factors set forth under Part I, Item 1A. "Risk Factors" in our 2023 Form 10-K, which risk factors are incorporated herein by reference. Such risks could materially affect our business, financial condition, and future results and are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes to the risk factors found in the 2023 Form 10-K, other than the following:

We may be unable to realize expected benefits from our strategic plans and restructuring and cost reduction efforts and our business might be adversely affected.

In order to operate more efficiently and control costs, from time to time, we recently announced and in the future may announce restructuring plans and other cost savings initiatives, which include re-balancing of products to align with our business strategy and workforce reductions. These plans are intended to generate, among other things, operating expense savings and improved margins and profitability. For example, in the third quarter of 2024, we implemented a strategic plan that involved activities related to restructuring, contract termination and related impairments.

We may undertake further restructuring actions or workforce reductions in the future. These types of restructuring and cost reduction activities are complex and may result in unintended consequences and costs, such as unforeseen delays in the implementation of our strategic initiatives, business and operational disruptions, decreased employee morale, loss of institutional knowledge and expertise, and potential impacts on financial reporting. Any reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we do not successfully manage our current initiatives and restructuring activities or any other similar activities that we may undertake in the future, expected efficiencies and benefits might be delayed or not realized, and our business, financial condition, and results of operations may be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

There were no sales of unregistered securities during the three months ended September 30, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a) None.
(b) None.
(c) During the three months ended September 30, 2024, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Solo Brands, Inc.	S-8	333-260826	4.1	11/5/2021
3.2	Amended and Restated Bylaws of Solo Brands, Inc.	S-8	333-260826	4.2	11/5/2021
10.1#	Amended and Restated Non-Employee Director Compensation Policy					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Solo Brands, Inc.

Date:	November 7, 2024	By:	/s/ Chris Metz
Chris Metz
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2024	By:	/s/ Laura Coffey
Laura Coffey
Chief Financial Officer
(Principal Financial Officer)