Form 10-K
period 2024-12-31
Solo Brands, Inc.
filed 2025-03-12
CIK 1870600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☐	Smaller reporting company	☒
Accelerated filer	☒	Emerging growth company	☒
Non-accelerated filer	☐

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on the New York Stock Exchange on June 28, 2024, was $63.7 million.

As of March 10, 2025, there were 59,186,521 shares of the registrant’s Class A common stock, $0.001 par value per share, outstanding and 33,091,989 shares of the registrant’s Class B common stock, $0.001 par value per share, outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year to which this report relates, are incorporated by reference herein.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to statements regarding our ability to continue as a going concern, our ability to improve our liquidity and long-term capital structure, including through a potential refinancing or restructuring of our debt and execution of operational improvements, our plans to regain compliance with the NYSE’s continued listing requirements, our future results of operations and financial position, industry and business trends, business strategy, plans, market growth and our objectives for future operations.

The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2024. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

Where You Can Find More Information; Available Information

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

All periodic and current reports, registration statements and other filings that we have filed or furnished to the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge from the SEC’s website (www.sec.gov) and on our website at https://investors.solobrands.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC.

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

About this Annual Report

As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to:

•“we,” “us,” “our,” “the “Company,” “Solo Brands, Inc.” and similar references refer to Solo Brands, Inc., and, unless otherwise stated, all of its subsidiaries, including Solo Stove Holdings, LLC (“Holdings”). Such references also include the companies acquired in the acquisitions made in 2023, from the date of the applicable acquisition. Unless otherwise indicated, (i) information presented for a period entirely preceding an acquisition does not give effect to the consummation of such acquisition and reflects only the subsidiaries and brands owned prior to such acquisition and (ii) information presented for a period following an acquisition or during which an acquisition occurred includes the impact of the acquisition from the date of such acquisition.
•“Reorganization Transactions” refers to certain reorganization transactions effected in connection with the completion of our initial public offering (“IPO”). See “Initial Public Offering and Reorganization Transactions” in Item 7 of the 2021 Annual Report on Form 10-K for further details of the related transactions.
•“LLC Interests” refer to a single class of common membership interests of Holdings.
•“Original LLC Owners” refer to the direct and certain indirect owners of Holdings, collectively, prior to the Reorganization Transactions.
•“Continuing LLC Owners” refers to Original LLC Owners who continue to own LLC Interests after the Reorganization Transactions and who may exchange their LLC Interests for shares of the Company’s Class A common stock or a cash payment, in each case, together with a cancellation of the same number of the Company’s shares of Class B common stock.
•“Former LLC Owners” refers to all of the Original LLC Owners (excluding the Continuing LLC Owners) who exchanged their indirect ownership interests in Holdings for shares of the Company’s Class A common stock and cash in connection with the completion of the IPO.
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

Who We Are

Solo Brands operates five premium outdoor brands: Solo Stove, Oru Kayak, Inc. (“Oru”), International Surf Ventures, Inc. (“ISLE”), Chubbies, Inc. (“Chubbies”), and Sconberg, LLC (“TerraFlame”). Our brands develop innovative products and market them directly to customers primarily through e-commerce channels, as well as partnerships with key retailers. Our platform is led by our largest brand, Solo Stove, which was founded in 2011 by two brothers seeking to bring family together in the outdoors. Our founders combined their passion for e-commerce with their love of the outdoors to create a digitally-native platform to market the revolutionary Solo Stove Lite (“Lite”), an ultralight portable backpacking camp stove that can boil water in under 10 minutes using just twigs, sticks, and leaves. Solo Stove followed the success of the Lite with the launch of its iconic, stainless steel, virtually smokeless fire pits in 2016, pioneering a new product category that has helped foster a loyal community of enthusiasts and furthers our efforts to bring people together.

Solo Stove’s historical growth and free cash flow allowed us to make significant investments in our global supply chain and bring fulfillment, research and development, sales and marketing, and customer service in-house. This infrastructure aims to provide an authentic end-to-end customer experience, expedited delivery, greater cost efficiencies, and redundancy in manufacturing. It also laid the groundwork for the creation of Solo Brands, Inc. and acquisition of additional brands.

We believe our business has distinct competitive advantages, including our ability to acquire and operate outdoor brands that have broadened our product assortment, while sharing our values of authenticity, product quality, and community. Through our direct to consumer (“DTC”) and retail channels, we develop connections with our customers, receive real-time feedback that informs our product development roadmap and marketing decisions, and enhance our brands. This connection with our customers helps to drive favorability within the communities in which we operate, including with our retail partners, and positions us for future growth.

For more information, see “Where You Can Find More Information; Available Information” above.

Product Design and Development

Solo Brands and its products are driven by the “create good” philosophy and are designed to get you in touch with whatever “good” is for you. We create good products that foster good moments and memories, so our customers can create a good life.

Our products undergo a rigorous development process designed to maximize performance while minimizing complexity, delivering a superior degree of quality, functionality, portability, style, and ease-of-use. The Lite set the standard, and we have continued to design and develop groundbreaking, high-performance products engineered with purposeful simplicity. We carefully design and engineer every product for immediate enjoyment, free of complexity and intimidating learning curves often found in engineered outdoor and lifestyle products. While employing the same approach that led to the success of our stoves, we have successfully broadened our product line to include virtually smokeless fire pits, cooking systems, pizza ovens, patio heaters, and storage units, and added portable kayaks and paddle boards, lifestyle apparel, and other accessories.

At Solo Brands, not only are our products innovative, but we believe our approach to innovation stands apart from the competition. We do not believe in behind-the-curtain intuition-driven design, but rather customer-driven product development. We employ a data-driven approach to portfolio expansion opportunities and a product development process that is guided by direct customer feedback and market data, which allows for a reduction in the time from ideation to product delivery. Through this approach, we have expanded our product lines by designing solutions around consumer demand, including new products and accessories and additional sizes of existing product lines, as well as through strategic acquisitions that complement the Solo Brands platform.

The Solo Brands product design teams control every aspect of our innovation, including design, construction, material performance requirements, manufacturing protocols, supplier selection, packaging specifications, and quality plans. Utilizing our in house research and development center at our headquarters, as well as industry leading partners, the product development team is able to apply continued design, testing, and quality control. Once we approve the final design and specifications of a new product, depending on the product, we either source materials directly or partner with specialized third-party manufacturers to produce our products according to our performance and quality standards. Each of our brands has established deep relationships with trusted third-party manufacturers—predominantly in China and Southeast Asia, as well as in Mexico through a dedicated facility operated by a manufacturing labor outsourcing company.

Products

We offer wide-ranging and high-quality products directly to our customers through our platform. Our products are carefully designed to maximize performance while minimizing complexity. We create highly functional, yet simple products that are both durable and easy-to-use.

The following products are produced by our Solo Stove segment:

Camping Stoves. We revolutionized the camp stove category with the launch of our Lite in 2011. This ultralight and portable product does not require synthetic fuel and can boil water in under 10 minutes using just twigs, sticks, and leaves found outside. Today, our Stoves include the Lite, Titan, and Campfire, each of which is wood burning and incorporates our secondary burn technology, creating a hotter flame great for cooking. Each Stove also has a variety of cooking pots and accessories.

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

Cooking. In 2023, we continued to lean into expanding the cooking category by launching Pi Prime, an easy-to-use standalone durable stainless steel pizza oven with a lower entry price than our original pizza oven. To further support our end users and enhance the cooking experience, we have teamed with prominent influencers in the social media space and offer ingredients for one-time delivery or subscription.

Outdoor Heating. In 2022, we challenged the outdoor heating market norms by launching a wood-pellet burning patio heater. Virtually smokeless, and easy to use with a small bag of wooden pellets, rather than an expensive and heavy propane tank, our patio heater provides head to toe warmth.

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

The following products are produced by our Chubbies segment:

Lifestyle Apparel. Chubbies is a fun-loving, premium apparel brand that offers well-fitted comfortable clothing with unique style. The Chubbies brand has historically had five main product lines—Swim Trunks, Casual Shorts, Sport, Polos + Shirts, and Lounge. Chubbies has continued to challenge the men’s and kids apparel worlds, with bold patterns, innovative products designed with customer insights in mind and collaborations our customers love, such as the NFL line launched in 2024. Created with high performance stretch fabric, Chubbies offers premium quality with a lightweight and breathable design that can be worn anywhere and anytime.

The following products are produced by our All Other segment:

Recreation. Oru Kayak is the original origami kayak that allows users to go from box to boat in a matter of minutes. Oru offers premier kayaks that require minimal storage space, are portable, and easy-to-use. The Oru brand includes models and sizes to fit the customers’ needs, including the Inlet, Lake, Beach, Bay, Coast and Haven, along with the edgier and eye-pleasing sport versions of the Beach and Inlet that come exclusively in black. Built with durable, corrugated OruPlast™ technology, our kayaks offer premium quality, exceptional control and stability, and starting at just 17 pounds, they are highly portable and can be transported in the trunk of a small car or carried on public transportation.

ISLE produces high-quality stand-up paddle boards and a hybrid kayak with colorful designs that are engineered to accommodate every skill level, style, and interest. ISLE offers an extensive array of paddleboards, kayak hybrids, surfboards, floats and accessories with bold and award winning designs. With an emphasis on form and function, ISLE’s products are intended to help users reconnect with the simple joy of getting outside, and their innovative portable designs allow users take them anywhere they can find floatable water.

Marketing

Our multifaceted marketing strategy engages existing and new customers to promote sales generation and to build brand awareness and affinity. We utilize data-driven performance marketing tactics to engage with our targeted customer base and create differentiated brand marketing content designed to drive an authentic customer experience and fuel brand awareness and loyalty for each of our brands independently.

We employ a wide range of marketing tactics and outlets to cultivate our relationships with experts, enthusiasts, and everyday consumers. Our marketing team actively utilizes a combination of digital, social media, traditional, and grass-roots initiatives to support our brand. Our marketing team is a major differentiator and strength for the Company, as it allows us to execute quickly, pivot when needed, and deliver creative content that drives customer engagement. While our in-house marketing team remains the primary focus, we continue to leverage the expertise and enhanced penetration available through industry leading external marketing agencies, which led to increased brand awareness from campaigns in 2023 and 2024, such as the Snoop Dogg campaigns. With loyal customers already rooted with each of our brands, we also believe a large opportunity exists for effective cross-marketing.

Sales Channels

We are an omni-channel company that leverages the power of e-commerce as well as physical retail stores. In addition to our DTC execution, we are strategically expanding our retail channel through retail partners that support our brand image and share our passion and dedication for innovative, best-in-class products of uncompromising design and performance. Our net sales are concentrated in the United States, though we have a growing international presence.

Direct-to-Consumer (“DTC”). We follow a digital-first strategy which prioritizes a direct connection with customers through e-commerce channels. Our currently owned brands generate the majority of sales online, including through owned social channels such as Facebook and Instagram that route visitors to our sites. This is supplemented by our DTC business via relationships with select third-party e-commerce marketplaces, such as Amazon. We believe these sales channels provide incremental sales reach for our business and opportunities to increase awareness for our brands. In fiscal year 2024, DTC sales accounted for 70.2% of Solo Brands sales. In 2024, we continued to make meaningful investments in our e-commerce and digital platform to drive growth, including the implementation of cutting-edge technology, marketing, and analytics to increase speed and ease of use on both our desktop and mobile sites.

Through our owned brand websites, we offer our entire product portfolio and create a differentiated experience for our customers that reflects some of the same design principles that we incorporate into our products—simple, elegant and high performance. Our sites provide a content-rich and educational shopping experience, inviting customers to experience our brands, learn about our products through extensive overviews, specifications and intuitive FAQs, discover ways to enjoy our products, and hear firsthand from our customers’ experiences with our brands. Customers can access blogs through our websites, where we publish premium digital content, share customer stories and information on products, and further cultivate our community. With ongoing improvement of our existing websites and a shift to increasingly scalable platforms, we believe we are continually enhancing the customer experience. We believe our digital expertise provides us a competitive advantage and is replicable and extendible across other brands.

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

We also operate twelve Chubbies retail stores with plans to continue expanding, and one ISLE surf pro-shop, which provide additional opportunities to interact directly with our customers in person and strengthen customer relationships.

Retail. We have built relationships with well-known outdoor products and sporting goods retailers. We choose our retail partners carefully based on their reputation, demographic, and commitment to appropriately learn and showcase Solo Brands’ portfolio of products, provide hands-on customer service, and willingness to abide by our terms and conditions, including consistent adherence to our minimum-advertised price (“MAP”) policy. We also sell products on websites of retailers. These sites give Solo Brands even more online presence in our effort to ensure customers find us wherever they choose to shop for outdoor and recreation products. Our strategic retail channel distribution is supported by our dedicated sales and account management team. As an added benefit to our strategic retail partners, we provide the opportunity to leverage a variety of our products, including specialized items specific to certain of these partners, further demonstrating our desire to operate as a value adding partner. This team serves our retail partner base and identifies potential new retailers to expand our geographic footprint.

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

Segment Information

Historically, we have operated as a single reportable segment. In 2024, as a result of the change in the way our new Chief Executive Officer (“CEO”), who we have determined to be the chief operating decision maker (“CODM”), began assessing financial performance and allocating resources, we now operate as two reportable segments: Solo Stove, which includes the Solo Stove and TerraFlame brands and primarily offers indoor and outdoor firepits, stoves, and accessories, and Chubbies, which offers premium casual apparel and activewear. The remaining operating segments are included within the Corporate and All Other category. The CODM makes operating decisions, assesses financial performance, and allocates resources based upon discrete financial information at the reportable segment level.

Supply Chain and Quality Assurance

We manage a supply chain of third-party manufacturing and logistics partners to produce and distribute our products. We work with partners who allow for production flexibility, efficiency and scalability, possess capabilities to support new products, meet our expanding sales channel strategies and other required operational needs. We currently have a number of manufacturing partners located in various countries including the United States, India, Vietnam, Cambodia, and Mexico, with the majority of our manufacturing concentrated with two manufacturers in China.

Our supply chain management team researches materials and equipment, vets potential manufacturing partners, directs our internal demand and production planning, approves and manages product purchasing plans, and oversees product transportation. While we have selected our current manufacturers for commercial and operational reasons, there are currently alternative suppliers that we believe we can qualify and engage to supply products and materials of the same quality, in similar quantities, and on substantially similar terms as our current providers if needed. From time to time, we source new suppliers and manufacturers to support our ongoing innovation and growth, particularly in our more recently introduced product categories, and we evaluate all new suppliers and manufacturers to assess if their standards for quality of manufacturing, ethical working conditions and environmental sustainability practices are shared with ours.

Quality is critically important to us and we work closely with our manufacturing partners with respect to product quality and manufacturing process efficiency. As part of our quality assurance program, we have developed and implemented comprehensive product inspection and facility oversight processes that are performed by our employees and third-party resources, who work with our suppliers to assist them in meeting our quality standards, as well as improving their production yields and throughput. While we do not directly source significant amounts of raw materials and components for most of our products, we control the specifications for key raw materials used in our products.

The U.S. presidential administration recently imposed new or increased tariffs on goods manufactured in China, Mexico and Canada. During 2024, the majority of our products that were imported into the United States from China were already subject to tariffs that were as high as 25%, which adversely impacted our expenses. In addition, our product lines involve production with steel manufactured outside the U.S., including steel manufactured in Mexico, that is also subject to new tariffs. These new tariffs and retaliatory actions by foreign governments are expected to have a significant adverse effect on our results of operations and margins and sales of our products outside the U.S. For additional information, see Part I, Item 1A, Risk Factors, “Tariffs or other restrictions placed on foreign imports and any related counter-measures taken by other countries harm our business and results of operations” and “Our products are manufactured by third parties outside of the United States, and our business may be harmed by legal, regulatory, economic, societal, and political risks associated with those markets.”

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

We manage inventory by analyzing product sell-through, forecasting demand, and working with our supply chain to ensure sufficient availability. Additionally, we lease a 20,000 square foot facility in Canada and a 72,000 square foot facility in Rotterdam, Netherlands. Our domestic and international warehouses position Solo Brands to reach customers quickly and position us to realize immediate cost savings. We use a warehouse management system at these distribution centers that interfaces with our enterprise resource planning (“ERP”) system so that we can maintain visibility and control over inventory levels and customer shipments. We believe our domestic capacity and the capacity of international providers is sufficient to meet our future needs.

Intellectual Property and Brand Protection

We take the protection of our intellectual property very seriously and have taken a variety of operational and legal measures to protect our distinctive brand, designs, and inventions. Our engineering and industrial design teams collaborate at our Grapevine, Texas headquarters to create new products, and are supported by individual product design teams at the various brand levels. As part of this process, product designs, specifications, and performance characteristics are developed. After these aspects of the process are complete, we seek intellectual property protection, including applying for patents and for registration of trademarks for new classes where applicable.

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

We aggressively pursue and defend intellectual property rights to protect our distinctive brand, designs, and inventions. We use third-party enforcement agencies, and have processes and procedures in place to identify, protect, and optimize our intellectual property assets on a global basis. Our experienced legal and brand protection teams initiate claims against those offering infringing products to protect our intellectual property assets, including our distinctive designs, copyrights, and trade dress. In the future, we intend to continue to seek intellectual property protection for our new products and prosecute those who infringe against these valuable assets.

Information Technology

Information technology, or IT, systems are integral to our ability to operate, analyze and manage our business, research and develop new products, enhance our customers’ experience, and optimize our operating costs. Our infrastructure is cloud-first, as we believe it provides the most flexibility, scalability, and is inherently resilient with platform level redundancy in networking and computer hardware. We leverage third-party components and software to enhance our platform capabilities and ERP and e-commerce systems to improve our operations and manage our growth potential. We utilize leading software solutions for key aspects of our information systems. We believe our planned systems infrastructure will be sufficient to support our business for the foreseeable future.

Competition

We compete in the large outdoor, leisure, recreation, and lifestyle apparel markets and may compete in other addressable lifestyle markets. Competition in our markets is based on a number of factors including product quality, performance, durability, styling, ease-of-use, and price, as well as brand image and recognition. We believe that we have been able to compete successfully on the basis of our superior design capabilities and product development, brands, customer service, and our omni-channel approach. We believe that our value proposition and brand strategy create competitive advantages that set us apart from competition in the broader fragmented outdoor, leisure, recreation, and lifestyle apparel markets.

Human Capital Management

The Solo Brands management team has a dedicated focus on developing a strong, intentional company culture. We continue to invest in our people, adding key management personnel to our platform with the goal of accelerating growth, strengthening and complementing our existing leadership team, and leveraging the sharing of best practices across the platform. Our increasingly well-known portfolio of brands and our culture of innovation, collaboration and personal development has enabled us to recruit top talent in all areas of our business.

We are focused on recruitment, retention, and training, all areas where we see significant opportunity as we scale and bring on new team members. We believe the dedicated team of Solo Brands employees is a critical factor to our past and future success and intend to continue investing in our team’s well-being. None of our employees are currently covered by a collective bargaining agreement. We have experienced no labor-related work stoppages and employee relations are considered to be good. As of December 31, 2024, we had approximately 526 employees.

Government Regulation

Our products sold in the United States are subject to the provisions of multiple statutes, including, but not limited to, the Consumer Product Safety Act (“CPSA”), the Federal Hazardous Substances Act (“FHSA”), the Consumer Product Safety Improvement Act of 2008 (“CPSIA”) and the Flammable Fabrics Act (“FFA”), and the regulations promulgated pursuant to such statutes. These statutes and the related regulations ban from the market any consumer products that fail to comply with applicable product safety laws, regulations, and standards. The Consumer Product Safety Commission may require the recall, repurchase, replacement, or repair of any such banned products or products that otherwise create a substantial risk of injury and may seek penalties for regulatory noncompliance under certain circumstances. Similar laws exist in some U.S. states and our products sold worldwide are subject to the provisions of similar laws and regulations in many jurisdictions, including Canada, Australia, and Europe.

We maintain a quality control program to help maintain compliance with applicable product safety requirements. We use independent third-party laboratories that employ testing and other procedures intended to maintain compliance with the CPSA, the FHSA, the CPSIA, the FFA, other applicable domestic and international product standards, as well as our own standards and those of some of our larger retail customers. Nonetheless, there can be no assurance that our products are or will be hazard free, and we may in the future experience issues in products that result in recalls, withdrawals, or replacements of products. A product recall could have a material adverse effect on our results of operations and financial condition, depending on the product affected by the recall and the extent of the recall efforts required. A product recall could also negatively affect our reputation and the sales of other products. See Item 1A, “Risk Factors.”

In relation to our sales and marketing activities, we are subject to various consumer protection rules and regulations promulgated and/or enforced by various federal and state regulators such as the U.S. Federal Trade Commission, and state attorneys general as well as non-U.S. regulatory authorities that relate to advertising, product delivery and other consumer-facing practices. In addition, our online products and services, including our e-commerce and digital communications activities, are or may be subject to U.S. and non-U.S. data privacy and cybersecurity laws, such as the U.S.

Children’s Online Privacy Protection Act, the California Consumer Privacy Act (“CCPA”), the General Data Protection Regulation (the “GDPR”), and the UK General Data Protection Regulation and the UK Data Protection Act 2018 (collectively, the “UK GDPR”).

We are subject to various other federal, state, local and international laws and regulations applicable to our business, including export controls, and have established processes for compliance with these laws and regulations.

For the year ended December 31, 2024, compliance with governmental regulations did not have a material effect on our capital expenditures, earnings or competitive position, and, at this time, we do not expect to incur material capital expenditures related to compliance with regulations in 2025.

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

Risk Factors Summary

The principal risks and uncertainties affecting our business include the following:

•Our financial condition raises substantial doubt as to our ability to continue as a going concern.
•We may be unable to realize expected benefits from our strategic plans, any restructuring and cost-reduction efforts, and operational improvements.
•Our limited liquidity poses additional risks to our business and operations.
•We depend on cash generated from our operations to support our business and our growth initiatives.
•Our indebtedness limits our ability to invest in the ongoing needs of our business.
•Our business depends on maintaining and strengthening our brand and generating and maintaining ongoing demand for our products, and a significant reduction in such demand could harm our results of operations.
•If we are unable to successfully design, develop, and introduce new products, our business will be harmed.
•Tariffs or other restrictions placed on foreign imports and any related counter-measures taken by other countries harm our business and results of operations.
•Our products are manufactured by third parties outside of the United States, and our business may be harmed by legal, regulatory, economic, societal, and political risks associated with those markets.
•We rely on third-party manufacturers and problems with, or the loss of, our suppliers or an inability to obtain raw materials could harm our business and results of operations.
•Our historic growth rates have not been sustained and are not indicative of future growth.
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
•Our business may be affected by the evolving regulatory framework for AI technologies.
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
•The price of our Class A common stock has fluctuated and will likely continue to fluctuate and you may not be able to sell the shares you purchase at or above your purchase price.

•Our failure to regain compliance with the continued listing requirements of the New York Stock Exchange (the “NYSE”) or any future failure to meet such requirements could result in the delisting of our Class A common stock, which would have an adverse impact on the trading, liquidity and market price of our Class A common stock.
•We may become involved in legal or regulatory proceedings and audits.
•Our environmental, social and governance (“ESG”) and sustainability initiatives and the adoption of ESG regulatory frameworks may impose additional costs and expose us to emerging areas of risk.
•The impacts of risks associated with international geopolitical conflicts, including continued tensions between Taiwan and China, the war in Ukraine and the conflicts in the Middle East, on the global economy, energy supplies and raw materials are uncertain, but may prove to negatively impact our business and operations.

Risks Related to our Liquidity and Indebtedness

Our financial condition raises substantial doubt as to our ability to continue as a going concern.

We incurred a net loss of $113.4 million during the year ended December 31, 2024 and had an accumulated deficit of $228.8 million. We had cash and cash equivalents of $12.0 million and total debt outstanding of $150.7 million as of December 31, 2024. In addition, subsequent to December 31, 2024, we drew an additional $277.3 million on our Revolving Credit Facility (as defined herein), which matures on May 12, 2026. As of December 31, 2024, we were in compliance with the financial and operational covenants under the credit agreement governing our Revolving Credit Facility, however, due primarily to uncertainty in our business and our expected levels of indebtedness, without the application of successful mitigating strategies, we expect to experience difficulty remaining in compliance with the quarterly financial covenants. Failure to satisfy either the interest coverage ratio or total net leverage ratio is an event of default under the credit agreement. If an event of default occurs, the lenders could elect to declare all amounts outstanding under the credit facility immediately due and payable and exercise other remedies as set forth in the credit agreement. In such case, we may need to liquidate or seek protection from creditors under Chapter 11 of the U.S. Bankruptcy Code, which would materially harm our business, financial condition, and results of operations and could cause our stockholders to lose all or part of their investment.

We are evaluating strategies to refinance our existing debt. These strategies could include restructuring our debt, issuing new debt or entering into other financing arrangements. In addition, our plans are focused on improving our results and liquidity through a variety of operational improvements throughout 2025, including decreasing costs through a reduction in force and closures of select distribution centers. However, there can be no assurance that we will be able to refinance or restructure our debt or that we will be able to execute any operational improvements. As a result, there can be no assurance that we will be able to obtain or generate additional liquidity when needed or under acceptable terms, if at all.

Our recurring losses, negative cash flow, need for additional financing and the uncertainties surrounding our ability to obtain such financing, improve our results and liquidity, or execute specific initiatives, raise substantial doubt about our ability to continue to execute our operating plan as currently intended. Additional financing, whether in the form of equity or debt, may not be available to us on acceptable terms, on a timely basis, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business would be materially harmed. Furthermore, any new equity we issue will likely result in substantial dilution to our existing stockholders.

If we are unable to obtain additional financing, improve our results or liquidity or execute any operational improvements, we will be unable to continue to fund our operations, continue to sell our products, realize value from our assets, or discharge our liabilities in the normal course of business. If we become unable to continue as a going concern, we could have to liquidate our assets, and potentially realize significantly less than the values at which they are carried on our financial statements, and stockholders could lose all or part of their investment.

If we seek the protection of the U.S. Bankruptcy Court, our operations and ability to develop and execute our business plan, and our ability to continue as a going concern, are subject to the risks and uncertainties associated with bankruptcy. As such, seeking U.S. Bankruptcy Court protection is likely to have a material adverse effect on our business, financial condition, results of operations and liquidity. During any Chapter 11 cases, our senior management would be required to spend a significant amount of time and effort attending to the restructuring of the business instead of focusing exclusively on our business operations. Bankruptcy Court protection also might make it more difficult to retain management and other employees necessary to the success and growth of our business.

Additionally, our financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Thus, our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We may be unable to realize expected benefits from any strategic plans, restructuring and cost reduction efforts, and operational improvements.

In 2024, we announced restructuring plans and other cost savings initiatives, in order to operate more efficiently and control costs, which included re-balancing of products to align with our business strategy and workforce reductions. These plans were intended to generate, among other things, operating expense savings and improved margins and profitability. For example, in the third quarter of 2024, we implemented a strategic plan that involved activities related to restructuring, contract termination and related impairments, which was completed in the fourth quarter of 2024. In addition, as described above, our plans are focused on improving our results and liquidity through a variety of operational improvements throughout 2025, including decreasing costs through a reduction in force and closures of select distribution centers.

These types of restructuring and cost reduction activities are complex and may result in unintended consequences and costs, such as unforeseen delays in the implementation of our strategic initiatives, business and operational disruptions, decreased employee morale, loss of institutional knowledge and expertise, and potential impacts on financial reporting. Reductions in workforce also make it difficult for us to pursue, or can prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we do not successfully manage our current initiatives and restructuring activities, expected efficiencies and benefits might be delayed or not realized, and our business, financial condition, and results of operations may be materially adversely affected.

Our limited liquidity poses additional risks to our business and operations.

Our limited liquidity has required and will continue to require a substantial portion of time and attention from our senior management team. Our management has spent considerable time participating in the development of strategies and plans to address our limited liquidity. This diversion of management’s attention may have a material adverse effect on the conduct of our business, and, as a result, on our financial condition and results of operations. On February 18, 2025, we announced that our Board appointed John Larson, a member of our Board, as Interim President and Chief Executive Officer. Failure to integrate Mr. Larson into his role could affect the execution of any refinancing, restructuring, revenue-generating or liquidity initiatives. Other risks related to our limited liquidity and any mitigating strategies include, but are not limited to, the high costs of negotiating agreements and seeking and executing liquidity initiatives; our ability to maintain our relationships with our suppliers, service providers, customers, and other third parties; our ability to retain and attract employees; and our ability to maintain contracts that are critical to our operations. These risks affect our business and operations and the price of our Class A common stock.

We depend on cash generated from our operations to support our business and our growth initiatives.

We primarily rely on cash flow generated from our sales to fund our current operations and our growth initiatives. We require significant amounts of cash to purchase inventory, work on our product development, maintain our manufacturer and supplier relationships, pay personnel, pay for the costs associated with operating as a public company, and to further invest in our sales and marketing efforts. As of December 31, 2024, we had cash and cash equivalents of $12.0 million. If our business does not generate sufficient cash flow from operations to fund these activities and sufficient funds are not otherwise available from financing sources, we will not be able to sustain and continue our operations. In such case, we could be required to liquidate our assets, and potentially realize significantly less than the values at which they are carried on our financial statements, and stockholders could lose all or part of their investment.

Our indebtedness limits our ability to invest in the ongoing needs of our business.

On May 12, 2021, we entered into a Credit Agreement among Solo Brands, LLC, Solo Stove Intermediate, LLC, JPMorgan Chase Bank, N.A., and the Lenders and L/C Issuers party thereto (as subsequently amended on June 2, 2021, September 1, 2021 and May 22, 2023, the “Revolving Credit Facility”). The Revolving Credit Facility is jointly and severally guaranteed by Solo Stove Intermediate, LLC and any future subsidiaries that execute a joinder to the guaranty and related collateral agreements, or the Guarantors. The Revolving Credit Facility is also secured by a first priority lien on substantially all of our assets and the assets of the Guarantors, in each case subject to certain customary exceptions.

The Revolving Credit Facility places certain conditions on us, including that it:

•requires us to utilize a portion of our cash flow from operations and dispositions of assets to make repayments of our indebtedness, reducing the availability of our cash flow to fund working capital, capital expenditures, development activity, return capital to our stockholders, and other general corporate purposes;
•increases our vulnerability to adverse economic or industry conditions;
•limits our flexibility in planning for, or reacting to, changes in our business or markets;
•makes us more vulnerable to increases in interest rates, as borrowings under the Revolving Credit Facility bear interest at variable rates;
•limits our ability to obtain additional financing in the future for working capital or other purposes; and
•places us at a competitive disadvantage compared to our competitors that have less indebtedness.

The Revolving Credit Facility places certain limitations on our ability to incur additional indebtedness. However, subject to the qualifications and exceptions in the Revolving Credit Facility, we could incur substantial additional indebtedness, if available. The Revolving Credit Facility also places certain limitations on our ability to enter into certain types of transactions, financing arrangements and investments, to make certain changes to our capital structure, and to guarantee certain indebtedness, among other things. The Revolving Credit Facility also places certain restrictions on the payment of dividends and distributions and certain management fees. These restrictions limit or prohibit, among other things, and in each case, subject to certain customary exceptions, our ability to: (a) pay dividends on, redeem or repurchase our stock, or make other distributions; (b) incur or guarantee additional indebtedness; (c) sell stock in our subsidiaries; (d) create or incur liens; (e) make acquisitions or investments; (f) transfer or sell certain assets or merge or consolidate with or into other companies; (g) make certain payments or prepayments of indebtedness subordinated to our obligations under the Revolving Credit Facility; and (h) enter into certain transactions with our affiliates.

As described above, the Revolving Credit Facility requires us to comply with certain covenants and failure to comply with our Revolving Credit Facility, including the financial and operational covenants thereunder, the occurrence of a change of control or a failure to make scheduled payments on our debt, could result in an event of default.

If an event of default and acceleration of our obligations occurs, the lenders under the Revolving Credit Facility would have the right to foreclose against the collateral we granted to them to secure such indebtedness, which consists of substantially all of our assets, including the equity of

Holdings and certain of its subsidiaries. If the debt under the Revolving Credit Facility were to be accelerated, we would not have sufficient cash or may not be able to sell sufficient collateral to repay this debt, which would immediately and materially harm our business, results of operations, and financial condition. The threat of our debt being accelerated in connection with a change of control could also make it more difficult for us to attract potential buyers or to consummate a change of control transaction that would otherwise be beneficial to our stockholders.

Risks Related to our Business and Industry

Our business depends on maintaining and strengthening our brand and generating and maintaining ongoing demand for our products, and reductions in such demand harm our results of operations.

We have developed a strong and trusted brand that we believe has contributed significantly to the success of our business, and we believe our continued success depends on our ability to maintain and grow the value and reputation of Solo Brands. Maintaining, promoting and positioning our brand and reputation depends on, among other factors, the success of our product offerings, quality assurance, marketing and merchandising efforts, the reliability and reputation of our supply chain, our ability to grow and capture share of the outdoor lifestyle category, and our ability to provide a consistent, high-quality consumer experience. We have made substantial investments in these areas in order to maintain and enhance our brand and these experiences, but such investments are not always successful. Any negative publicity, regardless of its accuracy, could materially adversely affect our business. For example, our business depends in part on our ability to maintain a strong community of engaged customers and social media influencers. We may not be able to maintain and enhance a loyal customer base if we receive customer complaints, negative publicity or otherwise fail to live up to consumers’ expectations, which could materially adversely affect our business, operating results and growth prospects.

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

If we are unable to successfully design, develop and introduce new products, our business will be harmed.

Solo Stove made up the majority of our total revenue in the year ended December 31, 2024. For the year ended December 31, 2024, we experienced a decrease in our net sales primarily driven by the Solo Stove segment, as a result of a lack of significant new product launches in 2024 when compared to the prior year. Our business and financial results depend in part on our ability to expand sales of our other existing products and to introduce new and enhanced products. The success of our new and enhanced products depends on many factors, including anticipating consumer preferences, finding innovative solutions to consumer problems, differentiating our products from those of our competitors, and maintaining the strength of our brand while also expanding our brand beyond the categories of products we currently sell. The design, development and introduction of our products is costly and we typically have several products in development at the same time. If we misjudge or fail to anticipate consumer preferences or there are problems in the design or quality of our products, or delays in product introduction, our brand, business, financial condition, and results of operations could be harmed.

Tariffs or other restrictions placed on foreign imports and any related counter-measures taken by other countries harm our business and results of operations.

Geopolitical uncertainties and events damage and disrupt international commerce and the global economy, and could have a material adverse effect on us, our suppliers, logistics providers, manufacturing vendors and customers. Changes in commodity prices may also cause political uncertainty and increase currency volatility that can affect economic activity and, in turn, adversely impact our business, results of operations and financial condition.

In recent years, tariffs on goods manufactured in China have increased significantly. In addition, the U.S. presidential administration recently imposed an additional aggregate 20% tariffs on goods manufactured in China, 25% tariffs on all steel manufactured outside of the U.S. and 25% tariffs on almost all goods manufactured in Mexico and Canada. China, Canada and Mexico have retaliated or are expected to retaliate with tariffs on goods manufactured in, or exported by, the United States. During 2024, the majority of our products that were imported into the United States from China were already subject to tariffs that were as high as 25%, which adversely impacted our expenses. In addition, our product lines involve production with steel manufactured outside the U.S., including steel manufactured in Mexico that is subject to the new tariffs, including virtually all of our Solo Stove and TerraFlame brands’ products. Further, certain of our Solo Stove, Oru and TerraFlame brands’ products are produced in Mexico and are subject to the new tariffs on Mexico. These tariffs and retaliatory actions are expected to have a significant adverse effect on our results of operations and margins and sales of our products outside the U.S. Any strategies we implement to mitigate the impact of such tariffs or other trade actions may not be successful. In addition, there can be no assurances that we will be able to pass any increased costs from tariffs on to our customers, that demand or profitability will not be materially adversely impacted, or that we will be successful in implementing efforts to mitigate the effect of tariffs on our business. Sourcing materials from domestic suppliers and manufacturing vendors or transitioning production to the U.S. would be a costly and lengthy process with uncertain results.

Changes in domestic social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell products, and any negative sentiments towards the United States as a result of such changes, could also adversely affect our business. If the United States government withdraws or materially modifies existing or proposed trade agreements, places greater restriction on free trade generally or imposes additional increases on tariffs on specified commodities and goods imported into the United States, particularly from China or Mexico, our business, financial condition and results of operations will be adversely affected. In addition, negative sentiments towards the United States among non-U.S. customers and among non-U.S. employees or prospective employees could adversely affect sales or hiring and retention, respectively.

The foreign policies of governments are volatile, and have resulted and may result in rapid changes to import and export requirements, customs classifications, tariffs, trade sanctions and embargoes or other retaliatory trade measures that may cause us to raise prices, prevent us from offering products or providing services to particular entities or markets, may cause us to make changes to our operations, or create delays and inefficiencies in our supply chain. Furthermore, if the U.S. government imposes new sanctions against certain countries or entities, such sanctions could sufficiently restrict our ability to market and sell our products and may materially adversely affect our results of operation.

Our products are manufactured by third parties outside of the United States, and our business may be harmed by legal, regulatory, economic, societal, and political risks associated with those markets.

Our products are manufactured outside of the United States, and we sell a small percentage of our products outside of the United States. Our reliance on suppliers and manufacturers in foreign markets, as well as our sales in non-U.S. markets, creates risks inherent in doing business in foreign jurisdictions, including: (a) the burdens of complying with a variety of foreign laws and regulations, including trade and labor restrictions and laws relating to the importation and taxation of goods; (b) weaker protection for intellectual property and other legal rights than in the United States, and practical difficulties in enforcing intellectual property and other rights outside of the United States; (c) compliance with the U.S. Foreign Corrupt Practices Act, or FCPA, the UK Bribery Act 2010, or the Bribery Act, and other applicable anti-corruption laws, which generally prohibit companies from making improper payments to government officials (or in some cases commercial counterparties) for the purpose of obtaining or retaining business or securing an improper business advantage; (d) compliance with applicable trade sanctions and embargoes, such as those issued by the U.S. Office of Foreign Assets Controls, or OFAC, which prohibit transacting with persons in certain territories as well as other sanctioned persons; (e) compliance with U.S. anti-money laundering regulations; (f) economic and political instability and acts of terrorism in the countries where our suppliers are located; (g) transportation interruptions or increases in transportation costs; (h) public health crises, such as pandemics and epidemics; and (i) the imposition of tariffs on components and products that we import into the United States or other markets. We cannot assure you that our directors, officers, employees, representatives, manufacturers, or suppliers have not engaged and will not engage in conduct for which we may be held responsible, nor can we assure you that our manufacturers, suppliers, or other business partners have not engaged and will not engage in conduct that could materially harm their ability to perform their contractual obligations to us or even result in our being held liable for such conduct. Violations of the FCPA, the Bribery Act, OFAC restrictions, or other sanctions, export control, anti-corruption, anti-money laundering, and anti-terrorism laws, or allegations of such acts, could damage our reputation and subject us to civil or criminal investigations in the United States and in other jurisdictions and related shareholder lawsuits, could lead to substantial civil and criminal, monetary and nonmonetary penalties and could cause us to incur significant legal and investigatory fees, which could harm our business, financial condition, cash flows, and results of operations.

Our historic growth rates have not been sustained and are not indicative of future growth.

We expanded our operations rapidly in recent years. The expansion of our operations was primarily due to our digital marketing strategy and by increased demand for outdoor recreation and leisure lifestyle products, as well as acquisition of additional companies. However, our historical growth rates have not been sustained and are likely not indicative of future growth. We believe that revenue growth will depend upon, among other factors:

•Improving and managing our current limited liquidity;
•Increasing U.S. brand awareness;
•Our ability to obtain adequate protections for our intellectual property; and
•Product innovation to expand our total addressable market.

We have a limited history operating our business at its current scale. As a result of our historic growth, our employee headcount and the scope and complexity of our business increased substantially in recent years, and we are continuing to implement policies and procedures that we believe are appropriate for a company of our size and operating as a public company. We may experience difficulties as we continue to implement changes to our business and related policies and procedures to keep pace with our development and, if our operations resume growth, in managing such growth and building the appropriate processes and controls in the future. Growth may increase the strain on our resources, and we could experience operating difficulties, including difficulties in sourcing, logistics, recruiting, maintaining internal controls, marketing, designing innovative products, and meeting consumer needs. If we do not adapt to meet these evolving challenges, the strength of our brand may erode, the quality of our products may suffer, we may not be able to deliver products on a timely basis to our customers, and our corporate culture may be harmed.

In addition, we expect to continue to make significant investments in our research and development and sales and marketing organizations, expand our operations and infrastructure both domestically and internationally, design and develop new products, and enhance our existing products with newly developed products and through acquisitions. If our sales do not increase at a sufficient rate to offset these increases in our operating expenses, our profitability may continue to decline.

Our business could be harmed if we are unable to accurately forecast demand for our products or our results of operations.

To ensure adequate inventory supply, we forecast inventory needs and place orders with our manufacturers before we receive firm orders from our retail partners or customers and we may not be able to do so accurately. As a result, we have experienced and may continue to experience excess inventory levels or a shortage of product and delays in delivering to our retail partners and through our DTC channel, particularly due to uncertainty and delays related to global supply chain challenges.

If we underestimate the demand for our products, our manufacturers may not be able to scale quickly enough to meet demands, and this could result in delays in the shipment of our products and our failure to satisfy demand, as well as damage to our reputation and retail partner relationships. If we overestimate the demand for our products, we could face inventory levels in excess of demand, which has resulted and could in the future result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which harms our gross margins. In addition, failure to accurately predict the level of demand for our products could cause a decline in sales and harm our results of operations and financial condition. Factors that may impact our ability to forecast demand for our products include shifting consumer trends, unforeseen supply chain delays, global economic conditions, increased competition and our limited operating experience.

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

A large part of our success depends on our ability to attract new customers in a cost-effective manner. We have made, and may continue to make, significant investments in attracting new customers through increased advertising spends on social media, influencers and brand affiliates, radio, podcasts, linear television, and targeted email communications. Marketing campaigns can be expensive and may not result in the cost-effective acquisition of customers. In addition, if the platforms where we have invested in advertising spend are unavailable, that may adversely affect the efficacy of that spend. For example, the proposed ban on TikTok could adversely affect our social media campaigns and results of operations. Further, as our brand becomes more widely known, future marketing campaigns may not attract new customers at the same rate as past campaigns and the cost of acquiring new customers may increase over time. If we are unable to attract new customers, or fail to do so in a cost-effective manner, our business may be harmed.

Our growth depends, in part, on expanding into additional consumer markets, and we may not be successful in doing so.

We believe that our future growth depends not only on continuing to provide our current customers with new products, but also continuing to enlarge our customer base in the United States, as well as into international markets. We have invested significant resources in these areas, and we may face challenges that are different from those we currently encounter, including competitive, merchandising, distribution, hiring, and other difficulties. We may also encounter difficulties in attracting customers due to a lack of consumer familiarity with or acceptance of our brand, or a resistance to paying for premium products, particularly in international markets. In addition, our sales and marketing activities may not be successful. If we are not successful, our business and results of operations may be harmed.

Our net sales and profits depend on the level of customer spending for our products, which is sensitive to general economic conditions and other factors.

Our products are discretionary items for customers. Therefore, the success of our business depends significantly on economic factors and trends in consumer spending. There are a number of factors that influence consumer spending, including actual and perceived economic conditions, consumer confidence, disposable consumer income, consumer credit availability, interest rates, unemployment, inflation, and tax rates in the markets where we sell our products. Consumers also have discretion as to where to spend their disposable income and may choose to purchase other items or services. As global economic conditions continue to be volatile, and economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to declines. Any of these factors could harm discretionary consumer spending, resulting in a reduction in demand for our products, decreased prices, increased costs to make sales, and harm to our business and results of operations. Moreover, consumer purchases of discretionary items, such as our products, tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty, which may slow our growth more than we anticipate. A downturn in the economies in markets in which we sell our products, particularly in the United States, may materially harm our sales, profitability, and financial condition.

The markets in which we compete are highly competitive and we could lose our market positions.

The markets in which we compete are highly competitive, typically with low barriers to entry. The number of competing companies continues to increase. Competition in these product markets is based on a number of factors including product quality, performance, durability, availability, styling, brand image and recognition, and price. Our competitors may be able to develop and market similar products that compete with our products, sell their products for lower prices, offer their products for sale in more areas, adapt to changes in consumers’ needs and preferences more quickly, devote greater resources to the design, sourcing, distribution, marketing, and sale of their products, or generate greater brand recognition than us. In addition, as we expand into new areas and new product categories we will continue to face, different and, in some cases, more formidable competition. Many of our competitors and potential competitors have significant competitive advantages, including learning from our experiences and taking advantage of new product popularity, greater financial strength, larger research and development teams, larger marketing budgets, and more distribution and other resources than we do. Some of our competitors may aggressively discount their products or offer other attractive sales terms in order to gain market share, which could impact our pricing, profit margins and market share. If we are not able to overcome these potential competitive challenges, effectively market our current and future products, and otherwise compete effectively against our current or potential competitors, our prospects, results of operations, and financial condition could be harmed.

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

Our success depends in large part on our brand image and, in particular, on the strength of our Solo Stove, ISLE, Oru, Chubbies, and TerraFlame trademarks. We rely on trademark protection to protect our brands, and we have registered or applied to register many of these trademarks. While we have registered or applied to register our material trademarks in the United States and several other markets, we have not registered all of our marks in all of the jurisdictions in which we currently conduct or intend to conduct business. Further, even if we seek to register these trademarks, we cannot be sure that our trademark applications will be successful. These applications may also be challenged or opposed by third parties. In the event that our trademarks are successfully challenged and we lose the rights to use those trademarks, we could be forced to rebrand our products, requiring us to devote resources to advertising and marketing new brands.

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

As we develop new products and seek to expand internationally, we expect we will continue to incur greater costs in connection with securing the issuance or registration of patents, trademarks, copyrights, and other intellectual property rights. This increased intellectual property activity will also increase our costs to monitor and enforce our intellectual property rights. While we actively seek to secure and protect our intellectual property rights, there can be no assurance that we will be adequately protected in all countries in which we conduct our business or that we will prevail when defending our patent, trademark, and proprietary rights. If difficulties arise securing such rights or protracted litigation is necessary to enforce such rights, our business and financial condition could be harmed.

Additionally, we could incur significant costs and management distraction in pursuing claims to enforce our intellectual property rights through litigation and defending any alleged counterclaims. If we are unable to protect or preserve the value of our patents, trade dress, trademarks, copyrights, or other intellectual property rights for any reason, or if we fail to maintain our brand image due to actual or perceived product or service quality issues, adverse publicity, governmental investigations or litigation, or other reasons, our brand and reputation could be damaged and our business may be harmed.

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

The capacity of our manufacturers to produce our products is also dependent upon the availability of raw materials at a competitive rate. Our manufacturers may not be able to obtain sufficient supply of raw materials or do so at a competitive price, which could result in delays in deliveries of our products by our manufacturers or significantly increased costs. Any shortage of raw materials or inability of a manufacturer to produce or ship our products in a timely manner, or at all, could impair our ability to ship orders of our products in a cost-efficient, timely manner and could cause us to miss the delivery requirements of our customers. As a result, we could experience cancellations of orders, refusals to accept deliveries, increased costs, or reductions in our prices and margins, any of which could harm our financial performance, reputation, and results of operations.

We also depend on a limited number of third-party manufacturers for the sourcing of our products. We currently have a number of manufacturing partners located in various locations, including China, India, Vietnam, Cambodia, United States and Mexico. The majority of our fire pits, our highest grossing product, are currently made by two manufacturers in China, with additional limited production in China, India and Vietnam. As a result of this concentration in our supply chain, our business and operations would be negatively affected if our key manufacturer or suppliers were to experience significant disruption affecting the price, quality, availability, or timely delivery of products or were to refuse to supply us. The partial or complete loss of these manufacturers or suppliers, or a significant adverse change in our relationship with any of these manufacturers or suppliers, could result in lost sales, added costs, and distribution delays that could harm our business and customer relationships. For additional information see “Tariffs or other restrictions placed on foreign imports and any related counter-measures taken by other countries harm our business and results of operations” and “Our products are manufactured by third parties outside of the United States, and our business may be harmed by legal, regulatory, economic, societal, and political risks associated with those markets.”

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

The price and availability of key components used to manufacture our products have fluctuated significantly during our limited operating history and could continue to do so in the future. In addition, the cost of labor at our third-party manufacturers could increase significantly. For example, manufacturers in China have experienced increased costs in recent years due to shortages of labor and fluctuations of the Chinese Yuan in relation to the U.S. dollar. Additionally, the cost of logistics and transportation fluctuates in large part due to the price of oil, and availability can be limited as a result of political and economic issues. New, increased and proposed tariffs on goods imported from China, Mexico and Canada and steel produced outside of the U.S. will also impact our costs and we may not be able to pass these costs on to customers. Any fluctuations in the cost and availability of any of our raw materials or other sourcing or transportation costs has in the past, and could in the future, harm our gross margins and our ability to meet customer demand. If we are unable to successfully mitigate a significant portion of these product cost increases or fluctuations, our results of operations will be harmed. For additional information see “Tariffs or other restrictions placed on foreign imports and any related counter-measures taken by other countries harm our business and results of operations” and “Our products are manufactured by third parties outside of the United States, and our business may be harmed by legal, regulatory, economic, societal, and political risks associated with those markets.”

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

Our third-party manufacturers ship most of our products to our distribution centers in the United States, the largest of which is in Texas. Our large reliance on our one distribution center in Texas makes us vulnerable to natural disasters, weather-related disruptions, accidents, system failures, public health issues, or other unforeseen events that could delay or impair our ability to fulfill retailer orders and/or ship merchandise purchased on our website, which could harm our sales. We import our products, and thus we are also vulnerable to risks associated with products manufactured abroad, including, among other things: (a) risks of damage, destruction, or confiscation of products while in transit to our distribution centers; and (b) transportation and other delays in shipments, including as a result of heightened security screening, port congestion, and inspection processes or other port-of-entry limitations or restrictions in the United States. For additional information see “Tariffs or other restrictions placed on foreign imports and any related counter-measures taken by other countries harm our business and results of operations” and “Our products are manufactured by third parties outside of the United States, and our business may be harmed by legal, regulatory, economic, societal, and political risks associated with those markets.” In order to meet demand for a product, we may choose in the future to arrange for additional quantities of the product, if available, to be delivered through air freight, which is significantly more expensive than standard shipping by sea and, consequently, could harm our gross margins. Failure to procure our products from our third-party manufacturers and deliver merchandise to our retail partners and DTC channels in a timely, effective, and economically viable manner could reduce our sales and gross margins, damage our brand, and harm our business.

We also rely on the timely and free flow of goods through open and operational international shipping lanes and ports from our suppliers and manufacturers. Labor disputes or disruptions of shipping lanes, such as the Suez Canal blockage in 2021 or any issues at the Panama Canal or increased or continued delays at ports, our common carriers, or our suppliers or manufacturers could create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during periods of significant importing or manufacturing, potentially resulting in delayed or cancelled orders by customers, unanticipated inventory accumulation or shortages, and harm to our business, results of operations, and financial condition.

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

The physical placement of our products at our selected retail partners plays an important part in our sales strategy. Our retail sales have also increased over time. These retail partners may decide to emphasize products from our competitors, to redeploy their retail floor space to other product categories, or to take other actions that reduce their purchases and visibility of our products. We do not receive long-term purchase commitments from our retail partners, and orders received are subject to cancellation. Factors that could affect our ability to maintain or expand our sales to these retail partners include: (a) failure to accurately identify the needs of our customers; (b) a lack of customer acceptance of new products or product expansions; (c) unwillingness of our retail partners and customers to attribute premium value to our new or existing products or product expansions relative to competing products; (d) failure to obtain shelf space from our retail partners; (e) new, well-received product introductions by competitors; (f) damage to our relationships with retail partners; (g) delays or defaults on our retail partners’ payment obligations to us; and (h) store closures, decreased foot traffic, recession or other adverse effects resulting from events outside of our control, such as changes in consumer spending patterns, natural disasters, terrorist attacks or public health crises.

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

Insolvency, credit problems or other financial difficulties that could confront our retail partners expose us to financial risk.

We sell to the large majority of our retail partners on open account terms and do not require collateral or a security interest in the inventory we sell them. Consequently, our accounts receivable with our retail partners are unsecured. Insolvency, credit problems, or other financial difficulties confronting our retail partners could expose us to financial risk if they are unable to pay for the products they purchase from us. As of December 31, 2024, a single retail partner accounted for 32.6% of our total outstanding accounts receivable. Impairment of outstanding accounts receivables from this and other significant retail partners, their inability to perform under their contracts, or their default in payment could materially harm our business and results of operations. In addition, financial difficulties of our retail partners could also cause them to reduce their sales staff, use of attractive displays, number or size of stores, and the amount of floor space dedicated to our products. Any reduction in sales by, or loss of, our current retail partners or customer demand, or credit risks associated with our retail partners, could harm our business, results of operations, and financial condition.

If our independent suppliers, manufacturing partners and retail partners do not comply with ethical business practices or with applicable laws and regulations, our reputation, business, and results of operations would be harmed.

Our reputation and our customers’ willingness to purchase our products depend in part on our suppliers’, manufacturers’, and retail partners’ compliance with ethical employment practices, such as with respect to child labor, wages and benefits, forced labor, discrimination, safe and healthy working conditions, and with all legal and regulatory requirements relating to the conduct of their businesses and, in the case of retail partners, the promotion and sale of our products. The U.S. government also prohibits imports of items that are made or manufactured (in whole or in part) using forced labor, including under the Tariff Act of 1937 and the Uyghur Forced Labor Protection Act, or UFLPA. While we attempt to only work with entities who agree to our Vendor Code of Conduct, we do not exercise control over our suppliers, manufacturers, and retail partners and they may not comply with ethical and lawful business practices. If our current or future suppliers, manufacturers, or retail partners fail to comply with applicable laws, regulations, safety codes, employment practices, human rights standards, quality standards, environmental standards, production practices, or other obligations, norms, or ethical standards, our reputation and brand image could be harmed, our ability to import certain items in the United States could be impacted, and we could be exposed to litigation and additional costs that would harm our business, reputation, and results of operations.

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

We have acquired, and may in the future acquire or invest in, other businesses, products, or technologies that we believe could complement or expand our business, enhance our capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various costs and expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.

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

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. If our acquisitions do not yield expected returns, we may be required to take charges to our results of operations based on this impairment assessment process, which could harm our results of operations. For example, in 2024, we incurred impairment charges related to acquired goodwill associated with the IcyBreeze reporting unit after we determined to wind-down that business unit.

Our future success depends on the continuing efforts of our management and key employees, and on our ability to attract and retain highly skilled personnel and senior management.

We depend on the talents and continued efforts of our senior management, key employees and skilled personnel. The loss of members of our management, key employees or skilled personnel disrupts our business and harms our results of operations. We believe that our senior management team is key to establishing our focus and executing our corporate strategies and is difficult to replace. On February 18, 2025, we announced that our Board appointed John Larson, a member of our Board, as Interim President and Chief Executive Officer. Failure to integrate Mr. Larson into his role could affect the execution of our business strategy.

Furthermore, our ability to manage our business requires us to continue to attract, motivate, and retain additional qualified personnel. For instance, we rely on skilled and well-trained engineers for the research, development and design of our products and marketing personnel for our overall brand and individual brand’s growth. Our inability to attract or retain qualified employees in our research, development and design and marketing functions or elsewhere in our Company could result in diminished quality of our products and delinquent production schedules, impede our ability to develop new products and prevent us from growing our brand, in aggregate and individually. Competition for this type of personnel is intense, particularly in Texas where several of our brands are headquartered, and we may not be successful in attracting, integrating, and retaining the personnel required to grow and operate our business effectively, which risk is exacerbated by our current liquidity situation. There can be no assurance that our current management team, or any new members of our management team, will be able to successfully execute our business, operating strategies and liquidity initiatives.

Our plans for continuing international operations may not be successful.

Continued operations in markets outside the United States is one of our key long-term strategies for the future growth of our business. These continued operations require significant investments of capital and human resources, new business processes and marketing platforms, legal compliance, and the attention of many managers and other employees who would otherwise be focused on other aspects of our business. There are significant costs and risks inherent in selling our products in international markets, including: (a) failure to effectively establish our core brand identity; (b) increased employment costs; (c) increased shipping and distribution costs, which could increase our expenses and reduce our margins; (d) potentially lower margins in some regions; (e) longer collection cycles in some regions; (f) increased competition from local providers of similar products; (g) compliance with foreign laws and regulations, including taxes and duties, laws governing the marketing and use of e-commerce websites and enhanced data privacy laws and security, rules, and regulations; (h) establishing and maintaining effective internal controls at foreign locations and the associated increased costs; (i) increased counterfeiting and the uncertainty of protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad; (j) compliance with anti-bribery, anti-corruption, sanctions and anti-money laundering laws, such as the FCPA, the Bribery Act, and OFAC regulations, by us, our employees, and our business partners; (k) currency exchange rate fluctuations and related effects on our results of operations; (l) economic weakness, including inflation, or political instability in foreign economies and markets; (m) compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad; (n) workforce uncertainty in countries where labor unrest is more common than in the United States; (o) business interruptions resulting from geopolitical actions, including war and terrorism, such as the recent wars between Russia and Ukraine and between Israel and surrounding areas, or natural disasters, including earthquakes, typhoons, floods, fires, and public health issues, including the outbreak of a pandemic or contagious disease, or xenophobia resulting therefrom; (p) the imposition of tariffs on products that we import into international markets that could make such products more expensive compared to those of our competitors; (q) our ability to expand internationally could be impacted by the intellectual property rights of third parties that conflict with or are superior to ours; (r) difficulty developing retail relationships; and (s) other costs and risks of doing business internationally.

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

We collect, store, process, transmit and use personal data that is sensitive to the Company and its employees, customers and suppliers. A variety of state, federal, and foreign laws, regulations and industry standards apply to the collection, use, retention, protection, disclosure, transfer and other processing of certain types of data, including the California Consumer Privacy Act, as amended by the California Privacy Rights Act, (collectively, the “CCPA”), Canada’s Personal Information Protection and Electronic Documents Act, the General Data Protection Regulation (the “GDPR”), and the UK General Data Protection Regulation and the UK Data Protection Act 2018 (collectively the “UK GDPR”). As we seek to expand our business, we are, and may increasingly become subject to various laws, regulations and standards, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. These laws, regulations and standards are continuously evolving and may be interpreted and applied differently over time and from jurisdiction to jurisdiction. We cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our reputation, business, financial condition and results of operations. This evolution may affect our ability to operate in certain jurisdictions or to collect, store, transfer, use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our business, results of operations, and financial condition.

U.S. Privacy Laws

Domestic privacy and data security laws are complex and changing rapidly. Within the United States, many states are considering adopting, or have already adopted, privacy regulations. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (collectively, the “CCPA”) requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may also be required. In addition, similar laws have been passed in other states, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. Together, these laws will add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, could impact strategies and availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies.

Our communications with our customers are subject to certain laws and regulations, including the Controlling the Assault of Non-Solicited Pornography and Marketing, or CAN-SPAM, Act of 2003, the Telephone Consumer Protection Act of 1991, or TCPA, and the Telemarketing Sales Rule and analogous state laws, that could expose us to significant damages awards, fines and other penalties that could materially impact our business. For example, the TCPA imposes various consumer consent requirements and other restrictions in connection with certain telemarketing activity and other communication with consumers by phone, fax or text message. The CAN-SPAM Act and the Telemarketing Sales Rule and analogous state laws also impose various restrictions on marketing conducted use of email, telephone, fax or text message. As laws and regulations, including the Federal Trade Commission, or FTC, enforcement, rapidly evolve to govern the use of these communications and marketing platforms, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations could adversely impact our business, financial condition and results of operations or subject us to fines or other penalties. The Federal Communications Commission, as the agency that implements and enforces the TCPA, may disagree with our interpretation of the TCPA and subject us to penalties and other consequences for noncompliance. Determination by a court or regulatory agency that our practices violate the TCPA could subject us to civil penalties and could require us to change some portions of our business. Even an unsuccessful challenge by plaintiffs or regulatory authorities of our activities could result in adverse publicity and could require a costly response from and defense by us.

In addition, some laws may require us to notify governmental authorities, supervisory bodies, the media, other parties, and/or affected individuals of data breaches involving certain personal information or other unauthorized or inadvertent access to or disclosure of such information. For example, laws in all 50 U.S. states may require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. These laws are not consistent, and compliance in the event of a widespread data breach may be difficult and costly. We also may be contractually required to notify consumers or other counterparties of a security breach. Any actual or perceived security breach or breach resulting in a loss of, or damage to, our data systems or inappropriate disclosure of confidential or proprietary or personal information could harm our reputation and brand, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny, expose us to potential liability, including litigation exposure, penalties and fines, regulatory action or investigation, or require us to expend significant resources on data security and in responding to any such actual or perceived breach, which could materially and adversely affect our business, results of operations or financial condition.

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

In the European Economic Area (the “EEA”), we are subject to the GDPR and in the United Kingdom, or UK, we are subject to the UK GDPR, in each case in relation to our collection, control, processing, sharing, international transfers, disclosure and other use of personal data. The GDPR and national implementing legislation in EEA member states, and the UK regime, impose a strict data protection compliance regime including: providing detailed disclosures about how personal data is collected and processed (in a concise, intelligible and easily accessible form); demonstrating that an appropriate legal basis is in place or otherwise exists to justify data processing activities; granting rights for data subjects in regard to their personal data (including data access rights, the right to be “forgotten” and the right to data portability); introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; defining pseudonymized (i.e., key-coded) data; imposing limitations on retention of personal data; maintaining a record of data processing; and complying with the principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. The GDPR and the UK GDPR impose substantial fines for breaches and violations (up to the greater of €20 million (or £17.5 million) or 4% of global annual turnover). In addition to fines, a breach may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions). Since we are under the supervision of relevant data protection authorities in the EEA and the UK, we may be fined under both the GDPR and UK GDPR for the same breach. In addition to the foregoing, a breach of the GDPR or UK GDPR could result in regulatory investigations, reputational damage, orders to cease/ change our processing of our data, enforcement notices, and/ or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

We are also subject to the European Union, or EU, and UK rules with respect to cross-border transfers of personal data from the EEA and the UK to the United States and other jurisdictions that the European Commission/ UK competent authorities do not recognize as having “adequate” data protection laws unless a data transfer mechanism has been put in place, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union, or CJEU, states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. In relation to cross-border transfers of personal data, we expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the European Commission approval of the current EU-US Data Privacy Framework for data transfers to be certified entities in the United States to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. On October 12, 2023, the UK Extension to the Data Privacy Framework came into effect (as approved by the UK Government), as a data transfer mechanism from the UK to U.S. entities self-certified under the Data Privacy Framework. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

In addition, the FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Our failure to take any steps perceived by the FTC as appropriate to protect consumers’ personal information may result in claims by the FTC that we have engaged in unfair or deceptive acts or practices in violation of Section 5(a) of the FTC Act. State consumer protection laws provide similar causes of action for unfair or deceptive practices for alleged privacy, data protection and data security violations. Federal and state consumer protection laws are also increasingly being applied by FTC and states’ attorneys general to regulate the collection, use, storage, and disclosure of personal or personally identifiable information, through websites or otherwise, and to regulate the presentation of website content.

We rely on a variety of marketing techniques and practices to sell our products and to attract new customers and consumers, and we are subject to various current and future data protection laws and obligations that govern marketing and advertising practices. Governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. In particular, we are subject to evolving EU and UK privacy laws on cookies, tracking technologies and e-marketing. In the EU and the UK, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem, and informed consent is required for the placement of certain cookies or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. Further, recent European court and regulator decisions and guidance and recent campaigns by a not for profit organization are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach to opt-in consent for all but essential use cases, as seen in recent guidance and decisions, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. In light of the complex and evolving nature of EEA and UK privacy laws on cookies and tracking technologies, there can be no assurance that we will be successful in our efforts to comply with such laws; violations of such laws could result in regulatory investigations, fines, orders to cease / change our use of such technologies, as well as civil claims including class actions and reputational damage. Additionally, some providers of consumer devices, web browsers and application stores have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, require additional consents, or limit the ability to track user activity, which could if widely adopted result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. Private parties are also seeking to limit the ability to monitor and market customer behavior. Those increased limitations may also impact marketing techniques and effectiveness.

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

Information Technology Dependencies

We increasingly rely on information technology systems to market and sell our products, process, transmit and store electronic and financial information, manage a variety of business processes and activities and comply with regulatory, legal and tax requirements. We are increasingly dependent on the reliability and capacity of a variety of information systems to effectively manage our business, process customer orders, and coordinate the manufacturing, sourcing, distribution and sale of our products. We rely on information technology systems to effectively manage, among other things, our digital marketing activities, business data, electronic communications among our personnel, customers, manufacturers and suppliers around the world, supply chain, inventory management, customer order entry and order fulfillment, processing transactions, summarizing and reporting results of operations, human resources benefits and payroll management, compliance with regulatory, legal and tax requirements and other processes and data necessary to manage our business. These information technology systems, most of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components, power outages, hardware failures, computer viruses, and malware (e.g. ransomware), misconfigurations, “bugs” or other vulnerabilities, malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state--supported actor, attacks by computer hackers, telecommunication failures, user errors or catastrophic events. Any material disruption of our systems, or the systems of our third-party service providers, could disrupt our ability to track, record and analyze the products that we sell and could negatively impact our operations, shipment of goods, ability to process financial information and transactions, and our ability to receive and process online orders or engage in normal business activities. If our information technology systems suffer damage, disruption or shutdown and we do not effectively resolve the issues in a timely manner, our business, financial condition and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results.

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

Our information technology systems, and those of our third-party service providers, strategic partners, and other contractors or consultants, may be subject to damage or interruption from telecommunications problems, data corruption, software errors, fire, flood, global pandemics and other natural disasters, power outages, systems disruptions, system conversions, and/or human error. Our existing safety systems, data backup, access protection, user management and information technology emergency planning may not be sufficient to prevent data loss or long-term network outages.

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

Moreover, we and our third-party service providers may be more vulnerable to such attacks in remote work environments. As techniques used by cyber criminals change frequently, a disruption, cyberattack or other security breach of our information technology systems or infrastructure, or those of our third-party service providers, may go undetected for an extended period and could result in the theft, transfer, unauthorized access to, disclosure, modification, misuse, loss or destruction of our employee, representative, customer, vendor, consumer and/or other third-party data, including sensitive or confidential data, personal information and/or intellectual property. We cannot guarantee that our security efforts will prevent breaches or breakdowns of the Company’s or its third-party service providers’ information technology systems. If we or our third party service providers suffer, or are believed to have suffered, a material loss or disclosure of personal or confidential information as a result of an actual or potential breach of our information technology systems, we may suffer reputational, competitive and/or business harm, incur significant costs and be subject to government investigations, litigation, fines and/or damages, which could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows. Moreover, while we maintain cyber insurance that may help provide coverage for these types of incidents, we cannot assure you that our insurance will be adequate to cover financial, legal, business, or reputational losses, costs, and liabilities related to these incidents. There can be no assurance that our cybersecurity risk management program and processes, including our IRP, and other preventative actions the Company has taken and continues to take to reduce the risk of cybersecurity threats and incidents and protect its systems and information, will be fully implemented, complied with or successful in protecting against all cybersecurity threats and incidents.

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

Our business may be affected by the evolving regulatory framework for AI Technologies.

We have incorporated and expect in the future that we will continue to incorporate machine learning and artificial intelligence technologies
(collectively, “AI Technologies”) into our business operations. For example, we are currently using chatbots as one of our customer service tools. As the use of AI Technologies is a novel business model without an established track record, data sourcing, technology, integration and process issues, program bias into decision-making algorithms, concerns over intellectual property, the evolving regulatory landscape, security problems, and the protection of privacy could impair the adoption and acceptance of AI solutions and expose us to new risks. Furthermore, any sensitive information that we input into a third-party generative AI platform could be leaked or disclosed to others, including if sensitive information is used to train the third party’s model.

The regulatory framework for AI Technologies is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of our AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.

It is possible that new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our products, services, and business and the way in which we use AI Technologies. We may need to expend resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations. Any failure or perceived failure by us to comply with our policies or applicable legal and regulatory requirements related to consumer protection, information security, data protection, use of AI and privacy could result in a loss of confidence in us; damage to our brands; the loss of users of our services, consumers, business partners and advertisers; and proceedings against us by governmental authorities or others, including regulatory fines and private litigation, any of which could hinder our operations and adversely affect our business.

Our business may be adversely affected if we are unable to provide our customers a cost-effective e-commerce platform that is able to respond and adapt to rapid changes in technology.

The number of people who access the internet through devices other than personal computers, including mobile phones, smartphones, handheld computers such as notebooks and tablets, video game consoles, and television set-top devices, has increased dramatically in the past few years. The smaller screen size, functionality, and memory associated with some alternative devices may make the use of our sites and purchasing our products more difficult. The versions of our e-commerce sites developed for these devices may not be compelling to consumers. In addition, it is time consuming and costly to keep pace with rapidly changing and continuously evolving technology. In 2024, the majority of orders were placed from a mobile device. However, we cannot be certain that our mobile applications or our mobile-optimized sites will be successful in the future.

As existing mobile devices and e-commerce platforms evolve and new mobile devices and e-commerce platforms are released, it is difficult to predict the problems we may encounter in adjusting and developing applications for changed and alternative devices and platforms, and we may need to devote significant resources to the creation, support and maintenance of such applications. If we are unable to attract consumers to our e-commerce websites through these devices or are slow to develop a version of our websites that is more compatible with alternative devices or a mobile application, we may fail to capture a significant share of consumers, which could materially and adversely affect our business.

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

We have identified a material weakness in our internal control over financial reporting, which, if not corrected, could affect the reliability of our consolidated financial statements and have other adverse consequences.

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

To comply with the requirements of being a public company, we have undertaken various actions, and may need to take additional actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to the operation of our business. Additionally, during the fourth quarter of 2024, a material weakness in our internal control over financial reporting was identified for the aggregation of control deficiencies over segregation of duties, information technology change management, and finance resource constraints in the Company’s accounting function supporting the preparation and review of significant accounting transactions. We are taking steps to remediate these deficiencies and continue to devote significant time and attention to these efforts. However, the material weakness will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. For more information on this material weakness, please see “Part II - Item 9A - Controls and Procedures” of this annual report on Form 10-K.

We cannot assure you that we will be able to correct this material weakness in a timely manner, or be able to identify and remediate additional control deficiencies, including material weaknesses, in the future. If we do not successfully remediate the material weakness, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results, which could cause our financial results to be materially misstated. In such case, we may be unable to comply with the requirements of Section 404 in a timely manner, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

Our results of operations are subject to seasonal and quarterly variations, which could cause the price of our common stock to decline.

We believe that our sales include a seasonal component. In the DTC channel, our historical net sales tend to be highest in our second and fourth quarters, while our retail channel has generated higher sales in the first and third quarters. However, fluctuations in our quarterly operating results and the price of our common stock may be particularly pronounced in the current economic environment.

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

We have in the past and may be required to record future impairments of goodwill, other intangible assets, or fixed assets to the extent the fair value of these assets falls below their book value. For example, in 2024, we incurred impairment charges related to acquired goodwill associated with IcyBreeze reporting unit after we determined to wind-down that business unit. Our estimates of fair value are based on assumptions regarding future cash flows, gross margins, expenses, discount rates applied to these cash flows, and current market estimates of value. Estimates used for future sales growth rates, gross profit performance, and other assumptions used to estimate fair value could cause us to record material non-cash impairment charges, which could harm our results of operations and financial condition.

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

Holdings is treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of LLC Interests, including Solo Brands, Inc. Accordingly, Solo Brands, Inc. will incur income taxes on its allocable share of any net taxable income of Holdings. Under the terms of the Holdings LLC Agreement, Holdings will be obligated, subject to various limitations and restrictions, including with respect to any debt agreements (including the Credit Facility), to make tax distributions to holders of LLC Interests, including Solo Brands, Inc. In addition to tax expenses, Solo Brands, Inc. will also incur expenses related to its operations, including payments under the Tax Receivable Agreement, which could be substantial. Solo Brands, Inc. intends, as its sole manager, to cause Holdings to make cash distributions to the owners of LLC Interests in an amount sufficient to (i) fund all or part of such owners’ tax obligations in respect of taxable income allocated to such owners and (ii) cover Solo Brands, Inc.’s operating expenses, including payments under the Tax Receivable Agreement. However, Holdings’ ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions under contracts or agreements to which Holdings is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering Holdings insolvent. Further, under certain circumstances, the existing covenants under the Revolving Credit Facility regarding tax distributions may not permit Holdings or its subsidiaries to make the full amount of tax distributions contemplated under the Holdings LLC Agreement unless another exception to such covenants is available; and there can be no assurance that any such other exception will be available. If Solo Brands, Inc. does not have sufficient funds to pay tax or other liabilities or to fund its operations, it may have to borrow funds, which could materially adversely affect its liquidity and financial condition and subject it to various restrictions imposed by any such lenders. To the extent that Solo Brands, Inc. is unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid. Solo Brands, Inc.’s failure to make any payment required under the Tax Receivable Agreement (including any accrued and unpaid interest) within 60 calendar days of the date on which the payment is required to be made will constitute a material breach of a material obligation under the Tax Receivable Agreement, which will terminate the Tax Receivable Agreement and accelerate future payments thereunder, unless the applicable payment is not made because (i) Holdings is prohibited from making such payment under the terms of the Tax Receivable Agreement or the terms governing certain of its indebtedness or (ii) Holdings does not have, and despite using commercially reasonable efforts cannot obtain, sufficient funds to make such payment. In addition, if Holdings does not have sufficient funds to make distributions, its ability to declare and pay cash dividends will also be restricted or impaired.

Under the Holdings LLC Agreement, Holdings will, from time to time, make distributions in cash to its equity holders (including Solo Brands, Inc.) pro rata, in amounts at least sufficient to cover the taxes on their allocable share of taxable income of Holdings (subject to the limitations and restrictions described above, including under the Credit Facility). As a result of (i) potential differences in the amount of net taxable income allocable to Solo Brands, Inc. and to Holdings’ other equity holders, (ii) the lower tax rates currently applicable to corporations as opposed to individuals, and (iii) the favorable tax benefits that Solo Brands, Inc. anticipates from any purchase of LLC Interests from the Continuing LLC Owners in connection with the Transactions and future redemptions or exchanges of LLC Interests by the Continuing LLC Owners for Solo Brands, Inc. Class A common stock or cash pursuant to the Holdings LLC Agreement, tax distributions payable to Solo Brands, Inc. may be in amounts that exceed its actual tax liabilities with respect to the relevant taxable year, including its obligations under the Tax Receivable Agreement. Solo Brands, Inc.’s board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of other expenses or dividends on Solo Brands, Inc.’s stock, although Solo Brands, Inc. will have no obligation to distribute such cash (or other available cash) to its stockholders.

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

The amount of the cash payments that Solo Brands, Inc. will be required to make under the Tax Receivable Agreement may be substantial. Payments under the Tax Receivable Agreement are not conditioned on the Continuing LLC Owners’ ownership of our shares. The actual amounts payable under the Tax Receivable will be determined in part by reference to the market value of our Class A common stock at the time of the sale and the prevailing tax rates applicable to us over the life of the tax receivable agreement and will generally be dependent on us generating sufficient future taxable income to realize the benefit. Any payments made by Solo Brands, Inc. to the Continuing LLC Owners under the Tax Receivable Agreement will not be available for reinvestment in the business and will generally reduce the amount of cash that might have otherwise been available to Solo Brands, Inc. and its subsidiaries. To the extent Solo Brands, Inc. is unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid. Furthermore, Solo Brands, Inc.’s future obligations to make payments under the Tax Receivable Agreement could make Solo Brands, Inc. and its subsidiaries a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the Tax Receivable Agreement.

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

The Original LLC Owners control the majority of the combined voting power of our common stock through their ownership of both Class A common stock and Class B common stock. The Original LLC Owners will, for the foreseeable future, have the ability to substantially influence us through their ownership position over corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval. The Original LLC Owners are able to, subject to applicable law, and the voting arrangements described in our stockholders agreement, elect a majority of the members of our board of directors and control actions to be taken by us and our board of directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of the Original LLC Owners may in some circumstances conflict with our interests and the interests of our other stockholders, including you. For example, the Continuing LLC Owners may have different tax positions from us, especially in light of the Tax Receivable Agreement that could influence our decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when Solo Brands, Inc. should terminate the Tax Receivable Agreement and accelerate its obligations thereunder. In addition, the determination of future tax reporting positions and the structuring of future transactions may take into consideration the Continuing LLC Owners’ tax or other considerations, which may differ from the considerations of us or our other stockholders.

Risks Related to Ownership of our Class A Common Stock

The price of our Class A common stock has fluctuated and will likely continue to fluctuate and you may not be able to sell the shares you purchase at or above your purchase price.

The market price of our Class A common stock has fluctuated significantly and is highly volatile and may continue to fluctuate substantially due to many factors, including:
•our ability to continue as a going concern;
•our ability to satisfy the covenants under our Revolving Credit Facility;
•the execution of liquidity, cost-saving and restructuring initiatives;
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

Our failure to regain compliance with the continued listing requirements of the NYSE, or any future failure to remain in compliance with such standards, could result in the delisting of our Class A common stock, which would have an adverse impact on the trading, liquidity and market price of our Class A common stock.

On February 25, 2025, we received notice from the NYSE that the average per share closing price of our Class A common stock over the 30 consecutive trading-day period ended February 24, 2025 was below $1.00, which is one of the NYSE’s continued listing standards. The Company has until August 25, 2025 to regain compliance with the minimum price criteria or cure the deficiency, which may include, if necessary, effecting a reverse stock split, subject to approval by our Board of Directors and stockholders. We cannot guarantee that the average closing price of our Class A common stock will increase such that we will regain compliance with the NYSE’s continued listing standards during the six-month cure period; that, if necessary, we will obtain stockholder approval with respect to a reverse stock split in order to cure the deficiency; or that we will remain in compliance with any of the NYSE’s other applicable continued listing standards. Our failure to regain compliance with the NYSE’s minimum price criteria within the applicable cure period could lead to suspension and delisting procedures. Any suspension and delisting procedures taken by the NYSE, any future failure to remain in compliance with the NYSE’s continued listing standards, and any subsequent failure to timely resume compliance with the NYSE’s continued listing standards within the applicable cure period, if any, could have adverse consequences, including, among others, reducing the number of investors willing to hold or acquire our common stock, reducing the liquidity and market price of our Class A common stock, adverse publicity, and a reduced interest in us from investors, analysts and other market participants. In addition, a suspension or delisting could impair our ability to raise additional capital through the public markets result in negative publicity, adversely affect the market liquidity of our securities, decrease securities analysts’ coverage of us, diminish investor, supplier and employee confidence and impair our ability to attract and retain employees by means of equity compensation.

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

As of March 10, 2025, 59,186,521 shares of Class A common stock were issued and outstanding and an additional 4,037,886 shares had the potential to vest in the future. Additionally, 33,091,989 shares of Class B common stock were issued and outstanding. As of March 10, 2025, we have an aggregate of 409,580,684 shares of Class A common stock authorized but unissued, including approximately 33,091,989 shares of Class B common stock issuable upon redemption of LLC Interests, all of which had vested and are held by the Continuing LLC Owners.

We have entered into the Registration Rights Agreement with the Original LLC Owners, certain of our other stockholders and Holdings pursuant to which the shares of Class A common stock issued upon redemption or exchange of LLC Interests held by the Continuing LLC Owners and the shares of Class A common stock issued to the Former LLC Owners in connection with the Reorganization Transactions are eligible for resale, subject to certain limitations set forth therein.

In addition, any shares of Class A common stock that we issue under the Solo Brands, Inc. 2021 Incentive Award Plan (the “2021 Incentive Plan”), the Solo Brands, Inc. 2021 Employee Stock Purchase Plan (the “2021 ESPP”) or other equity incentive plans that we may adopt in the future would dilute the percentage ownership held by holders of our Class A Common Stock.

In the future, we may also issue additional securities if we need to raise capital, which could constitute a material portion of our then-outstanding shares of common stock.

The Continuing LLC Owners have the right to have their LLC Interests redeemed pursuant to the terms of the Holdings LLC Agreement, which may dilute the owners of the Class A common stock.

As of March 10, 2025, we have an aggregate of 409,580,684 shares of Class A common stock authorized but unissued, including approximately 33,091,989 shares of Class B common stock issuable upon redemption of LLC Interests, all of which had vested and are held by the Continuing LLC Owners. In connection with the completion of our IPO, Holdings entered into the Holdings LLC Agreement and, subject to certain restrictions set forth therein, the Continuing LLC Owners are entitled to have their LLC Interests redeemed for shares of our Class A common stock. We also entered into the Registration Rights Agreement with the Original LLC Owners, certain of our other stockholders and Holdings pursuant to which the shares of Class A common stock issued to the Continuing LLC Owners upon redemption of their LLC Interests and the shares of Class A common stock issued to the Former LLC Owners in connection with the Transactions are eligible for resale, subject to certain limitations set forth therein.

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

Taking advantage of the reduced disclosure requirements applicable to “emerging growth companies” and “smaller reporting companies” may make our Class A common stock less attractive to investors.

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

Similar exceptions apply for “smaller reporting companies.” For as long as we continue to be an emerging growth company or a smaller reporting company, we may choose to take advantage of certain exemptions from various reporting requirements, as well as the cost savings as a result of such exemptions, which are applicable to other public companies that do not qualify as an emerging growth company or a smaller reporting company. We may remain an “emerging growth company” until as late as December 31, 2026, the fiscal year-end following the fifth anniversary of the completion of our initial public offering, though we may cease to be an “emerging growth company” earlier under certain circumstances, including if (i) we have more than $1.235 billion in annual revenue in any fiscal year, (ii) we become a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates as of the end of the second quarter of that fiscal year or (iii) we issue more than $1.0 billion of non-convertible debt over a three-year period. Additionally, even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company if the market value of our common stock held by non-affiliates is below $250 million (or $700 million if our annual revenue is less than $100 million) as of December 31 in any given year, which would allow us to continue taking advantage of certain of these exemptions.

We cannot predict if investors will find our Class A common stock less attractive if we elect to rely on these exemptions, or if taking advantage of these exemptions would result in less active trading or more volatility in the price of our Class A common stock. Also, as a result of our intention to take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us as long as we qualify as an “emerging growth company” or as a “smaller reporting company” our financial statements may not be comparable to those of companies that fully comply with regulatory and reporting requirements upon the public company effective dates.

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

Certain of the Original LLC Owners are in the business of making or advising on investments in companies and these Original LLC owners may hold, and may, from time to time in the future, acquire interests in or provide advice to businesses that directly or indirectly compete with certain portions of our business or the business of our suppliers. Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, none of the Original LLC Owners or any director who is not employed by us or his or her affiliates has any duty to refrain from engaging in a corporate opportunity in the same or similar lines of business as us. The Original LLC Owners may also pursue acquisitions that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. As a result, these arrangements could adversely affect our business, results of operations, financial condition or prospects if attractive business opportunities are allocated to any of the Original LLC Owners instead of to us.

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

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Among others, our amended and restated certificate of incorporation and amended and restated bylaws include the following provisions:
•authorizes the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;
•a classified board of directors so that not all members of our board of directors are elected at one time;
•the removal of directors only for cause;
•prohibits the use of cumulative voting for the election of directors;
•limits the ability of stockholders to call special meetings or amend our bylaws;
•requires all stockholder actions to be taken at a meeting of our stockholders; and
•advance notice and duration of ownership requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

In addition, the Inflation Reduction Act of 2022 imposed a non-deductible 1% excise tax on the fair market value of stock repurchases, net of stock issuances, that exceed $1 million in a taxable year, which will make any potential stock repurchases more expensive to us.

General Risk Factors

We may become involved in legal or regulatory proceedings and audits.

Our business requires compliance with many laws and regulations, including labor and employment, sales and other taxes, customs, data privacy, data security, and consumer protection laws and ordinances that regulate retailers generally and/or govern the importation, promotion, and sale of merchandise, and the operation of e-commerce and warehouse facilities. Failure to comply with these laws and regulations could subject us to lawsuits and other proceedings, and could also lead to damage awards, fines, and penalties. We have in the past and may become in the future involved in a number of legal proceedings and audits, including government and agency investigations, and consumer, employment, tort, and other litigation. The outcome of some of these legal proceedings, audits, and other contingencies could require us to take, or refrain from taking, actions that could harm our operations or require us to pay substantial amounts of money, harming our financial condition and results of operations. Additionally, we may pursue legal action of our own to protect our business interests. Prosecuting or defending against these lawsuits and proceedings may be necessary, which could result in substantial costs and diversion of management’s attention and resources, harming our business, financial condition, and results of operations. Any pending or future legal or regulatory proceedings and audits could harm our business, financial condition, and results of operations.

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

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, criminal acts, public health crises and pandemics, and similar events. For example, a significant natural disaster, such as an earthquake, fire, or flood, could harm our business, results of operations, and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our corporate offices and primary distribution center are located in Texas, a state that frequently experiences floods and storms. In addition, the facilities of our suppliers and where our manufacturers produce our products are located in parts of Asia that frequently experience typhoons and earthquakes. Acts of terrorism and public health crises (or other future pandemics or epidemics) could also cause disruptions in our or our suppliers’, manufacturers’, and logistics providers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting Texas or other locations where we have operations or store significant inventory. Our servers and those belonging to our vendors may also be vulnerable to computer viruses, criminal acts, denial-of-service attacks, ransomware, and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, or loss of critical data. As we rely heavily on our information technology and communications systems and the Internet to conduct our business and provide high-quality customer service, these disruptions could harm our ability to run our business and either directly or indirectly disrupt our suppliers’ or manufacturers’ businesses, which could harm our business, results of operations, and financial condition.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, and related notes included elsewhere in this report. These estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of sales and expenses that are not readily apparent from other sources. Our results of operations may be harmed if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, and could result in a decline in our stock price.

Our ESG and sustainability initiatives and the adoption of ESG regulatory frameworks may impose additional costs and expose us to emerging areas of risk.

Companies across all industries are facing increasing scrutiny from stakeholders related to their ESG and sustainability practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices. Companies which do not adapt to or comply with investor, government or other stakeholder expectations and standards, which are evolving and often in conflict, may suffer from reputational damage and the business, financial condition, and/or stock price of such a company could be materially and adversely affected.

We have adopted certain practices and policies to align our ESG and sustainability approach with our business strategy. However, our stakeholders may look to us to implement more or different ESG procedures, standards or goals in order to continue engaging with us, to remain invested in us, or before they make further investments in us. Stakeholders may also require us to retract or reverse any ESG procedures. If we do not meet our stakeholders’ expectations or we are not effective in addressing social and environmental responsibility matters or achieving relevant sustainability goals, or choose to modify or terminate certain sustainability goals or other ESG practices, trust in our brand may suffer and our business and/or our ability to access capital could be harmed. Moreover, both advocates and opponents to certain ESG matters, including diversity, equity and inclusion, are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business.

Further, there is an increased focus, and changing expectations, by governmental and nongovernmental organizations on climate change matters, including increased pressure to expand disclosures related to the physical and transition risks related to climate change or to establish sustainability goals, such as the reduction of greenhouse gas emissions, which could expose us to market, operational and execution costs or risks. Our failure to establish, or decision to modify or terminate sustainability targets or targets that are perceived to be appropriate, as well as to achieve progress on those targets on a timely basis, or at all, could adversely affect the reputation of our brands and sales of and demand for our products. For example, in October 2023, the State of California adopted SB 253, the Climate Corporate Data Accountability Act, which will require companies to annually disclose Scope 1, Scope 2, and Scope 3 greenhouse gas emissions and SB 261, Greenhouse Gases: Climate-Related Financial Risk which will require biennial disclosure of a company’s financial risk caused by climate change. In addition, the SEC has adopted rules with respect to enhanced and standardized climate-related disclosures, which are currently stayed due to ongoing litigation. If we are ultimately required to comply in whole or in part with these rules, or additional legislation that has already been or may be passed, we may incur significant additional costs of compliance due to the need for expanded data collection, analysis, and certification with respect to greenhouse gas emissions and other climate change related risks. We may also incur additional costs or require additional resources to monitor, report and comply with such stakeholder expectations and standards and legislation, and to meet climate change targets and commitments if established. In addition, the European Union Corporate Sustainability Reporting Directive (“CSRD”) became effective in 2023. CSRD applies to both EU and non-EU in-scope entities and would require them to provide expansive disclosures on various sustainability and ESG topics. We are assessing our obligations under CSRD which will become effective in 2025, in a phased approach pending any updates from the Omnibus package within the EU Competitiveness Compass, for U.S. companies with subsidiaries in the EU that meet certain criteria and expect that compliance could require substantial effort in the future. These requirements may not always be uniform across jurisdictions, and we will likely need to be prepared to contend with overlapping, yet distinct, climate-related disclosure requirements. Additionally, many of our customers, business partners, and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.

The occurrence of any of the foregoing could have a material adverse effect on our business and financial condition and expose us to market, operational and execution costs or risks.

The impacts of risks associated with international geopolitical conflicts, including continued tensions between Taiwan and China, the war in Ukraine and the conflicts in the Middle East, on the global economy, energy supplies and raw materials are uncertain, but may prove to negatively impact our business and operations.

In recent years, diplomatic and trade relationships between the U.S. government and China have become increasingly frayed and the threat of a takeover of Taiwan by China has increased. Since much of our production occurs in China, our business, our operations and our supply chain could be materially and adversely impacted by political, economic or other actions from China, or changes in China-Taiwan relations that impact China and its economy. In addition, we continue to monitor any adverse impact that the war in Ukraine and the conflicts in the Middle East. Prolonged conflict may result in ongoing increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials. To the extent that continuing political tensions between China and Taiwan or the war in Ukraine or the conflicts in the Middle East may adversely affect our business, it may also have the effect of heightening many of the other risks described in our risk factors, such as those relating to data security, supply chain, volatility in prices of inputs, and market conditions, any of which could negatively affect our business and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company recognizes the importance of being able to assess, effectively respond to and manage material cybersecurity threats and incidents that may compromise the confidentiality, integrity or availability of its information systems, data or network resources.

The Company has developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. The Company designs and assesses the program based on the National Institute of Standards and Technology Cybersecurity Framework, or NIST CSF. This means that the Company uses the NIST CSF as a guide to help it identify, assess, and manage cybersecurity risks relevant to our business. It does not, however, mean that the Company meets any technical standards, specifications, or requirements.

As part of its overall risk management framework, the Company maintains an Information Security Oversight Committee (“ISOC”) which is responsible for overseeing company-wide cybersecurity strategy, architecture and policies. The Company’s ISOC is chaired by its Chief Information Security Officer (the “CISO”), who reports to our Chief Information Officer, who is also a member of ISOC. The Company has also established an Incident Response Team (“IRT”), which is a subset of the ISOC, and maintains an Incident Response Plan (“IRP”), the purpose of which is to respond to cybersecurity incidents. The IRT assesses the risks and impacts of cybersecurity incidents and creates and manages action plans for each specific cybersecurity incident. The IRP is designed to maximize the effectiveness of the Company’s response through an established plan of action and assigning responsibilities to appropriate personnel and/or third-party contractors.

The IRP contemplates that if a cybersecurity threat or incident is identified, the IRT would communicate the cybersecurity threat or incident and any damages to the CISO and other members of senior management of the Company. The Company then would assess the materiality of the cybersecurity threat or incident to determine if any public disclosures are required under the SEC’s cybersecurity disclosure rule. If deemed necessary, third-party consultants, legal counsel and assessors would be engaged to evaluate the materiality assessment.

The cybersecurity program of the Company interfaces with other functional areas within the Company, including but not limited to the Company’s brands and information technology, accounting, finance, legal and human resources, as well as external third-party partners, where appropriate, to assess, identify and manage potential cybersecurity threats. The Company aims to regularly assess and update its processes, procedures and management techniques in light of ongoing cybersecurity developments.

Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal IRT personnel; threat intelligence and other information obtained from governmental, public or private sources; and alerts and reports produced by security tools deployed in our internal IT environment Recognizing the complexity and evolving nature of cybersecurity threats, the Company also engages with a range of external experts, including cybersecurity assessors and consultants in evaluating and testing its cybersecurity management systems and IRP, including its use of third-party service providers. These partnerships enable the Company to leverage specialized knowledge and insights and to assist in updating its cybersecurity strategies and processes to align with industry best practices. The Company’s collaboration with these third parties includes consultation and review of security enhancements.

To date, we have not identified risks from cybersecurity threats or incidents, including as a result of any previous cybersecurity incidents, that have materially affected the Company or are reasonably likely to materially affect our operations, business strategy, results of operations or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information on how cybersecurity risk could materially affect the Company’s business strategy, results of operations, or financial condition, please refer to “Item 1A Risk Factors—Risks Related to our Business and Industry—We rely significantly on the use of information technology, as well as those of our third-party service providers. Any significant failure, inadequacy, interruption or data security incident of our information technology systems, or those of our third-party service providers, could disrupt our business operations, which could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.”

Governance

Our Board considers cybersecurity risk as part of its risk oversight function. The Board oversees management’s implementation of our cybersecurity risk management program. The Board receives periodic reports from the CISO on our cybersecurity risks. In addition, the CISO and ISOC members update the Board, where it deems appropriate, regarding any cybersecurity incidents it considers to be significant or potentially significant. The Board also receives briefings from the CISO and ISOC members on our cyber risk management program. Board members receive presentations on cybersecurity topics from our CISO, internal security staff, or external experts as part of the Board’s continuing education on topics that impact public companies.

The ISOC, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our ISOC’s expertise includes a combined 20 plus years of experience in managing security technologies; designing and implementing security strategies; and risk management and incident response across various industries. Our ISOC takes steps to stay informed about and monitor efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment
.
Mike Murray has served as our Chief Information Officer since April 2024. Mr. Murray brings with him a wealth of experience in technology leadership, including in the area of cybersecurity. Before joining the Company, Mr. Murray championed technology initiatives at The Container Store, overseeing critical areas such as IT governance, infrastructure, PMO, operations and support. Prior to The Container Store, he worked at Pier 1 Imports, Inc., which saw him in diverse senior leadership positions, notably as VP of Technology with a strategic focus on IT, Ecommerce, and Business Development.

Item 2. Properties

Our corporate headquarters are located in a 430,000 square foot leased facility in Grapevine, Texas, which is used by both of our reportable segments. In addition to our corporate headquarters, the Solo Stove segment maintains leases in Texas, Utah, Pennsylvania, Mexico, Canada, and the Netherlands for warehousing, distribution and office space. The Chubbies segment also maintains a lease in Texas for office space as well as leases specific to owned retail store operations in Texas, Georgia, Florida, Minnesota, Nevada, North Carolina and South Carolina. We believe that our facilities are in good condition and are adequate to support our current needs.

Item 3. Legal Proceedings

From time to time, we are, have been, and may become subject to arbitration, litigation or claims. The results of any current or future claims or proceedings cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and litigation costs, diversion of management resources, reputational harm and other factors. The Company is not currently a party to any pending litigation that the Company considers material.

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

As of March 10, 2025, other than shares offered to the public, there were approximately 9 shareholders of record for our Class A common stock and approximately 54 shareholders of record for our Class B common stock. This does not include the significant number of beneficial owners whose stock is in nominee or “street name” accounts through brokers, bank, or other nominees.

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

Comparison of Cumulative Total Return Since October 28, 2021
Assumes Initial Investment of $100
$150
$100
$50
$0
10/28/21
12/31/21
12/31/22
12/31/23
12/31/24
Solo Brands, Inc.
S&P 500 Index
S&P 500 Apparel, Accessories & Luxury Goods Index

	Base Period
Company/Index	10/28/2021	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Solo Brands, Inc.	$100.00	$91.94	$23.80	$36.24	$6.71
S&P 500 Index	100.00	103.69	80.56	103.77	127.96
S&P 500 Apparel, Accessories & Luxury Goods Index	$100.00	$99.33	$54.64	$52.44	$48.58

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

We did not repurchase any of our equity securities during the quarter ended December 31, 2024.

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

Overview

We own and operate premium brands with ingenious products that we market and deliver through our direct-to-consumer (“DTC”) platform and retail partnerships. We aim to help our customers enjoy good moments that create lasting memories. We consistently deliver innovative, high-quality products that are loved by our customers and revolutionize the outdoor experience, build community and help everyday people reconnect with what matters most. We operate as two reportable segments: Solo Stove, which includes the Solo Stove and TerraFlame brands and primarily offers indoor and outdoor firepits, stoves, and accessories, and Chubbies, which offers premium casual apparel and activewear. The remaining operating segments are included within the Corporate and All Other category. The CODM makes operating decisions, assesses financial performance, and allocates resources based upon discrete financial information at the reportable segment level.

For the year ended December 31, 2024, we experienced a decrease in our net sales from $494.8 million for the year ended December 31, 2023 to $454.6 million. The decline in net sales was primarily driven by the Solo Stove segment, as a result of a lack of significant new product launches in 2024 when compared to the prior year, with the prior year continuing to benefit from the release of new products in the fourth quarter of 2022. This resulted in a decline in DTC channel net sales of 10.9% in 2024 when compared to the prior year. The retail channel net sales similarly experienced a decline, of a lesser magnitude, in 2024 when compared to the prior year, further driven by a non-recurring transaction with a marketing barter partner in the third quarter of 2023. These declines driven by the Solo Stove segment were offset in part by increases within the Chubbies segment in both the retail and DTC net sales channels, primarily driven by continued growth within our retail strategic partnerships.

Key Factors Affecting Our Financial Condition and Results of Operations

In 2024, the Company refined its strategic vision and conducted a comprehensive evaluation of its initiatives and brands. The evaluation included analysis of the brand level financials, product design, customer metrics, marketing campaign effectiveness and potential synergies, amongst other items. This evaluation, undertaken over the course of 2024, led the Company to undertake the following activities during the second half of 2024:

•termination of underperforming marketing agreements with marketing barter partners that no longer aligned with the Company’s current marketing strategy;
•winding up of the IcyBreeze reporting unit stemming from underperformance and management’s determination to revise product designs; and
•reorganizing the Oru and ISLE reporting units to eliminate costs and capitalize on potential synergies, through restructuring under a revised management structure.

Management undertook these activities with the intent of enhancing the foundation of the Company as part of the strategic initiative to return the Company to growth. The items noted above had the following purposes:

•Through the termination of the underperforming marketing agreements, management could be able to repurpose the funds previously allocated to these marketing contracts, towards increased investment in direct response marketing. Marketing spend under a certain marketing agreement was $16.9 million in 2023 and $3.7 million in 2024. Redirection of these marketing funds to direct response marketing may generate more favorable returns on the marketing dollars spent in future periods, as direct response marketing is better aligned to how our target market consumes their media.
•IcyBreeze was acquired in 2023 to enter the portable cooler market and expand our product offering. Through the course of ownership, IcyBreeze underperformed projections. Management made the decision to wind-down the operations of IcyBreeze in the third quarter of 2024, with sell through of remaining legacy products. This wind-down of operations, while resulting in a direct reduction to revenue attributable to the Company, is also anticipated to benefit net income (loss) in future periods.
•The reorganization of the Oru and ISLE reporting units under a single brand president and leadership team was designed to be strategically beneficial, as both brands operate within the same outdoor watersports space. The Company expects to benefit from improved margins through the consolidation of overhead and exploration of manufacturing and logistics synergies. In addition, the Company expects to be able to better leverage the combined scale of the Oru and ISLE reporting units as we seek to scale and achieve growth.

While these activities are intended to provide future benefit to the Company, the majority of these activities required cash outlays in 2024. In order to fund these cash outlays, the Company leveraged cash from operations and draws on the Revolving Credit Facility (as defined below). The following table outlines the cash outlays and the period in which they occurred.

Activity	Cash Outlay (dollars in thousands)	Period
Termination of marketing agreements	$9,000	Q4 2024
Reorganization of the Oru and ISLE reporting units	349	Q4 2024
Wind-down of the operations of the IcyBreeze reporting unit	205	Q3 - Q4 2024

Economic Factors Affecting our Performance

We sell our products in the U.S. as well as various foreign countries, primarily Europe, Canada and Australia. We also source and procure inventory, primarily out of China, with some products sourced through Mexico. As such, we are exposed to and impacted by global macroeconomic factors. In recent years, tariffs on goods manufactured in China have increased significantly. In addition, the U.S. presidential administration recently imposed an additional aggregate 20% tariffs on goods manufactured in China, 25% tariffs on all steel manufactured outside of the U.S. and 25% tariffs on almost all goods manufactured in Mexico and Canada. China, Canada and Mexico have retaliated or are expected to retaliate with tariffs on goods manufactured in, or exported by, the United States.

Tariffs on certain foreign origin goods continue to put pressure on input costs, for which we have been able to partially mitigate through the U.S. government’s duty draw-back mechanism, tariff exclusion process, footprint utilization, and prudent sourcing. Our product lines involve production with steel manufactured outside the U.S., including steel manufactured in Mexico that is subject to the new tariffs, including virtually all of our Solo Stove and TerraFlame brands’ products. Further, certain of our Solo Stove, Oru and TerraFlame brands’ products are produced in Mexico and are subject to the new tariffs on Mexico. These tariffs and retaliatory actions are expected to have a significant adverse effect on our results of operations and margins and sales of our products outside the U.S. Any strategies we implement to mitigate the impact of such tariffs or other trade actions may not be successful. In addition, there can be no assurances that we will be able to pass any increased costs from tariffs on to our customers, that demand or profitability will not be materially adversely impacted, or that we will be successful in implementing efforts to mitigate the effect of tariffs on our business. Sourcing materials from domestic suppliers and manufacturing vendors or transitioning production to the U.S. would be a costly and lengthy process with uncertain results. For additional information, see Part I, Item 1A, Risk Factors, “Tariffs or other restrictions placed on foreign imports or any related counter-measures are taken by other countries harm our business and results of operations” and “Our products are manufactured by third parties outside of the United States, and our business may be harmed by legal, regulatory, economic, societal, and political risks associated with those markets.”

Current macroeconomic factors remain very dynamic, such as greater political uncertainty, as well as financial instability, new or increasing tariffs, high interest rates and high inflation, all of which could reduce our net sales or negatively impact our gross margin, net loss and cash flows.

Discussion within the relevant comparative periods and sections have been included below.

Consolidated Results for the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Consolidated Net Sales

Net sales are comprised of DTC and retail channel sales to retail partners. Net sales in both channels reflect the impact of partial shipments, product returns, and discounts for certain sales programs or promotions.

Our net sales have historically included a seasonal component. In the DTC channel, our historical net sales tend to be highest in our second and fourth quarters, while our retail channel has generated higher sales in the first and third quarters. Additionally, we expect variances in our net sales throughout the year relative to the timing of new product launches.

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Net sales	$454,550	$494,776	$(40,226)	(8.1)%
Direct-to-consumer net sales	319,064	358,052	(38,988)	(10.9)%
Retail net sales	135,486	136,724	(1,238)	(0.9)%

The decrease in net sales for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily driven by a decline in both DTC and retail channel net sales within the Solo Stove segment as a result of a lack of new product launches in the 2024 period, with the prior year benefiting from new products released in the fourth quarter of 2022, and a non-recurring transaction in 2023 with a marketing barter partner. The non-recurring transaction with a marketing barter partner in the third quarter of 2023 contributed $7.2 million of retail channel net sales to the 2023 period. Partially offsetting these declines, the Chubbies segment experienced increases in both DTC and retail channel net sales.

Consolidated Gross Profit and Gross Margin

Gross profit reflects net sales less cost of goods sold, which primarily includes the purchase cost of our products from our third-party manufacturers, inbound freight and duties, costs related to manufacturing of certain of our products, product quality testing and inspection costs and depreciation on molds and equipment that we own.

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%(1)
Gross profit	260,264	302,152	(41,888)	(13.9)%
Gross margin (Gross profit as a % of net sales)(1)	57.3%	61.1%		(377)
(1) Change in gross margin period over period in basis points

In 2024, the Company wrote down $18.3 million of inventory and related purchase orders of the IcyBreeze reporting unit as part of the restructuring, contract termination and impairment charge activity. This write down was reflected in cost of goods sold, resulting in cost of goods sold for 2024 exceeding the respective prior year period amount and negatively impacting the gross margin in the 2024 period.

When excluding the write down of inventory and purchase orders described above, cost of goods sold decreased for the year ended December 31, 2024 compared to the prior year period, in line with the decline in net sales. Similarly, gross profit for the year ended December 31, 2024 compared to the prior year period also declined in line with the decline in net sales, when excluding the write down of IcyBreeze reporting unit.

Consolidated Operating Expenses

Operating expenses consist of (1) selling, general and administrative (“SG&A”) expenses, (2) restructuring, contract termination and impairment charges, (3) depreciation and amortization expenses and (4) other operating expenses, as defined below.

•Selling, General and Administrative (“SG&A”) Expenses - SG&A expenses consist primarily of marketing costs, wages, equity-based compensation expense, benefits costs, costs of our warehousing and logistics operations, costs of operating on third-party DTC marketplaces, professional fees and services, costs of shipping product to our customers and general corporate expenses.

•Restructuring, Contract Termination and Impairment Charges - Restructuring, contract termination and impairment charges consist of severance and employee-related benefits, contract termination fees and asset impairment charges.

•Depreciation and Amortization Expenses - Depreciation and amortization expenses consist of depreciation of property and equipment and amortization of definite-lived intangible assets.

•Other Operating Expenses - Other operating expenses include certain costs incurred as a result of being a public company, secondary offering completed in May 2023, acquisition-related expenses, business optimization and expansion expenses and management transition costs.

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Operating expenses	$434,882	$530,002	$(95,120)	(17.9)%
Selling, general and administrative expenses	262,172	249,432	12,740	5.1%
Restructuring, Contract Termination and Impairment Charges	136,099	248,967	(112,868)	(45.3)%
Depreciation and amortization expenses	25,702	26,593	(891)	(3.4)%
Other operating expenses	10,909	5,010	5,899	117.7%

The decrease in operating expenses for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily driven by a decrease in restructuring, contract termination and impairment charges, as a result of fewer goodwill and long-lived asset impairment charges, offset in part by the increase in contract termination expenses with the termination of a legacy marketing agreement with a former marketing barter partner.

This decrease was partially offset by increases in SG&A, primarily due to a $6.0 million increase in the fair market value changes in contingent consideration related to certain of our 2023 acquisitions, increases for rent expense of $1.4 million as a result of the addition of seven additional owned retail stores within our Chubbies segment and professional services and information technology expenditures of $1.7 million and $2.6 million, respectively, each of which were incurred to support future growth plans. Increases in other operating expenses were also recognized in the 2024, primarily as a result of increases to management transition costs, including additional cost associated with onboarding senior leadership positions and strategic consulting engagements. These strategic consulting arrangements consisted primarily of engagements for brand and marketing strategy, product roadmap development, cost efficiency program design and information technology and finance transformations.

Consolidated Income (Loss) From Operations

Income (loss) from operations is comprised of gross profit, less selling, general and administrative expenses, depreciation and amortization expense, restructuring, contract termination and impairment charges and other operating expenses.

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Income (loss) from operations	$(174,618)	$(227,850)	$53,232	(23.4)%

The decrease in loss from operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily driven by a decrease in restructuring, contract termination and impairment charges, offset in part by the decline in gross profit.

Consolidated Interest Expense

Interest expense, net consists primarily of interest on our Revolving Credit Facility and Term Loan.

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Interest expense, net	$14,004	$11,004	$3,000	27.3%

Interest expense, net increased for the year ended December 31, 2024 compared to the year ended December 31, 2023 due to an increase in the weighted average interest rate on our total debt balance, as well as a higher average debt balance in 2024 when compared to the prior year.

Consolidated Income Taxes

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

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Income tax expense (benefit)	$(8,958)	$(36,225)	$27,267	(75.3)%

Income tax benefit decreased for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily driven by the book losses in the prior year due to the restructuring, contract termination and impairment charges (see Note 3, Restructuring, Contract Termination and Impairment Charges for more information) which exceeded those recognized in 2024, as well as by the increase in the Company’s valuation allowance, as compared to the prior year which included a net release of the Company’s valuation allowance.

Solo Stove Segment Results for the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Solo Stove Net Sales

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Net sales	$297,379	$351,583	$(54,204)	(15.4)%
Direct-to-consumer net sales	220,552	264,655	(44,103)	(16.7)%
Retail net sales	76,827	86,928	(10,101)	(11.6)%

The decrease in net sales for the year ended December 31, 2024 compared to the year ended December 31, 2023 was driven by declines in both DTC and retail channel net sales. The DTC and retail channel net sales were both impacted by a lack of new product introductions in 2024, with the prior year benefiting from new products released in the fourth quarter of 2022. The decline in retail channel net sales was further impacted by a non-recurring transaction in the prior year with a marketing barter partner. The non-recurring transaction with a marketing barter partner in the third quarter of 2023 contributed $7.2 million of retail channel net sales to the 2023 period.

Solo Stove Gross Profit and Gross Margin

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%(1)
Gross profit	183,402	216,039	(32,637)	(15.1)%
Gross margin (Gross profit as a % of net sales)	61.7%	61.4%		30
(1) Change in gross margin period over period in basis points

The decrease in gross profit for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily the result of the decrease in net sales. During this same period of comparison, gross margin remained relatively flat, in line with the decrease in net sales.

Solo Stove Segment Operating Expenses

Segment operating expenses consist of (1) marketing expenses, (2) employee related expenses, such as wages and benefits, and (3) other segment operating expenses, which primarily consist of shipping and fulfillment related expenses.

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Segment operating expenses	$137,489	$136,395	$1,094	0.8%
Marketing expenses	67,682	71,837	(4,155)	(5.8)%
Employee related compensation	12,642	8,848	3,794	42.9%
Other segment operating expenses	57,165	55,710	1,455	2.6%

Segment operating expenses were relatively flat for the year ended December 31, 2024 compared to the year ended December 31, 2023, with increases in employee related compensation as a result of costs associated with the separation of certain management personnel and addition of senior leadership positions, as well as increases in other segment operating expenses as a result of an increase in seller fees stemming from increased marketplace sales within the DTC net sales channel. Partially offsetting, marketing expense declined in line with the decline in net sales.

Chubbies Segment Results for the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Chubbies Net Sales

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Net sales	$112,713	$101,599	$11,114	10.9%
Direct-to-consumer net sales	57,824	56,405	1,419	2.5%
Retail net sales	54,889	45,194	9,695	21.5%

The increase in net sales for the year ended December 31, 2024 compared to the year ended December 31, 2023 was driven by increases realized in the Retail net sales channel as a result of continued growth within our retail strategic partnerships, coupled with the continued ability to identify and meet consumer demands within the DTC net sales channel, with both website and owned retail store performance exceeding the prior period.

Chubbies Gross Profit and Gross Margin

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%(1)
Gross profit	67,006	61,595	5,411	8.8%
Gross margin (Gross profit as a % of net sales)	59.4%	60.6%		(120)
(1) Change in gross margin period over period in basis points

The increase in gross profit for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily the result of the increase in net sales. During this same period of comparison, gross margin decreased slightly as a result of the growth in retail channel net sales.

Chubbies Segment Operating Expenses

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Segment operating expenses	$51,193	$48,039	$3,154	6.6%
Marketing expenses	14,569	13,863	706	5.1%
Employee related compensation	13,833	10,942	2,891	26.4%
Other segment operating expenses	22,791	23,234	(443)	(1.9)%

The increase in segment operating expenses for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily driven by increases in employee related compensation, as a result of the increased headcount for the seven additional owned retail stores opened in 2024.

Liquidity and Capital Resources

Historically, our cash requirements have principally been for working capital purposes and acquisitions. We expect these needs to continue as we seek to develop and grow our business. In the longer-term, growth opportunities, such as continued expansion into international markets and possible brand and mission consistent acquisition opportunities, may significantly increase our expenses (including our capital expenditures) and cash requirements. We fund our working capital, which is primarily comprised of inventory, accounts payable, and accounts receivable, net, and other cash requirements from cash flows from operating activities, cash on hand, and borrowings under our Revolving Credit Facility. Our cash flows from operating activities and borrowings under the Revolving Credit Facility are our principal sources of liquidity and result primarily from the sales of our portfolio of products as described in Part I, Item 1, Business, of this Annual Report. Our future product sales and our cash flows are difficult to predict, and actual sales may not be in line with our forecasts.

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

The table below reflects our sources, facilities and availability of liquidity as of December 31, 2024. See Note 12, Long-Term Debt in Item 8 of this Annual Report for additional information.

(in thousands)	Liquidity Sources and Facilities	Availability as of December 31, 2024
Cash and cash equivalents	$11,980	$11,980
Revolving Credit Facility	69,000	279,622
Term Loan	83,000	—

Going Concern

Substantial doubt about our ability to continue as a going concern exists. We incurred a net loss of $113.4 million during the year ended December 31, 2024 and had an accumulated deficit of $228.8 million. We had cash and cash equivalents of $12.0 million and total debt outstanding of $150.7 million as of December 31, 2024. As discussed above, in addition, subsequent to December 31, 2024, we drew an additional $277.3 million on our Revolving Credit Facility (as defined herein), which matures on May 12, 2026. As of December 31, 2024, we were in compliance with the financial and operational covenants under the credit agreement governing our Revolving Credit Facility, however, due to uncertainty in our business and our expected levels of indebtedness, without the application of successful mitigating strategies, we expect to experience difficulty remaining in compliance with the quarterly financial covenants. Failure to satisfy either the interest coverage ratio or total net leverage ratio (each described below) is an event of default under the credit agreement. If an event of default occurs, the lenders could elect to declare all amounts outstanding under the credit facility immediately due and payable and exercise other remedies as set forth in the credit agreement.

We are evaluating strategies to refinance our existing debt. These strategies could include restructuring our debt, issuing new debt or entering into other financing arrangements. In addition, our plans are focused on improving our results and liquidity through a variety of operational improvements throughout 2025, including decreasing costs through a reduction in force and closures of select distribution centers. However, there can be no assurance that we will be able to refinance or restructure our debt or that we will be able to execute any operational improvements. As a result, there can be no assurance that we will be able to obtain or generate additional liquidity when needed or under acceptable terms, if at all. While we believe our plans to refinance or restructure our debt and execute operational improvements can alleviate the conditions that raise substantial doubt, these plans are not entirely within our control and cannot be assessed as being probable of occurring.

Although we cannot predict with certainty all of our particular short-term cash uses or the timing or amount of cash requirements, or the effects of our plan to refinance or restructure our debt or enter into other financing arrangements as described above, there is uncertainty about our ability to meet our cash obligations for the next twelve months.

Revolving Credit Facility and Term Loan

On May 12, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., the Lenders and L/C Issuers party thereto (each as defined therein) and the other parties thereto (as subsequently amended on June 2, 2021, September 1, 2021 and May 22, 2023, the “Revolving Credit Facility”). As so amended, the Revolving Credit Facility allows us to borrow up to $350.0 million of revolving loans, including the ability to issue up to $20.0 million in letters of credit, with $1.4 million of letters of credit issued and outstanding as of December 31, 2024. While our issuance of letters of credit does not increase our borrowings outstanding under the Revolving Credit Facility, it does reduce the amounts available under the Revolving Credit Facility. The Revolving Credit Facility matures on May 12, 2026 and bears interest at a rate equal to the base rate as defined in the agreement plus an applicable margin, which as of December 31, 2024, was based on SOFR. Interest is due on the last business day of each March, June, September and December. Principal under the Revolving Credit Facility is not due until maturity.

In addition to the above, the amendment on September 1, 2021 included a provision to borrow up to $100.0 million under the Term Loan. The proceeds from the Term Loan were used to fund the Chubbies acquisition. The Term Loan matures on May 12, 2026 and bears interest at a rate equal to the base rate as defined in the agreement plus an applicable margin, which as of December 31, 2024, was based on SOFR. We were required to make quarterly principal payments on the Term Loan beginning on December 31, 2021. At December 31, 2024, we had $83.0 million outstanding on the Term Loan. All required principal payments were made on time and with available cash through the year ended December 31, 2024. Interest payments are due on a quarterly basis under the Term Loan, with the same due dates as noted for the Revolving Credit Facility above.

Other Terms of the Revolving Credit Facility

The Revolving Credit Facility provides for incremental term loans, incremental equivalent debt, or revolving commitment increases (we refer to each as an “Incremental Increase”) in amounts such that, after giving pro forma effect to such Incremental Increase, our total secured net leverage ratio (as defined in the Revolving Credit Facility) would not exceed the then-applicable cap under the Revolving Credit Facility. In the event that any lenders fund any of the Incremental Increases, the terms and provisions of each Incremental Increase, including the interest rate, shall be determined by us and the lenders, but in no event shall the terms and provisions, when taken as a whole and subject to certain exceptions, of the applicable Incremental Increase, be more favorable to any lender providing any portion of such Incremental Increase than the terms and provisions of the loans provided under the Revolving Credit Facility unless such terms and conditions reflect market terms and conditions at the time of incurrence or issuance thereof as determined by us in good faith.

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

In addition, the Revolving Credit Facility contains customary financial and non-financial covenants limiting, among other things, mergers and acquisitions; investments, loans, and advances; affiliate transactions; changes to capital structure and the business; additional indebtedness; additional liens; the payment of dividends; and the sale of assets, in each case, subject to certain customary exceptions. The Revolving Credit Facility contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the Revolving Credit Facility to be in full force and effect, and a change of control of our business. We were in compliance with all covenants under the Revolving Credit Facility as of December 31, 2024.

Cash Flows

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Cash flows provided by (used in):
Operating activities	$10,517	$62,423	$(51,906)	(83.2)%
Investing activities	(14,512)	(53,079)	38,567	72.7%
Financing activities	$(3,657)	$(12,866)	$9,209	71.6%

Operating activities

The $51.9 million decrease in cash provided by operating activities period over period, was due to a $13.7 million increase in cash usage from changes in operating assets and liabilities (“working capital”), which was primarily driven by increased cash usage in inventory replenishment, as the prior year benefited from a higher beginning inventory balance that required less replenishment throughout the year. The increase in changes in working capital was coupled with an increase in cash usage of $38.2 million from changes in net income (loss) after non-cash adjustments, driven by a decline in our operations, primarily net sales, reflected through changes in net income (loss).

Investing activities

The $38.6 million decrease in cash used in investing activities, was primarily driven by the $34.6 million decrease in cash used in acquisition activity in 2024, compared to the prior year with the 2023 acquisitions, partially offset by an increase in capital expenditures in 2024, primarily related to the addition of seven owned retail stores within our Chubbies segment in 2024.

Financing activities

The $9.2 million decrease in cash used in financing activities, was primarily due to a $34.4 million decrease in cash used in net drawdowns and payments on our debt and a $6.2 million decrease in cash used in distributions to non-controlling interests, partially offset by a $37.0 million decrease in cash used for the repurchase of the Company’s Class A common stock as compared to 2023, of which $31.2 million was subsequently retired and the remainder utilized as a portion of the contingent consideration payments related to the 2023 acquisitions.

Contractual Obligations

Our material cash commitments from known contractual and other obligations primarily consist of obligations for long-term debt and related interest, leases for properties and equipment and purchase obligations as part of normal operations. See Note 12, Long-Term Debt, in Item 8 of this Annual Report for more information regarding scheduled maturities of our long-term debt. See Note 14, Leases, in Item 8 of this Annual Report for additional information on leases.

As of December 31, 2024, we executed a termination agreement for advertising services, resulting in a remaining commitment of $5.4 million that is due in the first quarter of 2025. These purchase obligations include all enforceable, legally binding agreements to purchase goods or services or pay consideration due that specify all significant terms, regardless of the duration of the agreement, and exclude agreements with variable terms for which we are unable to estimate the minimum amounts.

For information regarding our other contractual obligations, see Note 12 - Long-Term Debt, Note 14 - Leases, and Note 2 - Significant Accounting Policies in Item 8 of this Annual Report.

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

Revenue Recognition

Revenue is recognized for the amount of consideration to which we expect to be entitled in exchange for transferring promised goods to a customer. The consideration promised in a contract with a customer includes fixed and variable amounts. The fixed amount of consideration is the standalone selling price of the goods sold. Variable considerations, including cash discounts, rebates and sales incentives programs, are deducted from gross sales in determining net sales at the time revenues are recorded. Variable considerations also include the portion of goods that are expected to be returned and refunded. We determine these estimates based on historical experience and trends. The actual amount of customer returns and rebates may differ from our estimates. We elected to account for shipping costs as fulfillment activities, and not as separate performance obligations. Net sales include shipping costs charged to the customer with the related shipping expense recognized in selling, general and administrative expenses when the revenue is recognized. Sales taxes collected from customers are excluded from net sales, which are subsequently remitted to government authorities.

Inventory

Inventories, consisting primarily of finished goods are recorded at the lower of cost or net realizable value. Cost is determined using an average costing method, calculated using the weighted average cost of historical purchases. Our inventory balances include all costs incurred to deliver inventory to our distribution facilities in its finished state, such as inbound freight, import duties and tariffs. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We make ongoing estimates relating to the net realizable value of inventories based upon our assumptions about future demand, market conditions and product obsolescence. As a result, we have not recorded any write-downs to inventory below cost, except as it relates to obsolete or slow-moving inventory. If actual market conditions are less favorable than those projected by management, additional write-downs are recorded. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold to customers, resulting in lower cost of sales and higher income from operations than expected in that period.

Income Taxes

In determining the provision for income taxes, we make estimates and judgments which affect our evaluation of the carrying value of our deferred tax assets as well as our calculation of certain tax liabilities. We evaluate the carrying value of our deferred tax assets on a quarterly basis. In completing this evaluation, we consider all available positive and negative evidence. Such evidence includes historical operating results, the existence of cumulative earnings and losses in the most recent fiscal years, taxable income in prior carryback year(s) if permitted under the tax law, expectations for future pre-tax operating income, the time period over which our temporary differences will reverse, and the implementation of feasible and prudent tax planning strategies. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including projected revenue growth, and operating margins, among others. Deferred tax assets are reduced by a valuation allowance if, based on the weight of this evidence, it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized in future periods.

We have recorded a valuation allowance against Solo Brands, Inc. and Oru’s deferred tax assets resulting from current losses, as discussed below, resulting in a net deferred tax asset the consolidated group. Solo Brands, Inc. evaluated and concluded that as of December 31, 2024, we had $19.1 million of valuation allowances. However, since future financial results may differ from previous estimates, periodic adjustments to our valuation allowances may be necessary. If we determine in the future that we will be able to fully utilize all or part of these deferred tax assets, we would record a reversal of our valuation allowance through earnings in the period the determination was made, which would have a positive effect on our results of operations and earnings in future periods.

Goodwill

Goodwill is not amortized, but is tested for impairment at the reporting unit level annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. In conducting the impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. We currently operate as five reporting units. As of our annual assessment date, October 1, 2024, we had two reporting units with remaining goodwill, Solo Stove and Chubbies. As of December 31, 2024, as a result of the goodwill impairment charge recognized for Solo Stove as of that date, discussed in further detail in Note 10, Goodwill, only the Chubbies reporting unit had goodwill remaining.

When testing goodwill for impairment, we have the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that carrying value exceeds its fair value, we perform a quantitative goodwill impairment test. Under the quantitative goodwill impairment test, if our reporting unit’s carrying amount exceeds its fair value, we will record an impairment charge based on that difference.

To determine reporting unit fair value as part of the quantitative test, we use a weighting of fair values derived from the income approach and the market approach. Under the income approach, we project the future cash flows and discount these cash flows to reflect their present value, inclusive of their relative risk. The cash flows used are consistent with those we use in our internal planning, which reflects actual business trends experienced and our long-term business strategy. Under the market approach, we use the guideline company method to develop valuation multiples and compare our reporting unit to similar publicly traded companies.

In order to further validate the reasonableness of fair value as determined by the income and market approaches described above, a reconciliation to market capitalization is then performed by estimating a reasonable control premium and other market factors. Future changes in the judgments, assumptions and estimates that are used in the impairment testing for goodwill could result in significantly different estimates of fair value.

Impairment charges related to goodwill are recorded to restructuring, contract termination and impairment charges on the consolidated statements of operations and comprehensive income (loss). See Note 10, Goodwill, for further details regarding our goodwill balance and accumulated impairment losses.

As a result of the identification of goodwill impairment indicators as of September 30, 2024, discussed in further detail in Note 9, Intangible Assets, net, we performed a goodwill impairment test as of September 30, 2024. Through performance of this test, we determined that the carrying amounts of the IcyBreeze and Solo Stove reporting units exceeded their respective fair values and goodwill impairment charges of $19.9 million and $25.0 million, respectively, were recognized. The Chubbies reporting unit was determined to have a fair value exceeding its book value by more than 5% as of September 30, 2024. Goodwill at the remaining reporting units of the Company were fully impaired as of December 31, 2023.

The future occurrence of a potential indicator of impairment could include matters such as: a decrease in expected net earnings, a further decline in equity market conditions, a decline in comparable market multiples, a continued and sustained decline in our common stock price, a significant adverse change in legal factors or the general business climate, an adverse action or assessment by a regulator, and a significant downturn in demand for products offered by us. In the event of significant adverse changes of the nature described above, it may be necessary for us to recognize a non-cash impairment of goodwill, which could have a material adverse effect on our consolidated business, results of operations and financial condition. Based on the results of the quantitative interim goodwill impairment test, the calculated fair value of the Chubbies reporting unit exceeded its book value by less than 10% as of September 30, 2024. Therefore, a 150 basis point (“BPS”) increase in the discount rate, a 175 BPS decrease in the EBITDA margin or a 400 BPS decrease in revenue growth would indicate a potential hypothetical impairment charge for this reporting unit for the amounts reflected in the chart below.

Chubbies
Goodwill as of September 30, 2024	$73,119
Sensitivity analysis, approximate hypothetical impairment charge:
Discount rate increase of 150 BPS	(1,383)
EBITDA margin decrease of 175 BPS	(1,383)
Revenue growth rate decrease of 400 BPS	(383)

Intangible Assets

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

Impairment charges related to intangible assets are recorded to restructuring, contract termination and impairment charges on the consolidated statements of operations and comprehensive income (loss). See Note 9, Intangible Assets, net in Item 8 of this Annual Report, for further details regarding intangible asset balances and related accumulated amortization and impairment losses.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see “Recently Adopted Accounting Pronouncements” and “Recently Issued Accounting Standards—Not Yet Adopted” in Note 2, Significant Accounting Policies, in Item 8 of this Annual Report on Form 10-K.

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

Interest Rate Risk

In order to maintain liquidity and fund business operations, we have a long-term credit facility and separate term loan that bear variable interest rates based on prime, federal funds, or SOFR plus an applicable margin based on our total net leverage ratio. As of December 31, 2024, we had indebtedness of $69.0 million and $83.0 million, with annualized rates of interest of 7.03% and 7.08%, under our Revolving Credit Facility and Term Loan, respectively. The nature and amount of our long-term debt varies as a result of business requirements, market conditions, and other factors. We may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations, but as of December 31, 2024, we have not entered into any such contracts. A 100 bps increase in SOFR would increase our interest expense by approximately $1.5 million in any given year.

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

Commodity Price Risk

The primary raw materials and components used by our contract manufacturing partners include stainless steel and aluminum. We believe these materials are readily available from multiple vendors. Certain of these products use petroleum or natural gas as inputs. However, we do not believe there is a significant direct correlation between petroleum or natural gas prices and the costs of our products. The U.S. government has imposed tariffs on certain foreign goods from a variety of countries and regions that it perceives as engaging in unfair trade practices. If we become unable to recover a substantial portion of any increased tariff related costs from our customers, manufacturers, or other available avenues, the imposition of the new or increased international tariffs could materially and adversely affect our business, financial condition and results of operations. We will continue to monitor international trade policy and will make adjustments to our supply base where possible to mitigate the impact on our costs. We do not currently hedge commodity price risk.

Foreign Currency Risk

Our international sales are primarily denominated in local currencies. During 2024 and 2023, net sales in international markets accounted for 6.9% and 6.0% of our consolidated revenues, respectively. Therefore, we do not believe exposure to foreign currency fluctuations has had a material impact on our net sales. A portion of our operating expenses are incurred outside the Unites States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. In addition, our suppliers may incur many costs, including labor costs, in other currencies. To the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margin. In addition, a strengthening of the U.S. dollar may increase the cost of our products to our customers outside of the United States. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. A 100 bps unfavorable change in foreign currency exchange rates to which we are exposed would increase our operating expenses by approximately $0.3 million and decrease our net sales by approximately $0.3 million for the year ended December 31, 2024.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Solo Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Solo Brands, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), cash flows and equity for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring net losses from operations, has an accumulated deficit, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. In addition, without the application of successful mitigating strategies, the Company expects to experience difficulty remaining in compliance with financial covenants which would be considered an event of default resulting in all amounts outstanding immediately due and payable. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The 2024 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Dallas, Texas

March 12, 2025

SOLO BRANDS, INC.
Consolidated Balance Sheets

(In thousands, except par value and per unit data)	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$11,980	$19,842
Accounts receivable, net of allowance for credit losses of $1.1 million and $1.3 million for the years ended December 31, 2024 and 2023, respectively	39,440	42,725
Inventory	108,575	111,613
Prepaid expenses and other current assets	12,223	21,893
Total current assets	172,218	196,073
Non-current assets
Property and equipment, net	24,195	26,159
Intangible assets, net	189,701	221,010
Goodwill	73,119	169,648
Operating lease right-of-use assets	27,683	30,788
Other non-current assets	8,144	15,640
Total non-current assets	322,842	463,245
Total assets	$495,060	$659,318

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$69,598	$21,846
Accrued expenses and other current liabilities	41,661	55,155
Deferred revenue	1,829	5,310
Current portion of long-term debt	8,625	6,250
Total current liabilities	121,713	88,561
Non-current liabilities
Long-term debt, net	142,060	142,993
Deferred tax liability	6,795	17,319
Operating lease liabilities	22,079	24,648
Other non-current liabilities	9,056	13,534
Total non-current liabilities	179,990	198,494

Commitments and contingencies (Note 17)

Equity
Class A common stock, par value $0.001 per share; 468,767,205 shares authorized, 58,800,001 shares issued and outstanding; 468,767,205 authorized, 57,947,711 issued and outstanding	59	58
Class B common stock, par value $0.001 per share; 50,000,000 shares authorized, 33,091,989 shares issued and outstanding; 50,000,000 shares authorized, 33,047,780 issued and outstanding	33	33
Additional paid-in capital	363,601	357,385
Retained earnings (accumulated deficit)	(228,814)	(115,458)
Accumulated other comprehensive income (loss)	(434)	(230)
Treasury stock	(733)	(526)
Equity attributable to the controlling interest	133,712	241,262
Equity attributable to noncontrolling interests	59,645	131,001
Total equity	193,357	372,263
Total liabilities and equity	$495,060	$659,318

See Notes to Consolidated Financial Statements

SOLO BRANDS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31,
(In thousands, except per share data)	2024	2023
Net sales	$454,550	$494,776
Cost of goods sold	194,286	192,624
Gross profit	260,264	302,152
Operating expenses
Selling, general & administrative expenses	262,172	249,432
Restructuring, contract termination and impairment charges	136,099	248,967
Depreciation and amortization expenses	25,702	26,593
Other operating expenses	10,909	5,010
Total operating expenses	434,882	530,002
Income (loss) from operations	(174,618)	(227,850)
Non-operating (income) expense
Interest expense, net	14,004	11,004
Other non-operating (income) expense	528	(7,297)
Total non-operating (income) expense	14,532	3,707
Income (loss) before income taxes	(189,150)	(231,557)
Income tax expense (benefit)	(8,958)	(36,225)
Net income (loss)	(180,192)	(195,332)
Less: net income (loss) attributable to noncontrolling interests	(66,836)	(83,985)
Net income (loss) attributable to Solo Brands, Inc.	$(113,356)	$(111,347)

Other comprehensive income (loss)
Foreign currency translation, net of tax	(204)	(268)
Comprehensive income (loss)	(180,396)	(195,600)
Less: other comprehensive income (loss) attributable to noncontrolling interests	(66)	(97)
Less: net income (loss) attributable to noncontrolling interests	(66,836)	(83,985)
Comprehensive income (loss) attributable to Solo Brands, Inc.	(113,494)	(111,518)

Net income (loss) per Class A common stock
Basic and diluted	$(1.94)	$(1.84)

Weighted-average Class A common stock outstanding
Basic and diluted	58,388	60,501

See Notes to Consolidated Financial Statements

SOLO BRANDS, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(180,192)	$(195,332)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities
Restructuring, contract termination and impairment charges	136,099	248,967
Depreciation and amortization	26,632	27,349
Inventory charges associated with restructuring and consolidation activities	18,309	—
Noncash operating lease expense	8,517	8,373
Equity-based compensation	6,754	15,050
Change in fair value of contingent consideration	4,438	(1,573)
Prepaid marketing charges	1,871	—
Amortization of debt issuance costs	860	860
Other noncash adjustments	922	1,204
Barter credits	—	(7,160)
Deferred income taxes	(11,684)	(47,040)
Changes in assets and liabilities
Inventory	(14,673)	28,182
Accrued expenses and other current liabilities	(14,133)	6,811
Accounts receivable	3,195	(16,328)
Other non-current assets and liabilities	176	2,409
Deferred revenue	(3,481)	(1,571)
Operating lease liabilities	(8,586)	(8,113)
Prepaid expenses and other current assets	343	(9,222)
Accounts payable	38,150	9,557
Payments of contingent consideration	(3,000)	—
Net cash provided by (used in) operating activities	10,517	62,423
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,512)	(9,093)
Payments of contingent consideration	—	(9,386)
Acquisitions, net of cash acquired	—	(34,600)
Net cash provided by (used in) investing activities	(14,512)	(53,079)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	80,000	70,000
Repayments of long-term debt	(79,250)	(35,000)
Debt issuance costs paid	(167)	—
Finance lease liability principal paid	(144)	(379)
Exercise of Options for Class A common stock	—	39
Common stock repurchases	—	(36,957)
Distributions to non-controlling interests	(4,284)	(10,511)
Taxes paid related to net share settlement of equity awards	(207)	(305)
Stock issued under employee stock purchase plan	395	247
Net cash provided by (used in) financing activities	(3,657)	(12,866)
Effect of exchange rate changes on cash	(210)	71
Net change in cash and cash equivalents	(7,862)	(3,451)
Cash and cash equivalents balance, beginning of period	19,842	23,293
Cash and cash equivalents balance, end of period	$11,980	$19,842

SUPPLEMENTAL DISCLOSURES:
Cash interest paid, net of amounts capitalized	$13,469	$10,327
Cash income taxes paid	$4,284	$11,775
Construction in progress in accounts payable	$268	$—

SUPPLEMENTAL NONCASH INVESTING AND FINANCING DISCLOSURES:
Treasury stock retirements	—	31,164
Re-issuance of treasury stock	—	5,342

See Notes to Consolidated Financial Statements

SOLO BRANDS, INC.
Consolidated Statements of Equity

(In thousands)	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2022	63,651	$64	32,158	$32	$358,118	$5,746	$(499)	$(35)	$211,571	$574,997
Net income (loss)	—	—	—	—	—	(111,347)	—	—	(83,985)	(195,332)
Equity-based compensation, net of income tax expense (benefit)	—	—	—	—	10,272	—	—	—	3,834	14,106
Equity-based compensation for non-employees	—	—	—	—	333	—	—	—	—	333
Other comprehensive income (loss)	—	—	—	—	—	—	58	—	210	268
Tax distributions to non-controlling interests	—	—	—	—	—	—	—	—	(10,511)	(10,511)
Employee stock purchase plan	54	—	—	—	247	—	—	—	—	247
Common stock repurchase	(7,301)	—	—	—	(1,635)	20,852	—	(36,692)	—	(17,475)
Re-issuance of treasury stock	1,068	—	—	—	545	—	—	5,342	—	5,887
Treasury stock retirement	—	(6)	—	—	—	(31,158)	—	31,164	—	—
Surrender of stock to settle taxes on equity awards	—	—	—	—	—	—	—	(305)	—	(305)
Exercise of options for Class A common stock	8	—	—	—	39	—	—	—	—	39
Vested equity-based compensation and re-allocation of ownership percentage	468	—	890	1	(10,534)	449	211	—	9,882	9
Balance at December 31, 2023	57,948	$58	33,048	$33	$357,385	$(115,458)	$(230)	$(526)	$131,001	$372,263
Net income (loss)	—	—	—	—	—	(113,356)	—	—	(66,836)	(180,192)
Equity-based compensation, net of income tax expense (benefit)	—	—	—	—	3,213	—	—	—	2,372	5,585
Other comprehensive income (loss)	—	—	—	—	—	—	(204)	—	—	(204)
Tax distributions to non-controlling interests	—	—	—	—	—	—	—	—	(4,284)	(4,284)
Employee stock purchase plan	239	—	—	—	396	—	—	—	—	396
Surrender of stock to settle taxes on equity awards	—	—	—	—	—	—	—	(207)	—	(207)
Vested equity-based compensation and re-allocation of ownership percentage	613	1	44	—	2,607	—	—	—	(2,608)	—
Balance at December 31, 2024	58,800	$59	33,092	$33	$363,601	$(228,814)	$(434)	$(733)	$59,645	$193,357
See Notes to Consolidated Financial Statements

SOLO BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization and Description of Business

Description of Business

Solo Brands, Inc. (“Company” or “Solo Brands”), through a majority-owned subsidiary, Solo Stove Holdings, LLC (“Holdings”), operates five premium brands - Solo Stove, Oru Kayak, Inc. (“Oru”), International Surf Ventures, Inc. (“ISLE”), Chubbies, Inc. (“Chubbies”), and Sconberg, LLC (“TerraFlame”). Solo Stove offers portable, low-smoke fire pits, grills, and camping stoves for backyard and outdoor use in different sizes, fire pit bundles, gear kits, stoves, cookware, dinnerware, and a variety of clothing and accessories. Oru offers a flagship line of lightweight, foldable kayaks. ISLE produces high-quality stand-up paddle boards with colorful designs that are engineered to accommodate every skill level, style, and interest. Chubbies is a fun-loving, premium apparel brand that offers well-fitted comfortable clothing with unique style. TerraFlame provides customers the ability to bring the fire inside with an indoor fire pit. Solo Brands distributes its products through individual brand websites and other partners across North America, Europe and Australia.

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

Solo Brands, Inc. was incorporated in Delaware on June 23, 2021 for the purpose of facilitating an initial public offering and other related transactions in order to carry on the Company’s business. On October 28, 2021, Solo Brands, Inc. completed its initial public offering (“IPO”) of 14,838,708 shares of Class A common stock.

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

Basis of Presentation

The consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”). The consolidated financial statements include those of our wholly owned and majority-owned subsidiaries and the entity consolidated under the variable interest entity model. Intercompany balances and transactions are eliminated in consolidation. Certain prior period amounts have been conformed to the current period’s presentation.

Going Concern

The consolidated financial statements have been prepared in accordance with U.S. GAAP assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists.

The Company incurred a net loss of $113.4 million during the year ended December 31, 2024 and had an accumulated deficit of $228.8 million. The Company had cash and cash equivalents of $12.0 million and total debt outstanding of $150.7 million as of December 31, 2024. In addition, subsequent to December 31, 2024, the Company drew an additional $277.3 million under its Revolving Credit Facility (as defined herein), which matures on May 12, 2026. As of December 31, 2024, we were in compliance with the financial and operational covenants under the credit agreement governing our Revolving Credit Facility, however, due to uncertainty in our business and our expected levels of indebtedness, without the application of successful mitigating strategies, we expect to experience difficulty remaining in compliance with the quarterly financial covenants. Failure to satisfy either the interest coverage ratio or total net leverage ratio (each described below) is an event of default under the credit agreement. If an event of default occurs, the lenders could elect to declare all amounts outstanding under the credit facility immediately due and payable and exercise other remedies as set forth in the credit agreement.

The Company is evaluating strategies to refinance its existing debt. These strategies could include restructuring our debt, issuing new debt or entering into other financing arrangements. In addition, the Company’s plans are focused on improving its results and liquidity through a variety of operational improvements throughout 2025, including a reduction of force and closures of select distribution centers. However, there can be no assurance that the Company will be able to refinance or restructure its debt or that it will be able to execute any operational improvements. As a result, there can be no assurance that the Company will be able to obtain or generate additional liquidity when needed or under acceptable terms, if at all. While the Company believes its plans to refinance the Revolving Credit Facility and execute operational improvements can alleviate the conditions that raise substantial doubt, these plans are not entirely within our control and cannot be assessed as being probable of occurring.

The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reporting expenses that may be necessary if the Company were unable to continue as a going concern.

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

Concentrations of Credit Risk

The Company extends trade credit to its retail customers on terms that generally are practiced in the industry. The Company periodically performs credit analyses and monitors the financial condition of its customers to reduce credit risk. The Company performs ongoing credit evaluations of its customers, but generally does not require collateral to support accounts receivable. Accounts receivable mostly consist of amounts due from our business-to-business customers.

For the years ended December 31, 2024 and 2023, Dick’s Sporting Goods accounted for 32.6% and 24.2% of the Company’s total outstanding accounts receivable, respectively. There are no other significant concentrations of receivables that represent a significant credit risk.

For the years ended December 31, 2024 and 2023, no single customer accounted for more than 10% of total net sales.

The Company is exposed to risk due to the concentration of business activity with certain third-party manufacturers of our products. The Company, through the use of these certain third-party manufacturers, manufactures a variety of merchandise in China, including camp stoves, fire pits, kayaks and stand up paddle boards. The majority of the casual wear, sportwear, swimwear, outerwear, loungewear, and other accessories are currently made in Vietnam between a variety of manufacturers. Additional manufacturing is done in India, China, Mexico, and the United States.

Segment Information

The Company’s CEO, as the chief operating decision-maker (“CODM”), organizes the Company, manages resource allocations, and measures performance on the basis of two reportable segments, each of which represents significant product lines. This is supported by the operational structure of the Company, which includes marketing, distribution, information technology, accounting and finance, human resources, payroll and legal functions primarily focused on these two individual product categories.

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

Accounts Receivable, net

Accounts receivable, net consist of amounts due to the Company from retailers and direct-to-corporate customers, as well as receivables from the credit card and payment application services used by the Company. Accounts receivable, net are recorded at invoiced amounts, less contractual allowances for trade terms, sales incentive programs, and discounts. The Company maintains an allowance for expected credit losses, which is determined based on a review of specific customer accounts where the collection is doubtful, as well as an assessment of the collectability of receivable of customer groups that share similar risk characteristics. This assessment is based on historical and anticipated trends, existing and forecasted economic conditions and other factors. All accounts are subject to an ongoing review of ultimate collectability. Receivables are written off against the allowance when it is certain the amounts will not be recovered.

Bad debt expense is recorded to selling, general, & administrative expenses on the consolidated statements of operations and comprehensive income (loss). Bad debt expense for the years ended December 31, 2024 and 2023 was $0.6 million and $0.3 million, respectively.

Inventory

Inventories, consisting primarily of finished goods are recorded at the lower of cost or net realizable value. Cost is determined using an average costing method, calculated using the weighted average method. Our inventory balances include all costs incurred to deliver inventory to our distribution facilities, such as inbound freight, import duties and tariffs. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company makes ongoing estimates relating to the net realizable value of inventories based upon assumptions about future demand, market conditions and product obsolescence. Obsolete or slow-moving inventory is written down to estimated net realizable value. Acquired inventory is recorded at fair value using a mix of cost, comparative sales and market approaches.

Property and Equipment, net

Property and equipment acquired through acquisitions (as described in Note 5, Acquisitions) are recorded at estimated fair value as of the acquisition date using a mix of cost, comparative sales and market approaches. Costs of maintenance and repairs are charged to expense when incurred. When property and equipment are sold or disposed of, the cost and related accumulated depreciation is written off, and a gain or loss, if applicable, is recorded. The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Property and equipment are depreciated on a straight-line method over their estimated useful lives. The useful lives for property and equipment are as follows:

Useful Life
Computers, software, and other equipment	3 Years
Machinery	5 - 10 Years
Leasehold improvements	Shorter of lease term or 10 Years
Furniture and fixtures	3 - 5 Years
Buildings	29 - 40 Years

Software Costs

We capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include external direct costs of materials and services utilized in developing or obtaining computer software, compensation and related benefits for employees who are directly associated with the software projects and interest costs incurred while developing internal-use computer software. Capitalized software costs are included in other non-current assets on our consolidated balance sheets and amortized on a straight-line basis when placed into service over the estimated useful lives of the software, which approximate 3 to 10 years.

Software amortization is recorded to selling, general and administrative expenses on the consolidated statements of operations and comprehensive income (loss) and was $0.2 million and nominal for the years ended December 31, 2024 and 2023, respectively. Net capitalized software and development costs were $5.4 million as of December 31, 2024 which are recorded to other non-current assets on the consolidated balance sheets.

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

Intangible Assets, net

Intangible assets are comprised of brands, trademarks, developed technology, customer relationships, patents and proprietary software and are recorded at their estimated fair values at the date of acquisition. Acquired definite-lived intangible assets are valued using an excess earnings method for customer related intangibles and a relief from royalty method for tradenames and patents. Intangible assets subject to amortization are amortized using the straight-line method over the estimated useful lives of the assets.

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

Leases

The Company leases space for warehouses, stores and corporate space under operating leases expiring at various times through 2035. The Company also leases warehouse picking robots under financing leases. The Company determines if an arrangement is a lease at inception of a contract if the terms state the Company has the right to direct the use of, and obtain substantially all the economic benefits from, a specific asset identified in the contract.

The right-of-use asset (“ROU’) assets represent the Company's right to use the underlying assets for the lease term, and the lease liabilities represent the obligation to make lease payments arising from the leases. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments to be made over the lease term. The Company records its operating ROU assets in operating lease right-of-use assets, its current operating lease liabilities in accrued expenses and other current liabilities and its non-current operating lease liabilities in operating lease liabilities. The Company records its finance ROU assets in other non-current assets, its current finance lease liabilities in accrued expenses and other current liabilities and its non-current finance lease liabilities in other non-current liabilities.

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

Certain of the Company's lease agreements include payments for certain variable costs not determinable upon lease commencement, as well as fixed payments for non-lease components, including common area maintenance. These variable and fixed lease payments are recognized in selling, general and administrative expenses, but are not included in the ROU asset or lease liability balances. The Company's lease agreements do not contain any material residual value guarantees, restrictions or covenants.

Commitments and Contingencies

From time to time, the Company is involved in various legal proceedings that arise in the normal course of business. While the Company intends to prosecute and defend any lawsuit vigorously, the Company presently believes that the ultimate outcome of any currently pending legal proceeding will not have any material adverse effect on its financial position, cash flows, or results of operations. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, which could impact the Company’s business and the results of operations for the period in which the ruling occurs or future periods. The Company records the appropriate liability when the amount is deemed probable and reasonably estimable. In addition, the Company does not accrue for estimated legal fees and other directly related costs because they are expensed as incurred. Therefore, the consolidated balance sheets do not include a liability for any potential obligations as of December 31, 2024 or 2023.

Variable Interest Entities

The Company evaluates its ownership, contractual and other interests in entities to determine if it has a variable interest in an entity and if it is the primary beneficiary. These evaluations are complex and involve judgment and the use of estimates and assumptions based on available historical and prospective information, among other factors. If the Company determines that entities for which the Company holds a contractual or ownership interest in are variable interest entities ("VIE") and that the Company is the primary beneficiary, the Company consolidates such entities in the consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (1) has the power to make decisions that most significantly affect the economic performance of the VIE and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. In the event of significant changes in the interest or relationship with the VIE, the Company reconsiders the determination of the primary beneficiary. If the Company is not deemed to be the primary beneficiary in a VIE, the Company accounts for the investment or other variable interests in a VIE in accordance with applicable GAAP.

Revenue Recognition

The Company primarily engages in direct-to-consumer transactions, which are comprised of product sales directly from the Company’s website, and business-to-business transactions, or retail, which are comprised of product sales to retailers, including where possession of the Company’s products is taken and sold by the retailer in-store or online. These revenue transactions comprise a single performance obligation satisfied through the transfer of control of promised goods to the customers, based on the terms of sale.

For the Company’s direct-to-consumer and retail transactions, performance obligations are typically satisfied at the point of shipment. The transfer of control occurs at a point in time based on consideration of when the customer has an obligation to pay for the goods, legal title to, and risk and rewards of ownership have been transferred.

Payment is due at the time of sale on our website for our direct-to-consumer transactions. Business-to-business customers’ payment terms vary depending on creditworthiness and the contract terms with each retailer, but the most common is net 30 or net 60 days.

Revenue is recognized for the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods to a customer. The consideration promised in a contract with a customer includes fixed and variable amounts. The fixed amount of consideration is the stand-alone selling price of the goods sold. Variable considerations, including cash discounts, rebates, and sales incentive programs, are deducted from gross sales in determining net sales at the time revenues are recorded. Any consideration received (or receivable) that the Company expects to refund to the customer is recognized as a refund liability. We determine these estimates based on historical experience and trends. We elected to account for shipping costs as fulfillment activities, and not as separate performance obligations. Net sales include shipping costs charged to the customer with the related shipping expense recognized in selling, general and administrative expenses when the revenue is recognized. Sales taxes collected from customers are excluded from net sales, which are remitted subsequently to government authorities.

Sales Rebates, Returns and Allowances

Sales rebates relate to price concessions within the retail network in order to maintain the margin requirements for our retail partners. Sales returns are recorded when the customer makes a return of a purchased product or when the customer agrees to keep a purchased product in return for a reduction in the selling price. The allowance for sales returns is established based on historical return rates and the Company’s analysis of macroeconomic conditions. These amounts are included in net sales at the time of the sale on the consolidated statements of operations and comprehensive income (loss).

Total sales returns and allowances were $19.3 million and $14.7 million for the years ended December 31, 2024 and 2023, respectively. Total sales rebates were $6.3 million and $5.8 million for the years ended December 31, 2024 and 2023, respectively.

Deferred Revenue

Deferred revenue liabilities are recorded when the customer pays consideration, or the Company has a right to an amount of consideration that is unconditional before the transfer of a good to the customer and thus represents the Company’s obligation to transfer the good to the customer at a future date. The Company’s primary deferred revenue liabilities are from its direct-to-consumer channel and represent payments received in advance from customers before the shipment of products.

Cost of Goods Sold

Cost of goods sold includes the purchase cost of our products from our third-party manufacturers, inbound freight and duties, costs related to manufacturing of certain of our products, product quality testing and inspection costs. Cost of goods sold also includes depreciation on molds and equipment that we own, allocated overhead and direct and indirect labor for production facility personnel.

Shipping and Handling Costs

Costs associated with the shipping and handling of customer sales are expensed when the product ships to the customer. These costs are included in selling, general, & administrative expenses on the consolidated statements of operations and comprehensive income (loss).

Marketing Expense

Marketing expense is deferred until the underlying advertisement is shown and recognized in the period of the related program, if within an annual reporting cycle. These costs are included in selling, general, & administrative expenses on the consolidated statements of operations and comprehensive income (loss).

Advertising expense was $96.0 million and $96.9 million for the years ended December 31, 2024 and 2023, respectively.

Research and Development Expense

Research and development costs consist of costs related to new product development, prototyping and testing. These costs are expensed as incurred and included in selling, general, & administrative expenses on the consolidated statements of operations and comprehensive income (loss).

Research and development expense was $1.7 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively.

Restructuring, Contract Termination and Impairment Charges

Restructuring, contract termination and impairment charges are primarily comprised of severance and employee-related benefits, contract termination fees and impairment charges. We recognize employee severance costs as a liability at estimated fair value, at the time of communication to affected employees, unless future service is required, in which case the costs are recognized ratably over the future service period. Contract termination fees include costs incurred to terminate a contract and the impacts to related assets or liabilities associated with these contracts. Asset impairment charges include impairments of long-lived assets, including intangible assets, and goodwill. Restructuring, contract termination and asset impairment activities are recognized when they are incurred and included in restructuring, contract termination and impairment charges on the consolidated statements of operations and comprehensive income (loss).

Other Operating Expenses

Other operating expenses consist of costs incurred for the secondary offering completed in May 2023, acquisition-related expenses, business optimization and expansion expenses and management transition costs.

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

Warranty

The Company warrants its products against manufacturing defects and will replace all products sold by an authorized retailer that are deemed defective within a contractual time period, dependent upon the product and brand. The Company does not warranty its products against normal wear or misuse. These costs are included in cost of goods sold on the consolidated statements of operations and comprehensive income (loss).

Warranty expense was $0.4 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively.

Net Income (Loss) Per Class A Common Stock

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU amended the existing segment reporting requirements by requiring disclosure of the significant segment expenses based on how management internally views segment information and by allowing the disclosure of more than one measure of segment profit or loss, as well as by expanding the interim period segment requirements. The ASU also requires single-reportable segment entities to report the disclosures required under Topic 280. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this ASU for the period ended December 31, 2024 and the amendments have been applied retrospectively to all prior periods presented in the financial statements consistent with the standard. Refer to our segments disclosure in Note 22, Segments for more information.

Recently Issued Accounting Pronouncements - Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, that requires presentation of specific categories of reconciling items, as well as reconciling items that meet a quantitative threshold, in the reconciliation between the income tax provision and the income tax provision using statutory tax rates. The ASU also requires disclosure of income taxes paid disaggregated by jurisdiction with separate disclosure of income taxes paid to individual jurisdictions that meet a quantitative threshold. The amendments in this accounting standard are effective for fiscal years beginning after December 15, 2024, on a prospective basis. Early adoption and retrospective application are permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements, but will require certain additional disclosures. We do not expect to early adopt at this time.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), that requires the disclosure of certain amounts included in certain expense captions on the face of the income statement. The FASB subsequently issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) to clarify the effective date of ASU 2024-03. The guidance is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements, but will require certain additional disclosures. We do not expect to early adopt at this time.

NOTE 3 - Restructuring, Contract Termination and Impairment Charges

In 2024, the Company underwent a significant change in management and personnel across the organization. The new management team engaged in a detailed review of the business and its brand level components, both internally and through the engagement of external strategic partners. As a result of this review, management executed the following activities:

•termination of underperforming marketing agreements with marketing barter partners that no longer aligned with the Company’s current marketing strategy;
•identification of various asset impairment charges related to the discontinuation of IcyBreeze, stemming from underperformance and management’s determination to revise product design; and
•reorganization of the Oru and ISLE reporting units to eliminate costs and capitalize on potential synergies, through restructuring under a revised management structure, which resulted in severance and other changes totaling $0.6 million.

As a result of these activities, the Company recognized significant charges for restructuring and contract terminations, in addition to asset impairment charges related to IcyBreeze. The key initiatives undertaken by management, as described below, were completed as of December 31, 2024.

Underperforming Marketing Agreements

During 2024, the Company terminated a certain underperforming marketing agreement with a marketing barter partner that it believed did not align to its target customers or business. The terminated contract releases the Company from purchase commitments for advertising services of an aggregate amount of $97.5 million, with $30.0 million due in 2024 and $67.5 million thereafter. The Company recognized an aggregate expense of $21.6 million related to the write-down of certain receivables of $5.4 million, impairment of trade credits of $7.2 million that were recorded in prepaid expenses and other current assets and a payment of $9.0 million to settle the contract.

Charges Related to the IcyBreeze Reporting Unit

During the third quarter of 2024, management performed a strategic review of the IcyBreeze reporting unit, given legacy products driving underperformance of the business. As of December 31, 2024, operations had ceased, with sell through of remaining legacy products being complete and the employees of IcyBreeze being repurposed within other areas of the Company. Accordingly, we performed quantitative impairment tests for long-lived assets and goodwill, as discussed in Note 9, Intangible Assets, net and Note 10, Goodwill. Management also evaluated other IcyBreeze assets and liabilities and recorded certain reserves, where required.

During 2024, the Company recognized $19.9 million and $13.3 million of impairment charges as they relate to the goodwill and intangible assets of the reporting unit, respectively. Furthermore, we recorded impairments of $2.9 million for land, buildings and equipment and $0.3 million related to certain marketing contract terminations and $18.3 million of inventory reserves related to the write-down and disposition of inventory (see Note 6, Inventory). These charges were recorded within Restructuring, contract termination and impairment charges, other than the inventory related charges that were recorded to Cost of goods sold. The aggregate loss recognized for charges related to the IcyBreeze reporting unit was $54.6 million for 2024.

The components of the restructuring, contract termination and impairment charges, inclusive of the $76.0 million of goodwill impairment within our Solo Stove reporting unit and $0.6 million of long-lived asset impairment are as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Restructuring charges	580	—
Impairment charges[1]	120,168	248,967
Contract termination	15,351	—
Total restructuring, contract termination and impairment charges	136,099	248,967
1See Note 9, Intangible Assets, net, Note 10, Goodwill and Note 14, Leases for additional information on the recognized impairment charges as of December 31, 2024 and 2023.

No significant initiatives were undertaken or related amounts recorded in the fourth quarter of 2024.

NOTE 4 – Revenue

The following table disaggregates our net sales by channel (in thousands):

	Year Ended December 31,
	2024	2023
Net sales by channel
Direct-to-consumer	$319,064	$358,052
Retail	135,486	136,724
Total net sales	$454,550	$494,776

NOTE 5 – Acquisitions

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

Subsequent to the acquisition date, the contingent consideration recorded as part of the acquisition was remeasured as of December 31, 2024. See Note 18, Fair Value Measurements for information related to the activity and remeasurement of contingent consideration.

Transaction related expenses incurred to date as a result of the acquisition of TerraFlame amounted to $0.5 million and are recorded in other operating expenses within the consolidated statements of operations and comprehensive income (loss).

Net sales of TerraFlame included in the Company’s consolidated statements of operations and comprehensive income (loss) since the acquisition date for the years ended December 31, 2024 and 2023 were $5.8 million and $4.5 million, respectively. TerraFlame had a net loss of $3.2 million for the year ended December 31, 2024 and net income of $1.7 million for the year ended December 31, 2023.

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

See Note 18, Fair Value Measurements for information related to the activity and remeasurement of contingent consideration.

Transaction related expenses incurred to date as a result of the acquisition of IcyBreeze amounted to $0.4 million and are recorded in other operating expenses within the consolidated statements of operations and comprehensive income (loss).

Net sales of IcyBreeze included in the Company’s consolidated statements of operations and comprehensive income (loss) since the acquisition date for the years ended December 31, 2024 and 2023 were $14.8 million and $7.6 million, respectively, and net losses for the same periods were $61.7 million and $2.8 million, respectively. For information on the restructuring activities related to IcyBreeze undertaken in the third and fourth quarters of 2024, see Note 3, Restructuring, Contract Termination and Impairment Charges.

NOTE 6 – Inventory

Inventory consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Finished products on hand	$80,098	$83,755
Finished products in transit	21,756	21,488
Raw materials	6,721	6,370
Inventory	$108,575	$111,613

Inventory obsolescence expense is recorded to cost of goods sold on the consolidated statements of operations and comprehensive income (loss) and was $18.0 million and $2.0 million for the years ended December 31, 2024 and 2023, respectively. The increase in inventory obsolescence in 2024 was related to the $18.3 million write down of inventory associated with the wind-down of the operations of IcyBreeze as noted in Note 3, Restructuring, Contract Termination and Impairment Charges.

NOTE 7 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Non-trade receivables(1)	$2,953	$8,128
Insurance	2,556	1,996
Inventory(2)	2,066	4,961
Tax receivable	2,026	2,619
Prepaid software	1,016	642
Other	1,606	3,547
Prepaid expenses and other current assets	$12,223	$21,893
(1) Non-trade receivables decreased as of December 31, 2024, as a result of the write-down of the receivable from a former marketing barter partner as part of the contract termination, described in detail in Note 3, Restructuring, Contract Termination and Impairment Charges.
(2) Inventory prepaid deposits decreased as of December 31, 2024, as a result of fewer inventory orders not yet shipped in the 2024 period as a result of replenishment timing.

NOTE 8 – Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Machinery	$14,145	$14,371
Leasehold improvements	11,058	9,596
Buildings	4,238	5,345
Furniture and fixtures	5,259	1,548
Website development	1,804	1,500
Computer and other equipment	1,809	1,354
Land	1,090	1,090
Construction in progress	335	836
Property and equipment, gross	39,738	35,640
Accumulated depreciation and amortization	(15,543)	(9,481)
Property and equipment, net	$24,195	$26,159

Depreciation expense was $5.2 million and $4.1 million for the years ended December 31, 2024 and 2023, respectively.

Depreciation related to the tooling used to manufacture fire pits is included within cost of goods sold on the consolidated statements of operations and comprehensive income (loss). Depreciation for the tooling was $0.9 million and $0.8 million for the years ended December 31, 2024 and 2023, respectively.

The Company capitalized $0.3 million and $0.6 million in website development costs during the years ended December 31, 2024 and 2023, respectively. Capitalized website development costs are included in property and equipment, net on the consolidated balance sheets. Amortization of website development costs was $0.5 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively, and included in depreciation and amortization expenses on the consolidated statements of operations and comprehensive income (loss).

During the year ended December 31, 2024, the Company recognized impairment of property and equipment in the amount of $2.9 million. See Note 3, Restructuring, Contract Termination and Impairment Charges for more information on the impairment.

NOTE 9 – Intangible Assets, net

Intangible assets, net consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Gross carrying value
Brand	$205,614	$205,614
Trademarks	26,714	26,714
Customer relationships	31,128	31,128
Patents	14,211	12,761
Intangible assets, gross	277,667	276,217

Accumulated amortization and impairments
Brand(1)	(62,783)	(42,608)
Trademarks(2)	(5,956)	(4,171)
Customer relationships(3)	(9,839)	(7,084)
Patents(4)	(9,388)	(1,344)
Accumulated amortization and impairments, gross	(87,966)	(55,207)
Intangible assets, net	$189,701	$221,010
(1) For the year ended December 31, 2024, the Company recorded a brand noncash impairment charge of $6.5 million.
(2) For the year ended December 31, 2023, the Company recorded an aggregate trademark noncash impairment charge of $2.7 million.
(3) For the year ended December 31, 2023, the Company recorded a customer relationships noncash impairment charge of $0.4 million.
(4) For the year ended December 31, 2024, the Company recorded a patents noncash impairment charge of $6.8 million.

2024 Impairment Testing

In the third quarter of 2024, the Company observed the following triggering events for the Company’s held and used long-lived asset groups:

•A sustained decline in the share price of the Company’s Class A common stock as of September 30, 2024; and
•Underperformance of the IcyBreeze reporting unit for the third quarter and year to date period ended September 30, 2024;

As a result of the identified triggering events, the Company performed a recoverability test for the identified long-lived asset groups, and the results of the test indicated that the carrying amounts for the long-lived asset group of IcyBreeze were not expected to be recovered. The Company estimated the fair value of the asset group, which included the use of level 3 inputs, of IcyBreeze and wrote down the intangible assets to their estimated fair value, resulting in nominal value assigned to the existing intangible asset(s). See Note 3, Restructuring, Contract Termination and Impairment Charges for impairment considerations as they relate to the property and equipment, net of IcyBreeze.

The Company recorded an aggregate $13.3 million impairment charge to the intangible assets of IcyBreeze as of December 31, 2024. As a result of this impairment charge, the Company also reassessed the useful life of the intangible assets of IcyBreeze. As of December 31, 2024, $0.9 million of value continued to be attributable to the patent intangible asset of IcyBreeze, for which the Company expects to continue to obtain value over its remaining useful life. As such, the remaining useful life of the patent intangible asset was not revised. The impact of the impairment does not have a material impact to amortization expense in any future year.

In the fourth quarter of 2024, the Company observed the following triggering events for the Company’s held and used long-lived asset groups:

•A sustained decline in the share price of the Company’s Class A common stock as of December 31, 2024; and
•A significant decline in performance of the Solo Stove reporting unit in comparison to previous forecasts for the fourth quarter of 2024;

As a result of the identified triggering events, the Company performed a recoverability test for the identified long-lived asset group, and the results of the test indicated that the carrying amounts for the long-lived asset group of Solo Stove were expected to be recoverable.

2023 Impairment Testing

During the year ended December 31, 2023, the Company recorded aggregate intangible asset impairment charges of $13.4 million and $0.8 million for the Oru and ISLE asset groups, respectively. These impairment charges primarily resulted from the decline in projected future cash flows, indicating that the carrying values as of December 31, 2023 were in excess of the fair values for each respective reporting unit.

Amortization Expense

Amortization expense was $19.4 million and $22.0 million for the years ended December 31, 2024 and 2023, respectively. Amortization expense is recorded to depreciation and amortization expenses on the consolidated statements of operations and comprehensive income (loss).

Estimated amortization expense for the next five years is as follows (in thousands):

Years ending December 31,	Amount
2025	$18,628
2026	18,573
2027	18,573
2028	18,573
2029	18,573
Thereafter	96,781
Total future amortization expense	$189,701

NOTE 10 – Goodwill

The carrying value of goodwill was as follows:

	Solo Stove	Chubbies	All Other	Consolidated
Balance, December 31, 2022	$289,095	$73,119	$20,444	$382,658
Acquisitions	1,909	—	19,852	21,761
Impairment losses	(214,327)	—	(20,444)	(234,771)
Balance, December 31, 2023	76,677	73,119	19,852	169,648
Other	(678)	—	—	(678)
Impairment losses	(75,999)	—	(19,852)	(95,851)
Balance, December 31, 2024	$—	$73,119	$—	$73,119

Impairment Testing

Goodwill is tested at the reporting unit level, which is deemed to be the operating segment, as discreet financial information is not available below the operating segment level. As of the annual impairment testing date, October 1, 2024, the Solo Stove and Chubbies reporting units were the only reporting units with remaining goodwill balances.

Annually, we perform a quantitative test on all reporting units with goodwill balances as of our annual assessment date of October 1. For the quantitative goodwill impairment analyses performed as of the respective periods noted below, the Company estimated the fair value of the reporting units using a weighting of fair values derived from the income and market approaches, which include level 3 inputs, where comparable market data was available. Under the income approach, the Company determined the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections were based on management’s estimates of revenue growth rates, operating margins, EBITDA margins, consideration of industry and market conditions, terminal growth rates and management’s estimates of working capital requirements. The discount rate for each reporting unit was based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of each reporting unit and its estimated cash flows. Under the market approach, the Company utilized a combination of methods, including estimates of fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit.

The goodwill balance includes $358.5 million and $262.7 million of accumulated impairment charges for the years ended December 31, 2024 and 2023, respectively. Impairment charges are recorded to restructuring, contract termination and impairment charges on the consolidated statements of operations and comprehensive income (loss).

2024 Impairment Testing

In the third quarter of 2024, the Company identified goodwill impairment indicators indicating the fair value of one or more of our reporting units more likely than not did not exceed their carrying values. As a result of the goodwill impairment indicators noted above in Note 9, Intangible Assets, net, the Company determined it appropriate to perform an interim quantitative goodwill impairment test for all of its reporting units as of September 30, 2024.

As a result of the quantitative goodwill impairment test performed as of September 30, 2024, the Company determined that the carrying amounts of the IcyBreeze and Solo Stove reporting units exceeded their respective fair values and goodwill impairment charges of $19.9 million and $25.0 million, respectively, were recognized. The Chubbies reporting unit was determined to have a fair value exceeding its book value by more than 5%.

The Company completed its annual goodwill impairment test as of October 1, 2024. Due to the relative proximity of the quantitative test performed as of September 30, 2024, the Company qualitatively assessed whether it is more likely than not that the fair values of its reporting units were less than their carrying values. This assessment was made based on relevant information, including applicable facts and circumstances, known as of the goodwill impairment assessment date. Based on the results of this qualitative analysis, the Company does not believe that it is more likely than not that the carrying values of its reporting units exceed their fair values as of the test date of October 1, 2024.

In the fourth quarter of 2024, the Company identified goodwill impairment indicators indicating the fair value of one or more of our reporting units more likely than not did not exceed their carrying values. As a result of the goodwill impairment indicators noted above in Note 9, Intangible Assets, net, the Company determined it appropriate to perform an interim quantitative goodwill impairment test for its Solo Stove reporting unit as of December 31, 2024.

As a result of the quantitative goodwill impairment test performed as of December 31, 2024, the Company determined that the carrying amount of the Solo Stove reporting unit exceeded its fair value and a goodwill impairment charge of $51.0 million was recognized, fully impairing the remaining goodwill of the reporting unit.

2023 Impairment Testing

During the year ended December 31, 2023, the Company recorded aggregate goodwill impairment charges of $214.3 million, $18.8 million and $1.7 million for the Solo Stove, Oru and ISLE reporting units, respectively. These impairment charges primarily resulted from the decline in projected future cash flows, indicating that the carrying values as of December 31, 2023 were in excess of the fair values for each respective reporting unit. The remaining reporting units were determined to have fair values exceeding their book values by more than 10%.

NOTE 11 – Accrued Expenses and Other Current Liabilities

Significant accrued expenses and other current liabilities were as follows (in thousands):

	December 31, 2024	December 31, 2023
Inventory	$14,812	$14,780
Leases	9,370	7,575
Allowance for sales returns	4,264	3,316
Non-income taxes	3,602	5,374
Allowance for sales rebates	3,434	3,074
Payroll(1)	1,834	6,451
Shipping costs(2)	1,183	3,747
Marketing(3)	42	5,936
Income taxes(4)	56	2,782
Other	3,064	2,120
Accrued expenses and other current liabilities	$41,661	$55,155
(1) Accrued payroll declined to $1.8 million as of December 31, 2024, as a result of the payment in the first quarter of the bonus accrued as of December 31, 2023, with no bonus accrual as of December 31, 2024.
(2) Accrued shipping costs declined to $1.2 million as of December 31, 2024, the result of lower shipping activity within the fourth quarter of 2024.
(3) Accrued marketing declined to a nominal amount as of December 31, 2024, as a result of a payment to a former marketing barter partner in the first quarter of 2024.
(4) Accrued income taxes were substantially alleviated as of December 31, 2024, as a result of the decline in the pre-tax book income for 2024.

NOTE 12 – Long-Term Debt

Long-term debt consisted of the following (dollars in thousands):

	Weighted-Average Interest Rate at December 31, 2024	December 31, 2024	December 31, 2023
Term loan	7.08%	$83,000	$91,250
Revolving credit facility	7.03%	69,000	60,000
Unamortized debt issuance costs		(1,315)	(2,007)
Total debt, net of debt issuance costs		150,685	149,243
Less current portion of long-term debt		8,625	6,250
Long-term debt, net		$142,060	$142,993

Long-term debt, net approximates fair value based on the variable nature of interest at market rates and is valued using Level 2 inputs within the fair value hierarchy, as defined in Note 2, Significant Accounting Policies, in this Annual Report. See Note 18, Fair Value Measurements of this Annual Report for more information regarding the fair value considerations for long-term debt, net.

Interest expense related to long-term debt was $14.0 million and $11.0 million for the years ended December 31, 2024 and 2023, respectively.

Revolving Credit Facility and Term Loan

On May 12, 2021, the Company entered into a credit agreement with a bank (the “Revolving Credit Facility”). On June 2, 2021, September 1, 2021 and May 22, 2023, the Company entered into amendments to the Revolving Credit Facility, which resulted in an increase in the maximum amount available under the Revolving Credit Facility to $350 million. Under the terms of the Revolving Credit Facility, the Company has access to certain swing line loans and up to $20.0 million in letters of credit, with $1.4 million of letters of credit issued and outstanding as of December 31, 2024. The Revolving Credit Facility matures on May 12, 2026 and bears interest at a variable rate equal to either the base rate (as defined in the credit agreement) or SOFR plus an applicable margin. Interest is due, at a minimum, on a quarterly basis, with principal in respect of Revolving Credit Facility, not due until maturity. During the year ended December 31, 2024 the Company made draws of $80.0 million and payments of $71.0 million under the Revolving Credit Facility. Availability for future draws on the Revolving Credit Facility was $279.6 million and $289.4 million as of December 31, 2024 and 2023, respectively.

In addition to the above, the amendment on September 1, 2021 included a provision for the Company to borrow up to $100.0 million under a term loan (the “Term Loan”). The proceeds from the Term Loan were used to fund the Chubbies acquisition (see Note 5 for information on the acquisition). The Term Loan matures on May 12, 2026 and bears interest at a variable rate equal to either the base rate (as defined in the credit agreement) or SOFR plus an applicable margin. The Company was required to make quarterly principal payments on the Term Loan beginning on December 31, 2021. The Company was in compliance with all covenants under the credit agreement as of December 31, 2024.

As of December 31, 2024, the future maturities of principal amounts of our total debt obligations, excluding lease obligations (see Note 14 for future maturities of lease obligations), for the next five years and in total, consists of the following (in thousands):

Years Ending December 31,	Amount
2025	$8,625
2026(1)	143,375
Total	$152,000
(1) The debt matures in 2026, and, as a result, there are no required payments in 2027 or thereafter.

NOTE 13 – Other Non-Current Liabilities

Significant other non-current liabilities were as follows (in thousands):

	December 31, 2024	December 31, 2023
Contingent consideration	$7,232	$5,794
Accrued advertising(1)	—	5,420
Long-term non-income taxes	1,130	1,309
Finance lease liability	694	1,011
Other non-current liabilities	$9,056	$13,534
(1) Accrued advertising was completely alleviated as of December 31, 2024, as a result of the previously non-current payable to a former marketing barter partner becoming current as of December 31, 2024 and being reclassified to accounts payable on the consolidated balance sheets.

NOTE 14 – Leases

The following tables present the components of the leased assets and lease liabilities and their classification in the Company's consolidated balance sheets (in thousands):

	Classification in Consolidated Balance Sheets	December 31, 2024	December 31, 2023
Non-current operating lease assets
Operating leases	Operating lease right-of-use assets	$27,683	$30,788
Total right-of-use assets, net		$27,683	$30,788

Current operating lease liabilities
Operating leases	Accrued expenses and other current liabilities	$8,898	$7,276
Long-term lease liabilities
Operating leases	Operating lease liabilities	22,079	24,648
Total operating lease liabilities		$30,977	$31,924

	Classification in Consolidated Balance Sheets	December 31, 2024	December 31, 2023
Non-current finance lease assets
Finance leases	Other non-current assets	1,313	1,689
Total other non-current assets		$1,313	$1,689

Current finance lease liabilities
Finance leases	Accrued expenses and other current liabilities	472	299
Long-term finance lease liabilities
Finance leases	Other non-current liabilities	694	1,011
Total lease liabilities		$1,166	$1,310

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Operating lease right-of-use expense	$9,345	$8,373
Finance lease expense:
Amortization of assets	376	126
Interest on lease liabilities	75	36
Total finance lease expense	451	162
Variable and short-term lease expense	2,742	2,412
Sublease income	(952)	(927)
Total lease expense	$11,585	$10,021

The weighted average remaining lease term and discount rate are presented in the following table:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term (years)
Operating leases	4.40	4.26
Finance leases	3.47	4.43
Weighted average discount rate
Operating leases	3.78%	3.08%
Finance leases	6.15%	6.15%

Cash flow and other information related to leases is included in the following table (in thousands):

	Year Ended December 31,
	2024	2023
Cash outflows for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$9,450	$8,322
Financing cash outflows from finance leases	144	379
Lease right of use assets obtained in exchange for lease obligations
Finance leases	—	1,815
Operating leases	6,890	3,316
ROU asset re-measurement	(1,352)	—

Future maturities of lease liabilities at December 31, 2024 are presented in the following table (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
2025	$9,812	$576
2026	8,444	379
2027	6,483	379
2028	4,395	—
2029	1,768	—
Thereafter	3,386	—
Total lease payments	34,288	1,334
Less: imputed interest	3,311	168
Present value of lease liabilities	$30,977	$1,166

As of December 31, 2024, the Company had entered into a lease agreement for an additional retail store front with an estimated aggregate ROU asset of $0.6 million, which has not yet commenced. This lease is expected to commence in 2025 with a lease term of 10 years.

NOTE 15 – Equity-Based Compensation

Summary of Equity-Based Compensation Expense

The table below summarizes equity-based compensation expense recognized by award type (in thousands):

	Year Ended December 31,
	2024	2023
Common units	$183	$10,577
Restricted stock units	3,664	4,111
Executive performance stock units	1,769	—
Special performance stock units	223	—
Performance stock units	—	(529)
Stock options	248	558
Restricted stock units issued to non-employees or directors	667	333
	6,754	15,050
Employee stock purchase plan	48	68
Total equity-based compensation	$6,802	$15,118

The following table summarizes the Company’s total unrecognized equity-based compensation as of December 31, 2024 (in thousands):

Unrecognized Equity-Based Compensation
Restricted stock units	9,351
Executive performance stock units	1,689
Special performance stock units	729
Stock options	175
Total unrecognized equity-based compensation	$11,944

Excess tax benefits (detriments) related to equity-based compensation were $(1.2) million and $(0.5) million for the years ended December 31, 2024 and 2023.

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

Determining the fair value of awards requires judgment. The Monte Carlo simulation and Black-Scholes models were used to estimate the fair value of awards that have service, performance and/or market vesting conditions. The assumptions used in these models require the input of subjective assumptions, which for the incentive units were as follows:

2020
Expected term (years)	4.0
Expected stock price volatility	36.0%
Risk-free interest rate	0.3%
Expected dividend yield	—
DLOM estimate	16.0%
Weighted average fair value at grant date	$0.25

A summary of the common units is as follows for the periods indicated:

	Outstanding Common Units (in thousands)	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested, December 31, 2022	1,193	$13.12	1.16	$15,655
Granted	—	—		—
Forfeited/canceled	(73)	10.06		(736)
Vested	(890)	14.39		(12,804)
Unvested, December 31, 2023	230	$9.19	1.03	$2,115
Granted	—	—		—
Forfeited/canceled	(186)	9.00		(1,670)
Vested	(44)	10.22		(445)
Unvested, December 31, 2024	—	$—	0.00	$—

Exercisable, December 31, 2024(1)	—	$—		$—
(1) Note there were performance and service-based units that vested by December 31, 2024. However, none of them are exercisable due to the Stockholders Agreement, as described above.

The total fair value of incentive units vested and converted into shares during 2024 and 2023 was $0.4 million and $12.8 million, respectively.

Incentive Award Plan

In October 2021, the Board adopted, and the stockholders of the Company approved, the 2021 Incentive Award Plan (“Incentive Award Plan”), which became effective on October 28, 2021. Upon the Incentive Award Plan becoming effective, there were 10,789,561 shares of Class A common stock authorized under the Incentive Award Plan. The shares of Class A common stock authorized under the Incentive Award Plan will increase annually, beginning on January 1, 2023 and continuing through 2031, by the lesser of (i) 5% of the then outstanding common stock, or (ii) a smaller amount as agreed by the Board. As of December 31, 2024, 15,580,013 shares of Class A common stock were authorized under the Incentive Award plan.

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) under the Incentive Award Plan. The RSUs are unfunded, unsecured rights to receive, on the applicable settlement date, shares of our Class A common stock or an amount in cash or other consideration determined by the plan administrator to be of equal value as of such settlement date. RSUs are issued to eligible employees under the Incentive Award Plan, subject to the employee’s continued employment with the Company through the applicable vesting date. The RSUs generally vest between three and four years. Expense related to RSUs granted to non-employee directors is recognized on a straight-line basis over the vesting period, with newly appointed non-employee directors grants and grants to continuing non-employee directors vesting over a one-year period, while historically newly appointed non-employee directors grants vested over a three-year period.

The following table summarizes the activity related to the Company’s restricted stock units:

	Restricted Stock Units Outstanding
	Number of Awards (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2022	1,784	$6.05
Granted	595	4.73
Vested and converted to shares	(539)	8.09
Forfeited/canceled	(477)	6.53
Outstanding, December 31, 2023	1,363	$4.50
Granted	3,017	2.02
Vested and converted to shares	(677)	6.01
Forfeited/canceled	(721)	4.81
Outstanding, December 31, 2024	2,982	$1.57

The total weighted average grant date fair value of RSUs vested and converted into shares during 2024 and 2023 was $4.1 million and $4.4 million, respectively.

Executive Performance Stock Units

In January 2024, the Company granted Executive Performance Stock Units (“EPSUs”) to the Chief Executive Officer (“CEO”) under the Incentive Award Plan. The EPSUs are unfunded, unsecured rights to receive, if the Company achieves certain stock price targets (measured as a volume-weighted stock price over 100 consecutive trading days) at any time until the three and half year anniversary of the grant date and the grantee remains an employee of the Company, shares of our Class A common stock or an amount in cash of equal fair market value of a share on the day immediately preceding the settlement date. As the EPSUs contain a market condition, the Company will recognize the full amount of compensation expense regardless of if the stock price targets are achieved, but only as long as the grantee remains an employee of the Company.

In connection with the grant of SPSUs in April 2024, the Company modified the EPSUs previously granted to increase the number of awards granted, lower the stock price targets and change the number of days used for the volume-weighted stock price measure to 30 consecutive trading days.

The EPSUs are divided into four tranches. The fair value of the EPSUs granted in the year ended December 31, 2024 was derived using a Monte Carlo simulation. It was determined that mid-points between $1.99 to $2.17 for the pre-modification awards and $2.23 to $2.66 post-modification were the most reasonable estimate of grant date fair value for each of the four tranches. The grant date fair values of the EPSUs are a non-recurring measurement and are considered a level 3 estimate. See Note 2 - Significant Accounting Policies for additional information about the fair value framework and the levels within. Additionally, due to the full vesting of the awards upon achievement of the stock price target and continued employment, or within 180 days of termination without cause or Good Reason (as defined in the employment agreement previously filed as referenced in Exhibit 10.26), the period over which compensation expense will be recognized was derived through the same Monte Carlo simulations.

The table below contains the derived service periods over which compensation expense will be recognized for each of the four tranches of EPSUs:

EPSUs’ Vesting Tranche	Pre-Modification Derived Service Period	Post-Modification Derived Service Period
First Vesting Tranche	1.37 years	1.16 years
Second Vesting Tranche	1.43 years	1.48 years
Third Vesting Tranche	1.48 years	1.70 years
Fourth Vesting Tranche	1.58 years	1.79 years

The following table summarizes the activity related to the Company’s executive performance stock units:

	Executive Performance Stock Units Outstanding
	Number of Awards (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2023	—	$—
Granted	1,468	2.36
Vested and converted to shares	—	—
Forfeited/canceled	—	—
Outstanding, December 31, 2024	1,468	$2.36

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

The SPSUs are divided into three tranches. The fair value of the SPSUs granted in the twelve months ended December 31, 2024 were derived using a Monte Carlo simulation. It was determined that mid-points between $1.07 to $1.43 were the most reasonable estimate of grant date fair value for each of the three tranches. The grant date fair values of the SPSUs are a non-recurring measurement and are considered a level 3 estimate. The SPSUs have a requisite service period of three years over which compensation expense will be recognized.

The following table summarizes the activity related to the Company’s special performance stock units:

	Special Performance Stock Units Outstanding
	Number of Awards (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2023	—	$—
Granted	1,001	1.23
Vested and converted to shares	—	—
Forfeited/canceled	(227)	1.24
Outstanding, December 31, 2024	774	$1.23

Performance Stock Units

In October 2022 and subsequent to, the Company has granted performance stock units (“PSUs”) under the Incentive Award Plan. The PSUs were unfunded, unsecured rights to receive, if the Company achieved an internally-derived performance target within a two year period after January 1, 2023 during a fiscal quarter, shares of our Class A common stock or an amount in cash of equal fair market value of a share on the day immediately preceding the settlement date. As of December 31, 2023, the Company assessed the likelihood of achieving the internally-derived performance target for the PSUs granted in October 2022 and determined that it was not probable to be achieved. As such, the equity-based compensation recognized from the grant date through the date of assessment, or December 31, 2023, was reversed. As of December 31, 2024, the remaining unvested PSUs as of December 31, 2023 were forfeit due to lack of achievement of the internally-derived performance target.

In limited circumstances, the Company has and will grant PSUs with differing targets and/or vesting periods than those noted above, at the discretion of the plan administrator.

The following table summarizes the activity related to the Company’s performance stock units:

	Performance Stock Units Outstanding
	Number of Awards (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2022	1,296	$3.86
Granted	131	5.37
Vested and converted to shares	(18)	5.49
Forfeited/canceled	(312)	3.88
Outstanding, December 31, 2023	1,097	$4.01
Granted	—	—
Vested and converted to shares	—	—
Forfeited/canceled	(1,097)	4.01
Outstanding, December 31, 2024	—	$—

No PSUs vested and converted into shares during 2024 or 2022. The total fair value of PSUs vested and converted into shares during 2023 was $0.1 million.

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

The following summary sets forth the stock option activity under the Incentive Award Plan:

	Number of Stock Options (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Unvested, December 31, 2022	687	$4.34	$8.29	4.98	$—
Granted	1	6.16	17.00
Forfeited or expired	(321)	3.96	6.70
Vested and convertible to shares	(159)	3.96	8.99
Unvested, December 31, 2023	208	$5.23	$10.21	4.80	$—
Granted	—	—	—
Forfeited or expired	(57)	4.40	17.00
Vested and convertible to shares	(67)	4.40	9.16
Unvested, December 31, 2024	84	$3.28	$6.35	2.14	$—

Exercisable, December 31, 2024	—	$—	$—	—	$—
(1) The aggregate intrinsic value is zero because the closing Class A common stock price at the end of the fiscal year is less than the weighted-average exercise price of the options.

The fair value of each option was estimated at the grant date using the Black-Scholes method with the following assumptions:

2022
Risk-free interest rate	2.7% - 3.1%
Expected term	10
Expected volatility	40.5% - 40.7%

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

As of December 31, 2024, 2,097,479 shares of Class A common stock were authorized for sale under the ESPP and awards with respect to 395,243 shares of Class A common stock have been issued under the ESPP.

NOTE 16 – Income Taxes

Provision for Income Taxes

Income (loss) before income taxes was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Domestic	$(189,672)	$(233,707)
Foreign	522	2,150
Total income (loss) before income taxes	$(189,150)	$(231,557)

The provision (benefit) for income taxes comprises (in thousands):

	Year Ended December 31,
	2024	2023
Current income tax expense:
Federal	$1,856	$8,834
State	309	1,684
Foreign	561	297
Total current income tax expense	$2,726	$10,815

Deferred income tax (benefit) expense:
Federal	(10,305)	(45,381)
State	(1,193)	(1,713)
Foreign	(186)	54
Total deferred income tax benefit	(11,684)	(47,040)
Total income tax (benefit) expense	$(8,958)	$(36,225)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income (loss) before the provision for income taxes. The sources and tax effects of the differences are as follows (dollars in thousands):

	Year Ended December 31,
	2024		2023
Income tax (benefit) provision at the federal statutory rate of 21%	$(39,725)	21.0%	$(48,627)	21.0%
State income tax expense, net of federal benefit	(2,326)	1.2%	(1,993)	0.9%
Income (loss) attributable to non-controlling interests	14,541	(7.7)%	15,672	(6.8)%
Undistributed earnings of subsidiaries	155	(0.1)%	1,228	(0.5)%
Equity-based compensation	364	(0.2)%	496	(0.2)%
Change in valuation allowance	17,434	(9.2)%	(7,323)	3.2%
Foreign tax rate differential	24	—%	104	—%
Impairment	—	—%	3,944	(1.7)%
Permanent differences, net	815	(0.4)%	(19)	—%
Other adjustments	(240)	0.1%	(1,195)	0.5%
Change in state tax reserves	—	—%	511	(0.2)%
Change in tax rates	—	—%	977	(0.4)%
Total income tax (benefit) expense	$(8,958)	4.7%	$(36,225)	15.6%

The Company’s effective income tax rates for the years ended December 31, 2024 and 2023 were 4.7% and 15.6%, respectively. The decrease in the amount of income tax benefit for the year ended December 31, 2024 when compared to the year ended December 31, 2023 was primarily driven by the book losses in the prior year due to the restructuring, contract termination and impairment charges (see Note 3, Restructuring, Contract Termination and Impairment Charges for more information) which exceeded those recognized in 2024, as well as by the increase in the Company’s valuation allowance, as compared to the prior year which included a net release of the Company’s valuation allowance.

Deferred Tax Assets and Liabilities

Significant components of the Company's net non-current deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2024	December 31, 2023
Deferred tax assets:
Investment in partnership	$12,806	$—
Net operating losses	3,629	546
Deferred interest	2,188	—
ROU liability	2,441	1,748
Other	2,031	1,664
Total deferred tax assets	23,095	3,958
Valuation allowance	(19,142)	(770)
Net deferred tax assets	$3,953	$3,188

Deferred tax liabilities:
Investment in partnership	—	(9,373)
Intangible assets	(7,833)	(8,895)
ROU asset	(2,045)	(1,672)
Property and equipment	(870)	(442)
Other	—	(125)
Total deferred tax liabilities	(10,748)	(20,507)
Net deferred tax liabilities	$(6,795)	$(17,319)

As of December 31, 2024, the Company has $3.0 million federal net operating losses ("NOLs") and has state NOLs of $0.6 million. The state NOLs will begin to expire in 2038, while the federal NOLs are indefinite lived. As of December 31, 2024, the Company has no foreign NOLs. The majority of the NOLs were generated from losses incurred in 2024, of which future realizability of these tax benefits will be subject to limitations on future taxable income and interest.

As described in Note 1, Organization and Description of Business, in connection with the IPO and Reorganization Transactions, the organizational structure was converted to an umbrella partnership C-Corporation with Solo Brands, Inc. having a controlling equity interest in Holdings. Due to goodwill and intangible impairments, the difference between the financial reporting basis and tax basis of this investment is a deferred tax asset of $55.4 million as of December 31, 2024.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the effect in available carryback and carryforward periods), projected taxable income, and tax-planning strategies in this assessment. In order to fully realize the deferred tax asset, the Company has considered the reversal of its deferred tax liabilities. Beginning in the quarter ended September 30, 2024, the Company concluded, based on the weight of all available positive and negative evidence, that all of the partnership deferred tax assets, on a more likely than not basis, will not be realized. As a result, a valuation allowance on the partnership deferred tax assets was established. As of December 31, 2024, there has been no change in the valuation allowance assessment related to Oru’s deferred tax assets, with a full valuation allowance remaining in place.

The changes in gross unrecognized tax positions are as follows (in thousands):

	2024	2023
Balance, beginning of year	$1,309	$—
Gross increases related to current year tax positions	—	511
Gross increases related to prior year tax positions	—	798
Balance, end of year	$1,309	$1,309

The Company recognizes interest and penalties, if any, related to unrecognized tax positions in income tax expense (benefit) on the consolidated statements of operations and comprehensive income (loss), which were nominal in any period presented.

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

During the year ended December 31, 2024, there were no redemptions of LLC Interests that would have resulted in an increase in the tax basis of the Company’s investment in Holdings subject to the provisions of the Tax Receivable Agreement. During the year ended December 31, 2024, inclusive of interest, no payments were made to the members of Holdings pursuant to the Tax Receivable Agreement. As of December 31, 2024, there were no payments due under the Tax Receivable Agreement.

NOTE 17 – Commitments and Contingencies

From time to time, the Company is involved in various legal proceedings that arise in the normal course of business. While the Company intends to prosecute and defend any lawsuit vigorously, the Company presently believes that the ultimate outcome of any currently pending legal proceeding will not have any material adverse effect on its financial position, cash flows, or results of operations. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, which could impact the Company’s business and the results of operations for the period in which the ruling occurs or future periods. Based on the information available, the Company evaluates the likelihood of potential outcomes. The Company records the appropriate liability when the amount is deemed probable and reasonably estimable. In addition, the Company does not accrue for estimated legal fees and other directly related costs as they are expensed as incurred. The consolidated balance sheets do not include a liability for any potential obligations as of December 31, 2024 and December 31, 2023.

NOTE 18 – Fair Value Measurements

The Company has established a fair value hierarchy which prioritizes the inputs to the valuation techniques used to measure fair value into three levels. These levels are determined based on the lowest level input that is significant to the fair value measurement. Levels within the hierarchy are defined within Note 2, Significant Accounting Policies.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements
December 31, 2024	Total Fair Value	Level 1	Level 2	Level 3
Financial liabilities:
Long-term debt, net	$142,060	$—	$142,060	$—
Contingent Consideration	7,232	—	—	7,232

		Fair Value Measurements
December 31, 2023	Total Fair Value	Level 1	Level 2	Level 3
Financial liabilities:
Long-term debt, net	$142,993	$—	$142,993	$—
Contingent consideration	5,794	—	—	5,794

There were no transfers between the valuation hierarchy Levels 1, 2 and 3 for years ended December 31, 2024 and 2023.

The table below reconciles beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	Contingent Consideration
Balance as of December 31, 2022	$—
Additions	22,639
Total change in fair value gain (loss) included in earnings	(1,573)
Payments	(15,272)
Balance as of December 31, 2023	5,794
Additions	3,000
Total change in fair value gain (loss) included in earnings	1,438
Payments	(3,000)
Balance as of December 31, 2024	$7,232

Contingent Consideration

The contingent consideration as of December 31, 2024 consists of an earnout and post-closing payment, resulting from acquisition activity in 2023 and rely on forecasted results through the expected earnout and post-closing payment periods. The fair value of the earnout is valued using a Monte Carlo simulation and the fair value of the post-closing payment is valued using a threshold and cap (capped call) structure. These contingent considerations represent stand-alone liabilities that are measured at fair value on a recurring basis each reporting date using inputs that are unobservable and significant to the overall fair value measurement and are considered a level 3 estimate. See Note 5, Acquisitions for additional information. The contingent consideration liabilities are recorded in accrued expenses and other current liabilities and other non-current liabilities on the consolidated balance sheets. Changes in fair value of contingent consideration are recorded in selling, general and administrative expenses.

On August 22, 2024, the Company and the selling parties of TerraFlame executed an amendment to the Equity Purchase Agreement, modifying specific terms related to the achievement of the contingent consideration thresholds, resulting in an increase in fair value and payment of $3.0 million of the 2023 Earnout, which was paid upon execution of the amendment and recorded in selling, general and administrative expenses. In addition, the post-closing payment terms were amended to provide additional earnout calculation dates to the previously defined post-closing payments. This amendment resulted in the revision of the fair value of the post-closing payment contingent consideration, using the same threshold and cap (capped call) structure as employed for the prior valuations, with the total change in fair value (gain) loss of $1.4 million included in the applicable financial statements as of December 31, 2024.

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, contingent consideration and bank indebtedness. The carrying amount of cash, accounts receivable, and accounts payable, approximates fair value due to the short-term maturity of these instruments.

NOTE 19 – Equity

Class A Common Stock

The Company has 468,767,205 shares of Class A common stock, par value $0.001 per share, authorized. Holders of Class A common stock are entitled to one vote per share on all matters presented to the stockholders in general. In the event of liquidation, dissolution or winding up, each holder of Class A common stock will be entitled to a pro rata distribution of any assets available for distribution to common stockholders.

During the year ended December 31, 2023, pursuant to the Stock Purchase Agreements, dated as of May 10, 2023 and July 12, 2023, by the Company and the selling stockholders party thereto, the Company repurchased 5,605,509 and 627,286 shares of its Class A common stock for $28.0 million and $3.1 million, respectively, which shares were subsequently retired in accordance with resolutions of the Board of Directors’, which is classified as a non-cash financing activity within the consolidated statements of cash flows.

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

Class A Units

Pursuant to the 2020 Agreement, Holdings has authorized 250,000,000 Class A units for issuance at a price of $1 per unit. For so long as any of the Class A units remain outstanding, the Class A units will rank senior to the Class B units discussed below. Holders of Class A units are entitled to one vote per share on all matters to be voted upon by the members. When and if distributions are declared by the Company’s Board, holders of Class A units are entitled to ratably receive distributions until the aggregate unreturned capital with respect to each holder’s Class A units has been reduced to zero. Upon dissolution, liquidation, distribution of assets, or other winding up, the holders of Class A units are entitled to receive ratably the assets available for distribution after payment of liabilities and before the holders of Class B units and incentive units (see Note 15).

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

NOTE 20 – Net Income (Loss) Per Class A Common Stock

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

The following table sets forth the calculation of the basic and diluted net income (loss) per share for the Company’s Class A common stock (in thousands, except per share data):

	Year Ended December 31,
	2024	2023
Net income (loss)	$(180,192)	$(195,332)
Less: Net income (loss) attributable to non-controlling interests	(66,836)	(83,985)
Net income (loss) attributable to Solo Brands, Inc.	$(113,356)	$(111,347)

Weighted average shares of Class A common stock outstanding - basic and diluted	58,388	60,501

Net income (loss) per share of Class A common stock outstanding - basic and diluted	$(1.94)	$(1.84)

During the years ended December 31, 2024 and 2023, 0.1 million and 0.2 million options, respectively, and 2.1 million and 0.8 million restricted stock units, respectively, were not included in the computation of diluted net income (loss) per share because their effect would have been anti-dilutive. The Company has determined that the performance stock units and the shares of Class B common stock will in all cases neither be dilutive nor anti-dilutive and has excluded them from the calculation of net income (loss) per Class A common stock for all periods presented.

The shares of Class B common stock and the granted PSUs are subject to a contingency that is not based on the Company’s share price or the price of the convertible instrument, as disclosed in Note 15, Equity-Based Compensation. As such, contingently convertible shares where conversion is not tied to a market price trigger or price of the convertible instrument are excluded from the calculation of diluted EPS until such time as the contingency has been resolved under the if-converted method. Additionally, the Company has issued EPSUs that contain a market condition and vest immediately upon satisfaction of said market condition. As a result of the immediate vesting feature, the EPSUs will in all cases be neither dilutive nor anti-dilutive. Similar to the EPSUs, the SPSUs contain a market condition. However, the SPSUs do not contain an immediate vesting feature, with vesting achieved over the requisite service period of three years. As such, the SPSUs, upon achievement of the market condition, will be considered for dilution or anti-dilution through the remainder of the vesting period. Until such time that the market condition is achieved, the SPSUs are considered neither dilutive nor anti-dilutive.

As of December 31, 2024, no shares of the EPSUs or SPSUs were considered dilutive or anti-dilutive.

NOTE 21 - Variable Interest Entities

As of December 31, 2024 and 2023, we consolidated one entity that is a VIE, that relates to a manufacturing entity for Oru, for which we are the primary beneficiary. Through a management agreement governing the entity, we manage the entity and handle all day-to-day operating decisions. Accordingly, we have the decision-making power over the activities that most significantly impact the economic performance of our VIE and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, manufacturing schedules, production processes, units of production and types of products. The Company is contractually obligated to provide financial support to the VIE.

Total assets of the VIE included on the consolidated balance sheet as of December 31, 2024 and 2023 were $2.2 million and $3.7 million, respectively. Total liabilities of the VIE included on the consolidated balance sheets as of December 31, 2024 and 2023 were $2.8 million and $3.9 million, respectively.

The VIE’s assets may only be used to settle the VIE’s obligations and may not be used for other consolidated entities. The VIE’s liabilities are non-recourse to the general credit of the Company’s other consolidated entities.

NOTE 22 - Segments

The Company conducts its worldwide operations through separate business segments, each of which represents major product lines. Operations are conducted in the U.S. and various foreign countries, primarily in Europe, Canada and Australia. Segment reporting is based upon the “management approach,” i.e., how we organize operating segments for which separate financial information is (1) available and (2) evaluated regularly by the CODM in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer.

The Company’s two reportable segments are as follows:

Segment	Key Brands	Description of Primary Products
Solo Stove	Solo Stove and TerraFlame	Indoor and outdoor firepits, stoves, and accessories
Chubbies	Chubbies	Premium casual apparel and activewear

Our remaining operating segments that did not meet the criteria necessary to be considered a reportable segment are aggregated into All Other.

Our CODM relies on internal management reporting that analyzes our segment's EBITDA, which he utilizes to evaluate performance and allocate resources. As segment assets are not reported to or used by the CODM to measure business performance or allocate resources, total segment assets are not presented below.

The following table presents the percentage of net sales attributable to the Company’s two reportable segments:

	Percentage of Net Sales
	Solo Stove	Chubbies
As of December 31, 2024	65.4%	24.8%
As of December 31, 2023	71.1%	20.5%

Within our Chubbies segment, a single customer contributed 19.8% and 20.3% of net sales for the years ended December 31, 2024 and 2023, respectively. Within our Solo Stove segment, no single customer contributed more than 10% of net sales for the years ended December 31, 2024 and 2023.

Our sales to foreign customers, mostly attributable to the Solo Stove segment, were $31.5 million and $29.7 million for the years ended December 31, 2024 and 2023, respectively. The following table presents the percentage of international net sales attributable to our two reportable segments:

	Percentage of International Net Sales
	Solo Stove	Chubbies
As of December 31, 2024	83.8%	2.5%
As of December 31, 2023	83.6%	3.3%

Net sales to no individual country outside the U.S. accounted for more than 5% of our net sales for the years ended December 31, 2024 and 2023.

	Year Ended December 31, 2024
(in thousands)	Solo Stove	Chubbies	All Other[1,2]	Consolidated
Net sales	$297,379	$112,713	$44,458	$454,550
Cost of goods sold	113,977	45,707	34,602	194,286
Gross profit	183,402	67,006	9,856	260,264

Marketing expense	67,682	14,569	13,787	96,038
Employee related compensation	12,642	13,833	3,760	30,235
Other segment operating expenses[3]	57,165	22,791	9,568	89,524
Segment EBITDA	45,913	15,813	(17,259)	44,467
Corporate and other non-segment operating expenses[4]				57,284
Restructuring, contract termination and impairment charges				136,099
Depreciation and amortization expenses				25,702
Interest expense, net				14,004
Other non-operating (income) expense				528
Income (loss) before income taxes				$(189,150)

Depreciation and amortization expenses	$18,927	$4,900	$1,875	$25,702

	Year Ended December 31, 2023
(in thousands)	Solo Stove	Chubbies	All Other[1]	Consolidated
Net sales	$351,583	$101,599	$41,594	$494,776
Cost of goods sold	135,544	40,004	17,076	192,624
Gross profit	216,039	61,595	24,518	302,152

Marketing expense	71,837	13,863	11,199	96,899
Employee related compensation	8,848	10,942	4,161	23,951
Other segment operating expenses[3]	55,710	23,234	7,564	86,508
Segment EBITDA	79,644	13,556	1,594	94,794
Corporate and other non-segment operating expenses[4]				47,084
Restructuring, contract termination and impairment charges				248,967
Depreciation and amortization expenses				26,593
Interest expense, net				11,004
Other non-operating (income) expense				(7,297)
Income (loss) before income taxes				$(231,557)

Depreciation and amortization expenses	$17,622	$4,419	$4,552	$26,593
1 Includes net sales of our operating segments that did not meet the requirements to be considered a reportable segment, which includes net sales of Oru, ISLE and IcyBreeze, as well as the consolidating elimination entries that are not specific to our reportable segments.
2 Cost of goods sold includes $18.3 million of inventory obsolescence that has been included for reconciliation purposes, but is not considered a component of Segment EBITDA for purposes of resource allocation by the CODM.
3 Includes expenses for shipping and fulfillment, along with other variable expenses incurred in the normal course of business.
4 Includes corporate general and administrative service expenses of $30.8 million and $32.3 million the years ended December 31, 2024 and 2023, respectively, with the remaining non-segment operating expenses being primarily fixed costs.

Net sales exclude all intercompany sales between our reportable segments and All Other, as well as related profits, which were not material for any of the years ended December 31, 2024 and 2023.

NOTE 23 - Related Parties

Related Parties

The Company occasionally enters into transactions with related parties in the normal course of business. One related party, which is wholly owned by an employee of Solo Brands and this employee’s immediate family, purchases merchandise from Solo Brands to sell in a certain geographical market, which is included in net sales on the consolidated statements of operations and comprehensive income (loss). There were no significant expenses associated with related parties for the years ended December 31, 2024 or 2023.

	Year Ended December 31,
(in thousands)	2024	2023
Net sales to related party	$1,200	$—

The accounts receivable associated with this related party is included in accounts receivable, net on the consolidated balance sheets. There were no significant liabilities due to related parties as of the years ended December 31, 2024 or 2023.

	Year Ended December 31,
(in thousands)	2024	2023
Accounts receivable due from related party	$1,074	$—

NOTE 24 - Subsequent Events

Subsequent to December 31, 2024, the Company identified the following significant events, which it has evaluated under the applicable guidance in ASC 855. Based on our evaluation, each of the following is considered as a non-recognized sub-event, as the conditions disclosed did not exist at the balance sheet date of December 31, 2024.

Subsequent to December 31, 2024, the Company drew an additional $277.3 million under its Revolving Credit Facility increasing its total indebtedness to $428.0 million as of March 12, 2025. We are evaluating strategies to refinance our existing debt. These strategies could include restructuring our debt, issuing new debt or entering into other financing arrangements. In addition, our plans are focused on improving our results and liquidity through a variety of operational improvements throughout 2025, including decreasing costs through a reduction in force and closures of select distribution centers. See the Going Concern section in Note 1, Organization and Description of Business for additional information regarding our conclusions that raised substantial doubt about our ability to operate as a going concern.

On February 18, 2025, the Board appointed John Larson, a member of the Company’s Board, as Interim President and CEO. Mr. Larson succeeds Chris Metz, who resigned as the Company’s President and CEO. With the resignation of Chris Metz, 1.5 million EPSUs and 0.2 million RSUs, with a fair value of $3.5 million and $0.5 million, respectively, were immediately forfeited. Mr. Larson will receive cash compensation in the amount of $60 thousand per month and a one-time equity award of 1.0 million RSUs that will be granted following the filing of this Annual Report on Form 10-K, and will vest upon the appointment of a permanent President and CEO, and only if on such date, Mr. Larson has continued to serve as Interim President and CEO.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment as of December 31, 2024 of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management concluded that as of December 31, 2024, the Company's internal control over financial reporting was ineffective due to the material weakness described below.

This Annual Report on Form 10-K does not include an attestation report of our independent registered accounting firm on management’s assessment regarding internal control over financial reporting due to the exemption from such requirements established by rules of the SEC for emerging growth companies.

Material weakness in internal control over financial reporting

A “material weakness” is a deficiency or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During the fourth quarter of 2024, a material weakness in our internal control over financial reporting was identified for the aggregation of control deficiencies over segregation of duties, information technology change management, and resource constraints in the Company’s accounting function to address changes in the business in the fourth quarter of 2024. In management’s view, individually, the potential impacts of these control deficiencies did not present a risk of material misstatement in the Company’s financial statements, however, when aggregated as of December 31, 2024, the potential for a material misstatement in the financial statements increased to a sufficient level to be deemed a material weakness.

To remediate these deficiencies, we are working to (i) identify key systems, processes and controls that require improved documentation, (ii) identify segregation of duties conflicts to remove inappropriate access to systems, (iii) develop policies and procedures to govern the areas of information technology change management, (iv) increase the training of accounting and finance staff in relevant areas, (v) distinguish areas with significant risks posed by resource constraints and augmentation of these areas with qualified and experienced external resources, and (vi) launch enterprise wide system implementation projects. While progress was made to remediate the material weakness, as of December 31, 2024, we were in the process of developing and implementing these enhanced processes and procedures and testing the operating effectiveness of these improved controls. We continue to devote significant time and attention to these efforts. In addition, the material weakness will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective.

Remediation of previously disclosed material weakness

During the fourth quarter of 2023, a material weakness in our internal control over financial reporting was identified related to the lack of timely execution of controls within the financial statement close process and the lack of sufficient qualified and experienced resources within the Company’s accounting function. As of December 31, 2023, we finalized the design and implementation of the controls to address the material weakness. During the quarter ended June 30, 2024, we completed our testing of the operating effectiveness of the relevant controls. Specifically, the Company took the following steps to remediate this material weakness and concluded that the material weakness was remediated as of June 30, 2024:

•hired experienced C-Suite personnel to fill vacated positions, including a Chief Accounting Officer and Chief Financial Officer with extensive public company and financial reporting experience; and
•implemented an enhanced control environment over the financial statement close process and certain areas deemed likely to be at higher risk for the potential of misstatement.

Changes in internal control over financial reporting

Except for efforts to remediate the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the fiscal year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a) None.
(b) During the three months ended December 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table provides information regarding our executive officers and members of our board of directors (as of the date of this Annual Report on Form 10-K):

Name	Age	Position(s)
Executive Officers
John P. Larson	62	Interim President, Chief Executive Officer and Director
Laura Coffey	58	Chief Financial Officer
Non-Employee Directors
Matthew Guy-Hamilton	41	Chairman
Paul Furer	39	Director
Andrea K. Tarbox	74	Director
Michael C. Dennison	57	Director
David Powers	58	Director
Elisabeth Vanzura	60	Director

Executive Officers

John P. Larson. Mr. Larson has served as our interim President and Chief Executive Officer since February 2025 and as a member of our board of directors since December 2024. Mr. Larson served as Chief Executive Officer of Bestop, Inc., a leading manufacturer of soft tops and accessories for Jeep vehicles, from 2015 through 2021. He previously served as Chief Executive Officer of Escort Inc., an automobile electronics manufacturer from 2008 to 2014 and as its President and Chief Operating Officer from 2007 to 2008. Prior to that, he worked in a number of senior management positions at General Motors Company, a leading car manufacturer, from 1986 to 2007. He has served on a number of public and private company boards, including as Chairman of IAA, Inc. from 2019 until 2023; the Lead Independent Director of KAR Auction Services, Inc., a provider of vehicle auction services, from 2015 to 2019, and a director for SCA Performance, Inc. a leading manufacturer of high-end custom trucks for Ford, GM and Dodge, from 2018 to 2020. Mr. Larson received a B.S. in Finance from Northern Illinois University and an M.S. in Management from Purdue University. We believe Mr. Larson’s significant leadership experience in the retail industry make him well-qualified to serve on our board of directors.

Laura Coffey. Ms. Coffey has served as our Chief Financial Officer since February 2024. Prior to her time with the Company, Ms. Coffey served as the CFO for The Vitamin Shoppe, Inc. (formerly NYSE: VSI), a nutritional supplement retailer from June 2020 until June 2023. Prior to the Vitamin Shoppe, Ms. Coffey worked at Pier 1 Imports, Inc. (formerly NYSE: PIR), a national home furnishing and décor retailer, for 23 years, where she held various senior leadership roles including executive vice president for e-commerce and business development and interim chief financial officer. Ms. Coffey currently serves on the board, executive committee and as the chair of the audit committee of Community National Bank & Trust of Texas. Ms. Coffey graduated from the University of Texas at Arlington with a BBA in Business Administration and Accounting.

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

Andrea K. Tarbox. Ms. Tarbox has been a member of our board of directors since August 2021, and served as the Company’s interim Chief Financial Officer from December 10, 2023 until February 5, 2024. Ms. Tarbox has served on the board of directors of Live Oak Acquisition Corp. V since February 2025. Previously, Ms. Tarbox served as CFO and a member of the board of directors for Live Oak Acquisition Corp. II, a special purpose acquisition company (formerly NYSE: LOKB), from December 2020 until October 2021 and as Chief Financial Officer and a member of the board of directors of Live Oak Acquisition Corp. (formerly NYSE: LOAK), a special purpose acquisition company, from May 2020 until December 2020. Prior to that, Ms. Tarbox served as Chief Financial Officer and Vice President of KapStone Paper & Packaging (formerly NYSE: KS), from 2007 until 2018. Previously, Ms. Tarbox held positions at various companies, including Uniscribe Professional Services, Inc., a provider of paper- and technology-based document management solutions, Gartner Inc., a research and advisory company, British Petroleum, p.l.c., (NYSE:BP) and Fortune

Brands, Inc., a holding company with diversified product lines. Ms. Tarbox earned a B.A. degree in Psychology from Connecticut College and an M.B.A. from the University of Rhode Island. We believe Ms. Tarbox is well-qualified to serve on our board due to her extensive accounting and financial experience, operational background, and her significant experience in acquiring and integrating companies.

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

Elisabeth Vanzura. Ms. Vanzura has been a member of our board of directors since January 2025. Ms. Vanzura is the co-founder of GAI Insights, an advisory firm guiding companies on generative AI strategies, since 2023. Ms. Vanzura served as Head of Brand Strategy, Client Lead and Executive Producer for Conductor Productions, a broadcast and digital content creation partner, from March 2020 to June 2023 and Chief Marketing Officer of Rangoon Ruby, a Burmese food chain, from July 2018 to August 2019. She has served in other senior marketing roles at Wahlburgers & Alma Nove, MMB Advertising General Motors and Volkswagen of America. She received her B.S. in Mechanical Engineering from the General Motors Institute (Kettering University) and her M.B.A. from Harvard University. We believe Ms. Vanzura’s marketing expertise will be a valuable addition to the Board.

Code of Conduct

Our board of directors has adopted a written Code of Business Conduct and Ethics that applies to all of our directors, executive officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of our Code of Business Conduct and Ethics is posted under “Governance” on the Investor Relations section of our website, www.solobrands.com. To the extent required by applicable rules adopted by the SEC and the NYSE, we intend to disclose future amendments to certain provisions of the code, or waivers of such provisions granted to executive officers and directors, in the Investor Relations section of our website at www.solobrands.com.

The remaining information required by this item will be included in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

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

(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

3. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Solo Brands, Inc.	S-8	333-260826	4.1	11/5/2021
3.2	Amended and Restated Bylaws of Solo Brands, Inc.	S-8	333-260826	4.2	11/5/2021
4.1	Specimen Stock Certificate evidencing the shares of Class A Common Stock	S-1/A	333-260026	4.1	10/25/2021
4.2	Stockholders Agreement	10-Q	001-40979	4.2	12/9/2021
4.3	Registration Rights Agreement	10-Q	001-40979	4.3	12/9/2021
4.4	Description of Securities	10-K	001-40979	4.4	3/30/2022
10.1	Tax Receivable Agreement	10-Q	001-40979	10.1	12/9/2021
10.2	Amended and Restated Limited Liability Company Agreement of Solo Stove Holdings, LLC	10-Q	001-40979	10.2	12/9/2021
10.3+	Credit Agreement, dated as of May 12, 2021, among Solo DTC Brands, LLC (f/k/a Frontline Advance LLC), Solo Stove Intermediate, LLC, JPMorgan Chase Bank, N.A., as Lead Arranger, L/C Issuer, Lender, Administrative Agent and Collateral Agent, and the Lenders and L/C Issuers party thereto.	S-1	333-260026	10.5	10/4/2021
10.4	Amendment No. 1, dated as of June 2, 2021, to Credit Agreement, dated as of May 12, 2021, among Solo DTC Brands, LLC (f/k/a Frontline Advance LLC), JPMorgan Chase Bank, N.A., as Lead Arranger, L/C Issuer, Lender, Administrative Agent and Collateral Agent, and the Lenders and L/C Issuers party thereto	S-1	333-260026	10.6	10/4/2021
10.5	Amendment No. 2, dated as of September 1, 2021, to Credit Agreement, dated as of May 12, 2021, among Solo DTC Brands, LLC (f/k/a Frontline Advance LLC), JPMorgan Chase Bank, N.A., as Lead Arranger, L/C Issuer, Lender, Administrative Agent and Collateral Agent, and the Lenders and L/C Issuers party thereto	S-1	333-260026	10.7	10/4/2021
10.6	Amendment No. 3, dated as of May 22, 2023, to Credit Agreement, dated as of May 12, 2021, among Solo Brands, LLC (f/k/a Solo DTC Brands, LLC), JPMorgan Chase Bank, N.A., as Lead Arranger, L/C Issuer, Lender, Administrative Agent and Collateral Agent, and the Lenders and L/C Issuers party thereto	10-Q	001-40979	10.3	8/3/2023

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
10.7#	Form of Indemnification Agreement by and between Solo Brands, Inc. and its directors and executive officers	S-1/A	333-260026	10.9	10/25/2021
10.8	Form of Solo Stove Holdings, LLC and SS Management Aggregator, LLC Incentive Equity Agreement	S-1/A	333-260026	10.10	10/25/2021
10.9	Form of Amendment to Solo Stove Holdings, LLC and SS Management Aggregator, LLC Incentive Equity Agreement	S-1/A	333-260026	10.11	10/25/2021
10.10#	Solo Brands, Inc. 2021 Incentive Award Plan.	S-1/A	333-260026	10.12	10/25/2021
10.11#	Form of Stock Option Agreement under the Solo Brands, Inc. 2021 Incentive Award Plan.	S-1/A	333-260026	10.13	10/25/2021
10.12#	Form of Restricted Stock Unit Agreement under the Solo Brands, Inc. 2021 Incentive Award Plan	S-1/A	333-260026	10.14	10/25/2021
10.13#	Form of Restricted Stock Agreement under the Solo Brands, Inc. 2021 Incentive Award Plan	S-1/A	333-260026	10.15	10/25/2021
10.14#	Form of Performance Stock Unit Award under the Solo Brands, Inc. 2021 Incentive Award Plan	10-Q	001-40979	10.1	11/10/2022
10.15#	Form of Restricted Stock Unit Agreement (Non-Employee Director) under the Solo Brands, Inc. 2021 Incentive Award Plan	S-1/A	333-260026	10.16	10/25/2021
10.16#	Solo Brands, Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-260026	10.17	10/25/2021
10.17#+	Employee Agreement, dated as of October 9, 2020, by and between Solo DTC Brands, LLC and Kent Christensen	S-1/A	333-260026	10.21	10/25/2021
10.18#+	Board Letter, dated as of October 1, 2021, by and between Solo Brands and Andrea Tarbox	S-1/A	333-260026	10.25	10/25/2021
10.19#+	Board Letter, dated as of November 4, 2024 by and between Solo Brands and John Larson					*
10.20#+	Board Letter, dated as of January 22, 2025 by and between Solo Brands and Elisabeth Vanzura					*
10.21#	Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-40979	10.1	11/7/2024
10.22#	Employment Agreement, dated as of January 3, 2024, by and between Solo Brands, Inc. and Chris Metz	10-K	001-40979	10.36	3/14/2024
10.23#	Employment Agreement, dated as of February 1, 2024, by and between Solo Brands, Inc, Solo Brands LLC and Laura Coffey	10-K	001-40979	10.37	3/14/2024
10.24#	Separation and Release of Claims Agreement, dated January 3, 2024, by and between Solo Brands, LLC and John Merris	10-Q	001-40979	10.1	5/9/2024
10.25#	First Amendment to the Separation and Release of Claims Agreement, dated March 5, 2024, by and between Solo Brands, LLC and John Merris	10-Q	001-40979	10.2	5/9/2024
10.26#	Performance Stock Unit Grant Notices and Agreements, dated April 8, 2024, by and between Solo Brands, LLC and Christopher Metz	10-Q	001-40979	10.1	8/7/2024
19.1	Insider Trading Compliance Policy					*
21.1	List of subsidiaries of Solo Brands, Inc.					*
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
97.1	Policy for Recovery of Erroneously Awarded Compensation	10-K	001-40979	97.1	3/14/2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

Solo Brands, Inc.

Date:	March 12, 2025	By:	/s/ John P. Larson
John P. Larson
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 12, 2025	By:	/s/ Laura Coffey
Laura Coffey
Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John P. Larson	Interim President and Chief Executive Officer and Director	March 12, 2025
John P. Larson	(principal executive officer)

/s/ Laura Coffey	Chief Financial Officer	March 12, 2025
Laura Coffey	(principal financial officer)

/s/ David McGuire	Chief Accounting Officer	March 12, 2025
David McGuire	(principal accounting officer)

/s/ Matthew Guy-Hamilton	Chairman	March 12, 2025
Matthew Guy Hamilton

/s/ Paul Furer	Director	March 12, 2025
Paul Furer

/s/ Andrea K. Tarbox	Director	March 12, 2025
Andrea K. Tarbox

/s/ Elisabeth Vanzura	Director	March 12, 2025
Elisabeth Vanzura

/s/ Michael C. Dennison	Director	March 12, 2025
Michael C. Dennison

/s/ David Powers	Director	March 12, 2025
David Powers