Form 10-Q
period 2025-03-31
Solo Brands, Inc.
filed 2025-05-12
CIK 1870600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or

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

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	DTC*	New York Stock Exchange

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

As of May 8, 2025, there were 59,213,931 shares of the registrant’s Class A common stock, $0.001 par value per share, outstanding and 33,091,989 shares of the registrant’s Class B common stock, $0.001 par value per share, outstanding.

* As previously reported, effective April 22, 2025, our Class A common stock has been suspended from trading on the New York Stock Exchange (“NYSE”). Our Class A common stock is currently being quoted on the OTC Pink Market under the symbol “DTCB”. Pursuant to our right to a review of the staff of NYSE Regulation’s determination to delist our Class A common stock by the Committee of the Board of Directors of the NYSE, on May 6, 2025, we sent a notice to the NYSE appealing the determination of the staff of NYSE Regulation to commence proceedings to delist our Class A common stock from the NYSE. During the appeal period, our Class A common stock remains listed on the NYSE, though trading in the Class A common stock is suspended.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) of Solo Brands, Inc. (the “Company,” “we,” “our,” or “us”) contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to statements regarding our ability to continue as a going concern, our ability to improve our liquidity and long-term capital structure, including through a potential refinancing or restructuring of our debt and execution of cost savings and operational improvements, discussions and negotiations with the lenders under the Company’s credit facilities and potential results thereof, the impacts of the trading halt of our Class A common stock on the New York Stock Exchange (the “NYSE”) and quotation on the OTC Pink Market, our future results of operations and financial position, industry and business trends, business strategy, plans, market growth and our objectives for future operations.

The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, our ability to continue as a going concern, including the results of discussions and negotiations with lenders; risks associated with non-compliance with covenants under our credit agreement, including the repayment of the outstanding debt, thereunder if the lenders elect to declare all amounts outstanding thereunder immediately due and payable; our ability to realize expected benefits from our strategic plans, our ability to implement any restructuring and cost-reduction efforts; our limited liquidity; our ability to mitigate the impact of new and increased tariffs and similar restrictions on our business; our reliance on third-party manufacturers, which operate mostly outside of the U.S., and problems with, or the loss of, our suppliers or an inability to obtain raw materials; our dependence on cash generated from operations to support our business and our growth initiatives; the impacts of the trading halt of our Class A common stock on the NYSE and quotation on the OTC Pink Market; our appeal of the NYSE’s determination to commence proceedings to delist our Class A common stock; the limits placed by our indebtedness to invest in the ongoing needs of our business; our ability to maintain and strengthen our brand to generate and maintain ongoing demand for our products; our ability to design, develop and introduce new products; our ability to manage our future growth effectively; our ability to expand into additional markets; our ability to maintain and strengthen our brand to generate and maintain ongoing demand for our products; risks associated with our international operations; our inability to sustain historic growth rates; our ability to cost-effectively attract new customers and retain our existing customers; the highly competitive market in which we operate; our failure to maintain product quality and product performance at an acceptable cost; the impact of product liability and warranty claims and product recalls; business interruptions resulting from fluctuations in the price of our Class A common stock; geopolitical actions, natural disasters, or pandemics; the ability of our largest stockholders to influence corporate matters; and the important factors discussed in Part I, Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 12, 2025, and in Part II, Item 1A. “Risk Factors” in this Quarterly Report, as any such factors may be updated from time to time in its other filings with the SEC. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

i

Any reference to our website or social media channels does not constitute incorporation by reference of the information contained on or available through our website, and you should not consider such information to be a part of the periodic and current reports, registration statements or other filings that we file or furnish with the SEC from time to time.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLO BRANDS, INC.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except par value and per unit data)	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$206,394	$11,980
Accounts receivable, net of allowance for credit losses of $1.3 million and $1.1 million as of March 31, 2025 and December 31, 2024, respectively	52,862	39,440
Inventory	103,068	108,575
Prepaid expenses and other current assets	10,286	12,223
Total current assets	372,610	172,218
Non-current assets
Property and equipment, net	23,111	24,195
Intangible assets, net	185,430	189,701
Goodwill	73,119	73,119
Operating lease right-of-use assets	24,679	27,683
Other non-current assets	13,450	8,144
Total non-current assets	319,789	322,842
Total assets	$692,399	$495,060

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$23,029	$69,598
Accrued expenses and other current liabilities	34,509	41,661
Deferred revenue	1,542	1,829
Current debt, net	427,890	8,625
Total current liabilities	486,970	121,713
Non-current liabilities
Long-term debt, net	—	142,060
Deferred tax liability	5,440	6,795
Operating lease liabilities	20,048	22,079
Other non-current liabilities	5,319	9,056
Total non-current liabilities	30,807	179,990

Commitments and contingencies (Note 1)

Shareholders’ equity
Class A common stock, par value $0.001 per share; 475,000,000 shares authorized; 59,186,521 shares issued and outstanding as of March 31, 2025; 58,800,001 issued and outstanding as of December 31, 2024	59	59
Class B common stock, par value $0.001 per share; 50,000,000 shares authorized, 33,091,989 shares issued and outstanding as of March 31, 2025 and December 31, 2024	33	33
Additional paid-in capital	363,960	363,601
Retained earnings (accumulated deficit)	(241,006)	(228,814)
Accumulated other comprehensive income (loss)	(434)	(434)
Treasury stock	(946)	(733)
Equity attributable to the controlling interest	121,666	133,712
Equity attributable to non-controlling interests	52,956	59,645
Total equity	174,622	193,357
Total liabilities and equity	$692,399	$495,060

See Notes to Consolidated Financial Statements (Unaudited)

SOLO BRANDS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per unit data)	2025	2024
Net sales	$77,252	$85,324
Cost of goods sold	34,647	34,780
Gross profit	42,605	50,544
Operating expenses
Selling, general & administrative expenses	38,990	48,410
Restructuring, contract termination and impairment charges	5,839	—
Depreciation and amortization expenses	6,889	6,275
Other operating expenses	1,530	2,211
Total operating expenses	53,248	56,896
Income (loss) from operations	(10,643)	(6,352)
Non-operating (income) expense
Interest expense, net	5,570	3,106
Other non-operating (income) expense	(580)	221
Total non-operating (income) expense	4,990	3,327
Income (loss) before income taxes	(15,633)	(9,679)
Income tax expense (benefit)	2,944	(3,195)
Net income (loss)	(18,577)	(6,484)
Less: net income (loss) attributable to noncontrolling interests	(6,385)	(3,082)
Net income (loss) attributable to Solo Brands, Inc.	$(12,192)	$(3,402)

Other comprehensive income (loss)
Foreign currency translation, net of tax	$—	$43
Comprehensive income (loss)	(18,577)	(6,441)
Less: other comprehensive income (loss) attributable to noncontrolling interests	—	15
Less: net income (loss) attributable to noncontrolling interests	(6,385)	(3,082)
Comprehensive income (loss) attributable to Solo Brands, Inc.	$(12,192)	$(3,374)

Net income (loss) per Class A common stock
Basic and diluted	$(0.21)	$(0.06)

Weighted-average Class A common stock outstanding
Basic and diluted	58,986	58,068

See Notes to Consolidated Financial Statements (Unaudited)

SOLO BRANDS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(18,577)	$(6,484)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	7,136	6,497
Noncash operating lease expense	1,985	2,290
Restructuring, contract termination and impairment charges	564	—
Other	305	397
Equity-based compensation, net of income tax expense (benefit)	55	1,229
Deferred income taxes	(1,371)	966
Changes in assets and liabilities
Accounts receivable	(13,953)	3,853
Inventory	5,605	(925)
Prepaid expenses and other current assets	1,711	(2,979)
Accounts payable	(46,602)	2,716
Accrued expenses and other current liabilities	(7,094)	(22,170)
Deferred revenue	(287)	(2,865)
Operating lease liabilities	(1,438)	(1,124)
Other non-current assets and liabilities	(3,227)	72
Net cash (used in) provided by operating activities	(75,188)	(18,527)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,207)	(2,387)
Net cash (used in) provided by investing activities	(3,207)	(2,387)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	277,322	22,000
Repayments of loan and credit facility	(500)	(1,250)
Debt issuance costs paid	(3,798)	—
Distributions to non-controlling interests	—	(4,284)
Surrender of stock to settle taxes on restricted stock awards	(213)	(122)
Net cash (used in) provided by financing activities	272,811	16,344
Effect of exchange rate changes on cash	(2)	139
Net change in cash and cash equivalents	194,414	(4,431)
Cash and cash equivalents balance, beginning of period	11,980	19,842
Cash and cash equivalents balance, end of period	$206,394	$15,411

See Notes to Consolidated Financial Statements (Unaudited)

SOLO BRANDS, INC.
Consolidated Statements of Equity
(Unaudited)

	Class A Common Stock		Class B Common Stock
(In thousands)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Shareholders’ Equity
Balance at December 31, 2024	58,800	$59	33,092	$33	$363,601	$(228,814)	$(434)	$(733)	$59,645	$193,357
Net income (loss)	—	—	—	—	—	(12,192)	—	—	(6,385)	(18,577)
Equity-based compensation, net of income tax expense (benefit)	387	—	—	—	368	—	—	—	(313)	55
Surrender of stock to settle taxes on equity awards	—	—	—	—	—	—	—	(213)	—	(213)
Vested equity-based compensation and re-allocation of ownership percentage	—	—	—	—	(9)	—	—	—	9	—
Balance at March 31, 2025	59,187	$59	33,092	$33	$363,960	$(241,006)	$(434)	$(946)	$52,956	$174,622

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands)
(Unaudited)

NOTE 1 – Significant Accounting Policies

Included below are selected significant accounting policies. Refer to Note 2 - Significant Accounting Policies, within the annual consolidated financial statements in the Company’s 2024 Form 10-K for the full list of significant accounting policies.

Basis of Presentation

The unaudited consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (the “SEC”). Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results of operations, financial position and cash flows for the periods presented have been reflected. The unaudited consolidated financial statements include those of our wholly-owned and majority-owned subsidiaries and the entity consolidated under the variable interest entity model. Intercompany balances and transactions are eliminated in consolidation. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the 2024 Form 10-K. Certain prior period amounts have been conformed to the current period’s presentation.

Going Concern

The consolidated financial statements have been prepared in accordance with U.S. GAAP assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance of these consolidated financial statements.

The Company incurred a net loss of $18.6 million during the quarter ended March 31, 2025 and had an accumulated deficit of $241.0 million as of March 31, 2025. The Company had cash and cash equivalents of $206.4 million and total debt outstanding of $427.9 million as of March 31, 2025. During the quarter ended March 31, 2025, the Company drew $277.3 million under its Revolving Credit Facility (as defined herein), which matures on May 12, 2026. As of March 31, 2025, the Company was not in compliance with the interest coverage ratio and total net leverage ratio financial covenants under the credit agreement governing our Term Loan (as defined herein) and the Revolving Credit Facility and, without a waiver or forbearance from the lenders thereunder, it is likely that the Company will be required to report non-compliance with these covenants under the credit agreement with the delivery of the covenant compliance certificate for the first quarter of 2025. As a result, the Company’s outstanding debt balance of $427.9 million has been reclassified from a non-current liability to a current liability, as of March 31, 2025. Upon the determination of an event of default under the credit agreement, the lenders could elect to declare all amounts outstanding under the credit facility immediately due and payable and exercise other remedies as set forth in the credit agreement.

The Company is continuing its evaluation of strategies to refinance its existing debt and is engaged in discussions and negotiations with the lenders under the credit agreement governing the Term Loan and the Revolving Credit Facility. The Company’s strategies include restructuring or refinancing the debt, obtaining a waiver or forbearance, issuing new debt or entering into other financing arrangements or filing to commence proceedings under Chapter 11 of the U.S. Bankruptcy Code. In addition, the Company’s plans continue to be focused on improving its results and liquidity through a variety of cost savings and operational improvements throughout 2025, which include a reduction of force and closures of select distribution centers that were completed in the first quarter of 2025, as discussed in Note 2, Restructuring, Contract Termination and Impairment Charges. However, there can be no assurance that the Company will be able to refinance or restructure its debt, obtain a waiver or forbearance or other relief from the lenders, issue new debt or enter into other financing arrangements or that it will be able to execute any further cash savings or operational improvements. While the Company believes its plans to refinance or restructure its indebtedness, obtain relief from the lenders, or issue new debt or enter into other financing arrangements, and execute cash savings and operational improvements can alleviate the conditions that raise substantial doubt, these plans are not entirely within the Company’s control and cannot be assessed as being probable of occurring.

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

Debt Issuance Costs

Debt issuance costs incurred by the Company in connection with obtaining debt are recorded on the balance sheet as a direct deduction from the carrying value of the associated debt liability. The costs are amortized on a straight-line basis over the term of the related debt and reported as a component of interest expense, net. Costs incurred in connection with an expected refinancing, restructuring, or debt issuance are capitalized and recorded within other non-current assets until such time as the refinancing, restructuring, or debt issuance is effected, at which point in time these capitalized debt issuance costs will be reflected as a direct deduction of the carrying value of the associated debt liability.

Restructuring, Contract Termination and Impairment Charges

Restructuring, contract termination and impairment charges are primarily comprised of severance and employee-related benefits, contract termination fees and asset impairment charges. We recognize employee severance costs as a liability at estimated fair value, at the time of communication to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. Contract termination fees include costs incurred to terminate a contract and the impacts to related assets or liabilities associated with these contracts. Asset impairment charges include impairments of long-lived assets and goodwill, as addressed in Note 2 - Significant Accounting Policies, in the 2024 Form 10-K. Restructuring, contract termination and asset impairment activities are recognized when they are incurred and included in restructuring, contract termination and impairment charges on the consolidated statements of operations and comprehensive income (loss).

Commitments and Contingencies

From time to time, the Company is involved in various legal proceedings. While the Company intends to prosecute and defend any lawsuit vigorously, the Company presently believes that the ultimate outcome of any currently pending legal proceeding will not have any material adverse effect on its financial position, cash flows, or results of operations. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, which could impact the Company’s business and the results of operations for the period in which the ruling occurs or future periods. Based on the information available, the Company evaluates the likelihood of potential outcomes. The Company records the appropriate liability when the amount is deemed probable and reasonably estimable. In addition, the Company does not accrue for estimated legal fees and other directly related costs as they are expensed as incurred. The consolidated balance sheets do not include a liability for any potential obligations as of March 31, 2025 or December 31, 2024.

Recently Issued Accounting Pronouncements - Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, that requires presentation of specific categories of reconciling items, as well as reconciling items that meet a quantitative threshold, in the reconciliation between the income tax provision and the income tax provision using statutory tax rates. The ASU also requires disclosure of income taxes paid disaggregated by jurisdiction with separate disclosure of income taxes paid to individual jurisdictions that meet a quantitative threshold. The amendments in this accounting standard are effective for fiscal years beginning after December 15, 2024, on a prospective basis. Early adoption and retrospective application are permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements but will require certain additional disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), expanding disclosure requirements related to certain income statement expenses. The ASU also requires tabular disclosure of certain operating expenses disaggregated into categories, such as purchases of inventory, employee compensation, and depreciation. The FASB subsequently issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) to clarify the effective date of ASU 2024-03. The guidance is effective for fiscal years beginning after December 15, 2026, on a prospective basis, with retrospective application being optional. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements but will require certain additional disclosures.

NOTE 2 - Restructuring, Contract Termination and Impairment Charges

In the first quarter of 2025, management and the Board of Directors of the Company engaged strategic consulting firms to assist the Company with improving financial results from its operations. This operational improvement is being conducted, primarily, to support the potential refinancing or restructuring of the Company’s outstanding debt and included the engagement of restructuring, legal and investment banking consultants to perform financial planning, forecasting and project management activities. Certain of these strategic consulting firms have assisted and are expected to continue to assist the Company in developing an operational plan for the near- and long-term, identify cost saving initiatives to reduce the operational expenses of the Company and aid in the development of enhanced internal reporting to deliver timely insight to management. Those activities which were determined to be specifically related to a potential refinancing or restructuring of the Company’s outstanding debt have been separately capitalized as debt issuance costs. See our policy as it relates to debt issuance costs in Note 1, Significant Accounting Policies and additional information on the debt issuance costs capitalized during the first quarter of 2025 in Note 9, Debt, Net.

The cost saving initiatives identified and executed upon in the first quarter of 2025 are designed to reduce operational expenditures over the long-term, and as a result, in the short-term, the expected benefits from these initiatives have been limited. The key cost saving initiatives and operational planning activities undertaken in the first quarter of 2025, for which the Company recorded the related charges to restructuring, contract termination and impairment charges on the consolidated statements of operations and comprehensive income (loss) as applicable, were as follows:

•reduction in force (“RIF”) of management and non-management personnel in an effort to align headcount with the operational needs of the business, resulting in a moderate decline in related expenses in the short term, with the significance of the savings anticipated to be recognized in future periods;
•closure of two distribution centers to reduce fixed costs in the short term and in future periods, as well as unnecessary capacity; and
•reduction in marketing spend within the Solo Stove segment to better align product pricing with our retail partners.

The components of the restructuring, contract termination and impairment charges are as follows (in thousands):

	Three Months Ended March 31,
(in thousands)	2025	2024
Restructuring charges	$5,208	$—
Impairment charges	471	—
Contract termination	160	—
Total restructuring, contract termination and impairment charges	$5,839	$—

The following table details the Company’s restructuring activity for the first quarter of 2025, for which there was no corresponding activity in the prior year period:

(in thousands)	Restructuring Charges
Balance at December 31, 2024	$—
Restructuring charges	5,208
Payments	(3,567)
Non-cash restructuring charges	(93)
Balance at March 31, 2025	$1,548

The following table summarizes the current liabilities related to the restructuring charges:

(in thousands)	March 31, 2025	December 31, 2024
Accounts payable	$991	$—
Accrued expenses and other current liabilities	557	—
Total current liabilities	$1,548	$—

The Company anticipates that the strategic consulting firms’ activities will continue to occur through, and potentially beyond, any potential refinancing or restructuring date in 2025. Additionally, the Company is evaluating and identifying additional cost saving initiatives that it may execute in the near term, with certain upfront costs to be reflected within restructuring, contract termination and impairment charges. As of March 31, 2025, the Company is unable to estimate the potential upfront costs of these cost saving initiatives, due to their preliminary nature.

NOTE 3 – Revenue

The Company primarily engages in direct-to-consumer transactions, which are comprised of product sales directly from the Company’s website, and business-to-business transactions, or retail, which are comprised of product sales to retailers, including where possession of the Company’s products is taken and sold by the retailer in-store or online.

The following table disaggregates net sales by channel (in thousands):

	Three Months Ended March 31,
	2025	2024
Net sales by channel
Direct-to-consumer	$33,800	$51,043
Retail	43,452	34,281
Net sales	$77,252	$85,324

NOTE 4 – Inventory

Inventory consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Finished products on hand, net of inventory obsolescence reserve of $5.8 million and $15.2 million as of March 31, 2025 and December 31, 2024, respectively.	$93,910	$80,098
Finished products in transit	4,423	21,756
Raw materials	4,735	6,721
Inventory	$103,068	$108,575

NOTE 5 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Inventory deposits	$2,206	$2,066
Insurance	1,791	2,556
Software	1,318	1,016
Tax receivables	1,073	2,026
Non-trade receivables(1)	1,038	2,953
Other	2,860	1,606
Prepaid expenses and other current assets	$10,286	$12,223
(1) The non-trade receivables line item decreased by $1.9 million as a result of the reclassification of certain receivables to accounts receivable, net of allowance for credit losses as of March 31, 2025.

NOTE 6 – Intangible Assets, Net

Intangible assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Gross carrying value
Brand	$198,514	$205,614
Trademark	26,714	26,714
Customer relationships	31,128	31,128
Patents	6,699	14,211
Intangible assets, gross	263,055	277,667

Accumulated amortization and impairments
Brand(1)	(59,011)	(62,783)
Trademarks	(6,402)	(5,956)
Customer relationships	(10,528)	(9,839)
Patents(2)	(1,684)	(9,388)
Accumulated amortization, gross	(77,625)	(87,966)
Intangible assets, net	$185,430	$189,701
(1) For the year ended December 31, 2024, the Company recorded a brand noncash impairment charge of $6.5 million.
(2) For the year ended December 31, 2024, the Company recorded a patents noncash impairment charge of $6.8 million.

In the first quarter of 2025, the Company observed the following triggering events for the Company’s held and used long-lived asset groups:

•A sustained decline in the share price of the Company’s Class A common stock as of March 31, 2025; and
•the potential impact of tariff increases, if imposed.

Long-lived asset groups are determined by the lowest level of independent, identifiable cash flows, for which the Company has determined is the brands and in the case of Chubbies, the owned retail store level. As a result of the identified triggering events, the Company performed a recoverability test for the identified long-lived asset groups. The results of the test indicated that the carrying amounts for the long-lived asset groups were expected to be recoverable.

NOTE 7 – Goodwill

The carrying value of goodwill by reportable segment (and All Other) was as follows (in thousands):

	Solo Stove	Chubbies	All Other	Consolidated
Balance, December 31, 2024	$—	$73,119	$—	$73,119
Impairment losses	—	—	—	—
Balance, March 31, 2025	$—	$73,119	$—	$73,119

In the first quarter of 2025, the Company identified indications of impairment, as noted above in Note 6, Intangible Assets, Net. The Company elected to perform a qualitative goodwill analysis (“Step 0”) of the Chubbies reporting unit, the only reporting unit with remaining goodwill as of March 31, 2025, which included assessing the economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit, prior period fair values and other entity and reporting unit specific events. Based on this assessment, the Company determined that it was more likely than not that the fair value of the Chubbies reporting unit exceeded its respective carrying value as of March 31, 2025.

NOTE 8 – Accrued Expenses and Other Current Liabilities

Significant accrued expenses and other current liabilities were as follows (in thousands):

	March 31, 2025	December 31, 2024
Leases	$8,657	$9,370
Inventory(1)	5,092	14,812
Allowance for sales returns	3,529	4,264
Contingent consideration(2)	3,505	—
Income taxes(3)	2,599	56
Payroll	2,501	1,834
Interest(4)	2,354	484
Allowance for sales rebates(5)	1,452	3,434
Non-income taxes(6)	1,756	3,602
Other	3,064	3,805
Accrued expenses and other current liabilities	$34,509	$41,661
(1) The inventory line item decreased by $9.7 million, primarily as a result of invoices received subsequent to December 31, 2024.
(2) The contingent consideration line item increased by $3.5 million as a result of the reclassification of the current portion of the contingent consideration from other non-current liabilities.
(3) See Note 12, Income Taxes for details on the increase of $2.5 million in the income taxes line item.
(4) The interest line item increased by $1.9 million as a result of the higher weighted average debt balance and interest accrued on this balance as of March 31, 2025.
(5) The allowance for sales rebates line item decreased by $2.0 million as a result of lower anticipated rebates following the fourth quarter, in which rebate activity is generally higher for the Solo Stove segment.
(6) The non-income taxes line item decreased by $1.8 million as a result of a decrease in the accrued sales tax and VAT payable, primarily due to timing of payments.

NOTE 9 – Debt, Net

Debt, net consisted of the following (in thousands):

	Weighted-Average Interest Rate at March 31, 2025	March 31, 2025	December 31, 2024
Term loan	6.43%	$82,500	$83,000
Revolving credit facility	6.52%	346,322	69,000
Unamortized debt issuance costs		(932)	(1,315)
Total debt, net of debt issuance costs		427,890	150,685

As of March 31, 2025, the outstanding borrowings of the Company were reclassified from non-current to current due to the expected reporting of non-compliance with the interest rate coverage ratio and total net leverage ratio financial covenants under the credit agreement governing our Term Loan Facility and Revolving Credit Facility, as discussed in further detail in Note 1, Significant Accounting Policies. See Note 13, Fair Value Measurements for more information regarding the fair value considerations for debt, net.

As of March 31, 2025, the Company had incurred $4.0 million of expenses in direct relation to a potential refinancing or restructuring of the Company’s outstanding debt, which were determined to be debt issuance costs and appropriately capitalized. The debt issuance costs attributable to the refinancing or restructuring activity have been recorded to other non-current assets until such time as any applicable refinancing or restructuring is completed, in line with our policy in Note 1, Significant Accounting Policies. The net debt issuance costs of $0.9 million associated with the currently outstanding debt are recorded as a contra-liability within current debt, net on the March 31, 2025.

Interest expense, net, was $5.6 million and $3.1 million for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, the Company recognized $0.4 million of interest income, primarily through short-term investments classified as cash and cash equivalents. Interest income was not significant for the three months ended March 31, 2024.

During the three months ended March 31, 2025, the Company borrowed an aggregate amount of $277.3 million and made no payments under the Revolving Credit Facility. As of March 31, 2025, the Company also had $3.7 million of letters of credit issued and outstanding. There was no availability for future draws on the Revolving Credit Facility as of March 31, 2025. Availability as of December 31, 2024 was $279.6 million, net of $1.4 million of letters of credit issued and outstanding.

NOTE 10 – Other Non-Current Liabilities

Significant other non-current liabilities were as follows (in thousands):

	March 31, 2025	December 31, 2024
Contingent consideration(1)	$3,657	$7,232
Long-term non-income taxes	1,130	1,130
Finance lease liability	532	694
Other non-current liabilities	$5,319	$9,056
(1) Contingent consideration declined $3.5 million as a result of the reclassification of the current portion of contingent consideration to accrued expenses and other current liabilities.

NOTE 11 – Equity-Based Compensation

The Company recognized an equity-based compensation benefit of $0.9 million for the three months ended March 31, 2025, as a result of forfeitures exceeding the current quarter compensation expense, and expense of $1.2 million for the corresponding period in 2024. Our stock options have contractual terms of four to ten years and become exercisable over a three-year period. Expense related to stock options is recognized on a straight-line basis over the vesting period. Expense related to restricted stock units ("RSUs") issued to eligible employees under the Solo Brands, Inc. 2021 Incentive Award Plan (the “Incentive Award Plan”) is recognized over the vesting period, generally between three years and four years. Expense related to RSUs granted to non-employee directors under the Incentive Award Plan is recognized on a straight-line basis over the vesting period, with newly appointed non-employee directors grants and grants to continuing non-employee directors vesting over a one-year period, while historically newly appointed non-employee directors grants vested over a three-year period. Expense related to performance stock units (“PSUs”) is recognized on a straight-line basis from their award date to the end of the performance period, generally two years. Expense related to special performance stock units (“SPSUs”) is recognized on a straight-line basis from their award date to the end of the requisite service period of three years. Expense related to the Executive Performance Stock Units (“EPSUs”) is recognized over the derived service period.

The following table summarizes equity-based compensation awards granted and forfeited during the three months ended March 31, 2025:

(in thousands)	Number of Shares Granted	Number of Shares Forfeited
RSUs	1,307	(446)
EPSUs	—	(1,468)
SPSUs	—	(357)

NOTE 12 – Income Taxes

Provision for Income Taxes

The Company is subject to U.S. federal, state, and local income taxes on the Company's allocable share of taxable income of Solo Stove Holdings, LLC (“Holdings”). The subsidiaries of Holdings are also subject to income taxes in the foreign jurisdictions in which they operate. We are the sole managing member of Holdings, and as a result, consolidate the financial results of Holdings. Holdings is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Holdings is generally not subject to U.S. federal and certain state and local income taxes. Instead, taxable income or loss is allocated to its members on a pro rata basis. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss of Holdings, as well as any stand-alone income or loss generated by Solo Brands, Inc. Furthermore, we are subject to income taxes for our Chubbies, Oru Mexico and Solo Stove foreign operations.

Our forecasted annual effective tax rate (“AETR”), as calculated for our tax filing jurisdictions generating earnings, was 23.7% as of March 31, 2025. The effective income tax rate was (18.9)% for the three months ended March 31, 2025, compared to 33.0% for the corresponding period in 2024. The decrease for the three months ended March 31, 2025 was primarily driven by valuation allowances recorded on the Solo Brands, Inc. deferred tax assets. Our effective income tax rate is negative due to earnings generated on the Chubbies, Oru Mexico and Solo Stove foreign operations.

Income tax expense for the three months ended March 31, 2025 was $2.9 million, compared to $3.2 million of income tax benefit in the corresponding period in 2024. Income taxes represent federal, state, and local income taxes as calculated by our AETR of Chubbies' federal and state tax expense and Oru Mexico and Solo Stove foreign operations foreign tax expense.

The weighted-average ownership interest in Holdings was 64.1% and 63.8% for the three months ended March 31, 2025 and 2024, respectively.

Deferred Tax Assets and Liabilities

As of March 31, 2025, the total deferred tax liability related to the basis difference in the Company's investment in Holdings was nominal. The total net basis difference currently recorded would reverse upon the eventual sale of its interest in Holdings as a capital gain.

During the three months ended March 31, 2025, the Company did not recognize any deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement, as defined in Note 16 - Income Taxes, to the audited consolidated financial statements included in our 2024 Form 10-K.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of March 31, 2025, the Company concluded, based on the weight of all available positive and negative evidence, that not all of the Solo Brands, Inc. deferred tax assets are more likely than not to be realized. During the year ended December 31, 2024, the Company evaluated and concluded that there was significant negative evidence related to the realizability of Oru's deferred tax assets, resulting in the Company recording a full valuation allowance against the deferred tax assets of Oru. As of March 31, 2025, there has been no change in the valuation allowance assessment related to Oru’s deferred tax assets, with a full valuation allowance remaining in place.

NOTE 13 – Fair Value Measurements

The Company has established a fair value hierarchy which prioritizes the inputs to the valuation techniques used to measure fair value into three levels. These levels are determined based on the lowest level input that is significant to the fair value measurement. Levels within the hierarchy are defined within Note 2 - Significant Accounting Policies, in the 2024 Form 10-K.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements
March 31, 2025	Total Fair Value	Level 1	Level 2	Level 3
Financial liabilities:
Contingent Consideration	$7,162	$—	$—	$7,162

		Fair Value Measurements
December 31, 2024	Total Fair Value	Level 1	Level 2	Level 3
Financial liabilities:
Contingent Consideration	$7,232	$—	$—	$7,232

There were no transfers of financial assets and liabilities measured at fair value between the valuation hierarchy Levels 1, 2 and 3 for three months ended March 31, 2025 and year ended December 31, 2024.

The contingent consideration related to our TerraFlame reporting unit as of March 31, 2025 and December 31, 2024 consists of a post-closing payment, resulting from the Company’s acquisition of the business in 2023 and relies on forecasted results through the expected post-closing payment period. The fair value of the post-closing payment is valued using a threshold and cap (capped call) structure. This contingent consideration represents a stand-alone liability that is measured at fair value on a recurring basis at the end of each reporting period using inputs that are unobservable and significant to the overall fair value measurement and are considered a Level 3 estimate. As of March 31, 2025 and 2024, a gain of $0.1 million and a loss of $0.4 million, respectively, from the change in the fair value of the contingent consideration were recorded to selling, general and administrative expenses on the consolidated statements of operations and comprehensive income (loss) (unaudited) as a result of the remeasurement as of each respective date.

As of March 31, 2025, the current portion of the contingent consideration liability was $3.5 million and is recorded within accrued expenses and other current liabilities, while the non-current portion of $3.7 million is recorded within other non-current liabilities on the consolidated balance sheets.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash and cash equivalents, restricted cash, accounts and notes receivable, net and notes payable and other debt. The fair value of the Company's cash and cash equivalents, accounts receivable, net and accounts payable approximate their carrying values due to the short-term nature of the instruments and are classified as Level 1 measurement in the fair value hierarchy.

As of March 31, 2025, the Company transferred its outstanding debt under the Term Loan Facility and the Revolving Credit Facility from Level 2 to Level 3 in the fair value hierarchy due to the impact of the expected reporting of non-compliance with the interest rate coverage ratio and total net leverage ratio financial covenants under the credit agreement. See Note 1, Significant Accounting Policies for further information related to this expected non-compliance and its effects.

The classification of the carrying amount of the Company's outstanding debt as current as of March 31, 2025, resulted in the Company reassessing the fair valuation of the outstanding debt. The fair value of the outstanding debt was calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company's existing debt arrangements and was classified as a Level 3 measurement in the fair value hierarchy, with a carrying value of $427.9 million and a corresponding fair value of $416.3 million. As of December 31, 2024, the carrying amount of the Company's outstanding debt was $150.7 million, which approximated fair value using level 2 inputs.

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

The following table sets forth the calculation of the basic and diluted net income (loss) per share for the Company’s Class A common stock (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$(18,577)	$(6,484)
Less: Net income (loss) attributable to non-controlling interests	(6,385)	(3,082)
Net income (loss) attributable to Solo Brands, Inc.	$(12,192)	$(3,402)

Weighted average shares of Class A common stock outstanding - basic and diluted	58,986	58,068

Net income (loss) per share of Class A common stock outstanding - basic and diluted	$(0.21)	$(0.06)

During the three months ended March 31, 2025 and 2024, 0.1 million and 0.1 million options and 1.9 million and 1.1 million restricted stock units, respectively, were not included in the computation of diluted net income (loss) per share because their effect would have been anti-dilutive.

NOTE 15 - Variable Interest Entities

As of March 31, 2025 and December 31, 2024, we consolidated one entity that is a VIE, that relates to a manufacturing entity for Oru, for which we are the primary beneficiary. Through a management agreement governing the entity, we manage the entity and handle all day-to-day operating decisions. Accordingly, we have the decision-making power over the activities that most significantly impact the economic performance of our VIE and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, manufacturing schedules, production processes, units of production and types of products. The Company is contractually obligated to provide financial support to the VIE.

Total assets of the VIE included on the consolidated balance sheet as of March 31, 2025 and December 31, 2024 were $2.4 million and $2.2 million, respectively. Total liabilities of the VIE included on the consolidated balance sheets as of March 31, 2025 and December 31, 2024 were $2.9 million and $2.8 million, respectively.

The VIE’s assets may only be used to settle the VIE’s obligations and may not be used for other consolidated entities. The VIE’s liabilities are non-recourse to the general credit of the Company’s other consolidated entities.

NOTE 16 - Segments

The Company conducts its worldwide operations through separate business segments, each of which represents major product lines. Operations are conducted in the U.S. and various foreign countries, primarily in Europe, Canada and Australia. Segment reporting is based upon the “management approach,” i.e., how we organize operating segments for which separate financial information is (1) available and (2) evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer.

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

The following table presents the percentage of net sales attributable to the Company’s two reportable segments:

	Percentage of Net Sales
	Solo Stove	Chubbies
Three Months Ended March 31, 2025	33.8%	55.3%
Three Months Ended March 31, 2024	60.3%	34.8%

A single customer contributed greater than 10% of consolidated net sales, at $10.5 million and $11.5 million for the three months ended March 31, 2025 and 2024, respectively, from which both the Solo Stove and Chubbies segments generated net sales activity.

Our sales to foreign customers, mostly attributable to the Solo Stove segment, were $5.6 million and $5.8 million for the three months ended March 31, 2025 and 2024, respectively. The following table presents the percentage of international net sales attributable to our two reportable segments:

	Percentage of International Net Sales
	Solo Stove	Chubbies
Three Months Ended March 31, 2025	88.1%	3.0%
Three Months Ended March 31, 2024	88.1%	2.8%

Net sales to no individual country outside the U.S. accounted for more than 5% of net sales for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31, 2025
(in thousands)	Solo Stove	Chubbies	All Other(1)	Consolidated
Net sales	$26,128	$42,689	$8,435	$77,252
Cost of goods sold	11,470	18,173	5,004	34,647
Marketing expense	5,712	3,314	624	9,650
Employee related compensation	3,309	3,434	971	7,714
Other segment operating expenses(2)	7,123	6,473	1,456	15,052
Segment EBITDA	(1,486)	11,295	380	10,189
Corporate and other non-segment operating expenses(3)				8,104
Restructuring, contract termination and impairment charges				5,839
Depreciation and amortization expenses				6,889
Interest expense, net				5,570
Other non-operating (income) expense				(580)
Income (loss) before income taxes				$(15,633)

Depreciation and amortization expenses	$4,961	$1,389	$539	$6,889

	Three Months Ended March 31, 2024
(in thousands)	Solo Stove	Chubbies	All Other(1)	Consolidated
Net sales	$51,477	$29,657	$4,190	$85,324
Cost of goods sold	20,748	12,408	1,624	34,780
Marketing expense	9,865	3,648	1,499	15,012
Employee related compensation	2,181	3,236	1,109	6,526
Other segment operating expenses(2)	11,038	5,433	1,441	17,912
Segment EBITDA	7,645	4,932	(1,483)	11,094
Corporate and other non-segment operating expenses(3)				11,171
Restructuring, contract termination and impairment charges				—
Depreciation and amortization expenses				6,275
Interest expense, net				3,106
Other non-operating (income) expense				221
Income (loss) before income taxes				$(9,679)

Depreciation and amortization expenses	$4,630	$1,078	$567	$6,275
1 Includes net sales of our operating segments that did not meet the requirements to be considered a reportable segment, which includes net sales of Oru, ISLE and IcyBreeze (through date of wind-down), as well as the consolidating elimination entries that are not specific to our reportable segments.
2 Includes expenses for seller fees, shipping and fulfillment, along with certain fixed and other variable expenses incurred in the normal course of business.
3 Includes corporate general and administrative service expenses of $6.9 million and $7.0 million for the three months ended March 31, 2025 and 2024, respectively, with the remaining non-segment operating expenses being primarily fixed costs.

Net sales exclude all intercompany sales between our reportable segments and All Other, as well as related profits, which were not material for the three months ended March 31, 2025 and 2024.

NOTE 17 - Related Parties

The Company occasionally enters into transactions with related parties in the normal course of business. One related party, which is wholly owned by an employee of Solo Brands and this employee’s immediate family, purchases merchandise from Solo Brands to sell in a certain geographical market. There were no significant sales or expenses associated with related parties for the three months ended March 31, 2025 or 2024.

The accounts receivable associated with this related party is included in accounts receivable, net on the consolidated balance sheets. There were no significant liabilities due to related parties as of March 31, 2025 and December 31, 2024.

(in thousands)	March 31, 2025	December 31, 2024
Accounts receivable due from related party	$1,041	$1,074

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following discussion, references to “we,” “us,” “our,” the “Company,” and similar references mean Solo Brands, Inc. and its consolidated subsidiaries, unless the context otherwise requires. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report, as well as our audited consolidated financial statements included in our 2024 Form 10-K. Some of the numbers included herein have been rounded for the convenience of the presentation. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Item I, Part 1A, “Risk Factors” of our 2024 Form 10-K and elsewhere in this Quarterly Report. See further our “Forward-Looking Statements” in this Quarterly Report.

As previously reported, effective April 22, 2025, our Class A common stock has been suspended from trading on the New York Stock Exchange (“NYSE”). Our Class A common stock is currently being quoted on the OTC Pink Market under the symbol “DTCB”. Pursuant to our right to a review of the staff of NYSE Regulation’s determination to delist our Class A common stock by a Committee of the Board of Directors of the NYSE, on May 6, 2025, we sent a notice to the NYSE appealing the determination of the staff of NYSE Regulation to commence proceedings to delist our Class A common stock from the NYSE. During the appeal period, our Class A common stock remains listed on the NYSE, though trading in the Class A common stock is suspended.

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

For the three months ended March 31, 2025, we experienced a decrease in our net sales from $85.3 million for the three months ended March 31, 2024 to $77.3 million. The decline in net sales was primarily driven by the Solo Stove segment, partially the result of a lack of significant new product launches. The DTC net sales channel was additionally impacted by a reduction in marketing spend within the Solo Stove segment in the first quarter of 2025, with certain offsetting benefits realized through a reduction to operating expenses, as well as an increase in DTC channel net sales within the Chubbies segment. Retail channel net sales improved over the prior year period primarily as a result of increased retail demand over the prior year period within the Chubbies segment, offset in part by the decline in retail channel net sales within Solo Stove segment also driven by the lack of new product launches noted above, resulting in a further decline in strategic retail partner replenishments activity in the current year quarter when compared to the prior year period.

Economic Factors Affecting our Performance

We sell our products in the U.S. as well as various foreign countries, primarily Europe, Canada and Australia. We also source and procure inventory, primarily out of China and Vietnam, with some products sourced through Mexico. As such, we are exposed to and impacted by global macroeconomic factors. In the first and second quarters of 2025, tariffs on goods manufactured in these countries increased significantly. However, the Company did not have any significant purchases in the first quarter of 2025, and as a result, the increased tariffs did not impact inventory on the consolidated balance sheets or cost of goods sold within the consolidated statements of operations and comprehensive income (loss) in such period. We expect inventory and costs of goods sold could increase significantly in future periods as a result of these tariffs, to the extent they remain or become effective.

Tariffs on certain foreign origin goods continue to put pressure on input costs, for which we expect to reduce through contracting with suppliers in lower tariff jurisdictions, while negotiating lower product costs with our current suppliers. Our product lines involve production with steel manufactured outside the U.S., the target of recent tariff actions, impacting virtually all of our Solo Stove brand products. Further, certain of our Oru and TerraFlame brands’ products are produced in, with these products and certain Chubbies brands’ products also being distributed from, Mexico and are subject to any applicable tariffs placed on goods imported from Mexico. These tariffs and retaliatory actions, if sustained, are expected to have a significant adverse effect on our results of operations and margins and on the sales of our products outside the U.S. Any strategies we implement to mitigate the impact of such tariffs or other trade actions may not be successful. In addition, there can be no assurances that we will be able to pass any increased costs from tariffs on to our customers, that demand or profitability will not be materially adversely impacted, or that we will be successful in implementing efforts to mitigate the effect of tariffs on our business. Sourcing materials from domestic suppliers and manufacturing vendors or transitioning production to the U.S. would be a costly and lengthy process with uncertain results. For additional information, see Part I, Item 1A. "Risk Factors" in our 2024 Form 10-K, “Tariffs or other restrictions placed on foreign imports or any related counter-measures are taken by other countries harm our business and results of operations” and “Our products are manufactured by third parties outside of the United States, and our business may be harmed by legal, regulatory, economic, societal, and political risks associated with those markets.”

Current macroeconomic factors, including overall economic and political uncertainty, financial and capital markets instability, new or increasing tariffs, high interest rates and high inflation, remain very dynamic and highly uncertain. The effects of the macroeconomic environment could further reduce our net sales and negatively impact our gross margin, net income (loss) and cash flows.

Discussion within the relevant comparative periods and sections have been included below.

Key Factors Affecting Our Financial Condition and Results of Operations

In the first quarter of 2025, management, along with our Board of Directors, engaged strategic consulting firms to assist with improving the financial results of our operations. This operational improvement is being conducted, primarily, to support the potential refinancing or restructuring of our outstanding debt and included the engagement of restructuring, legal and investment banking consultants to perform financial planning, forecasting and project management activities. Certain of these strategic consulting firms have assisted and are expected to continue to assist us in developing an operational plan for the near and long-term, identify cost saving initiatives to reduce operational expenses and aid in the development of enhanced internal reporting to deliver timely insight to management. Those activities which were determined to be specifically related to the potential refinancing or restructuring of our outstanding debt have been separately capitalized as debt issuance costs. See our policy as it relates to debt issuance costs in Note 1, Significant Accounting Policies and additional information on the debt issuance costs capitalized during the first quarter of 2025 in Note 9, Debt, Net.

The cost saving initiatives identified and executed upon in the first quarter of 2025 were designed to reduce operational expenditures over the long-term, and as a result, in the short-term, the expected benefits from these initiatives have been limited. The key cost saving initiatives and operational planning activities undertaken in the first quarter of 2025 were as follows:

•reduction in force (“RIF”) of management and non-management personnel in an effort to align headcount with the operational needs of the business, resulting in a moderate decline in related expenses in the short term, with the significance of the savings anticipated to be recognized in future periods;
•closure of two distribution centers to reduce fixed costs in the short term and in future periods, as well as unnecessary capacity; and
•reduction in marketing spend within the Solo Stove segment to better align product pricing with our retail partners.

We anticipate that the strategic consulting firms’ activities will continue to occur through, and potentially beyond, any potential refinancing or restructuring date in 2025. Additionally, we are evaluating and identifying additional cost saving initiatives that we may execute in the near term, with certain upfront costs to be reflected within restructuring, contract termination and impairment charges. While these activities are intended to provide future benefit to the Company, most of these activities required cash outlays in the current period, with certain additional cash outlays expected to occur throughout 2025. In order to fund these cash outlays, the Company used cash from operations and borrowings under the Revolving Credit Facility (as defined below). The following table outlines the cash outlays and the period in which they occurred.

Activity	Cash Outlay (dollars in thousands)	Period
Reduction in force	$366	Fiscal year 2025
Closure of distribution centers	564	Q1 2025
Engagement of strategic consulting firms	2,637	Fiscal year 2025

Discussion within the relevant comparative periods and sections have been included below.

Consolidated Results for the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

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

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	$	%
Net sales	$77,252	$85,324	$(8,072)	(9.5)%
Direct-to-consumer net sales	33,800	51,043	(17,243)	(33.8)%
Retail net sales	43,452	34,281	9,171	26.8%

The decrease in net sales for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily driven by a decline in DTC channel net sales within the Solo Stove segment as a result of the reduction in promotional discounting and marketing spend in the current quarter and lack of new product launches, offset in part by increases in DTC channel net sales within the Chubbies segment. Retail channel net sales improved over the prior year period primarily as a result of increased retail demand over the prior year period within the Chubbies segment, offset in part by the decline in retail channel net sales within Solo Stove segment driven by the lack of new product launches and decline in strategic retail partner replenishments activity in the current quarter when compared to the prior year period.

Consolidated Gross Profit and Gross Margin

Gross profit reflects net sales less cost of goods sold, which primarily includes the purchase cost of our products from our third-party manufacturers, inbound freight and duties, costs related to manufacturing of certain of our products, product quality testing and inspection costs and depreciation on molds and equipment that we own.

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	$	%
Gross profit	42,605	50,544	(7,939)	(15.7)%
Gross margin (Gross profit as a % of net sales)(1)	55.2%	59.2%		(400)
(1) Change in gross margin period over period in basis points

Cost of goods sold decreased for the three months ended March 31, 2025 compared to the prior year period, in connection with the decline in net sales. Gross profit for the three months ended March 31, 2025 compared to the prior year period declined 400 basis points, primarily due to the channel mix shifting to more retail this year compared to last year, which generates lower gross margin.

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

•Other Operating Expenses - Other operating expenses include certain costs incurred as a result of being a public company, acquisition-related expenses, business optimization and expansion expenses and management transition costs, including severance.

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	$	%
Operating expenses	$53,248	$56,896	$(3,648)	(6.4)%
Selling, general and administrative expenses	38,990	48,410	(9,420)	(19.5)%
Restructuring, Contract Termination and Impairment Charges	5,839	—	5,839	100.0%
Depreciation and amortization expenses	6,889	6,275	614	9.8%
Other operating expenses	1,530	2,211	(681)	(30.8)%

The decrease in operating expenses for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily driven by a decrease in SG&A, as a result of the decreases in advertising and marketing expenses and a decrease in distribution costs resulting from the decline in DTC net sales.

This decrease was partially offset by increases in restructuring, contract termination and impairment charges, primarily as a result of expenses related to the execution of cost savings initiatives, such as severance resulting from a reduction in force and the costs incurred to exit two distribution centers and engagement of strategic consulting firms for operational performance improvements, as described in detail in Note 2, Restructuring, Contract Termination and Impairment Charges.

Consolidated Interest Expense

Interest expense, net consists primarily of interest on our Revolving Credit Facility and Term Loan (as defined herein).

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	$	%
Interest expense, net	$5,570	$3,106	$2,464	79.3%

Interest expense, net increased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 due to a higher average debt balance.

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

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	$	%
Income tax expense (benefit)	$2,944	$(3,195)	$6,139	(192.1)%

Income tax expense increased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily driven by valuation allowances recorded on the Solo Brands, Inc. deferred tax assets.

Solo Stove Segment Results for the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

Solo Stove Net Sales

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	$	%
Net sales	$26,128	$51,477	$(25,349)	(49.2)%
Direct-to-consumer net sales	18,512	37,419	(18,907)	(50.5)%
Retail net sales	7,616	14,058	(6,442)	(45.8)%

The decrease in net sales for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was driven by declines in both DTC and retail channel net sales, each of which was impacted by a lack of new product launches. DTC channel net sales were further impacted by a reduction in promotional discounting to better align to our retail partners and marketing spend in the current quarter, which, while resulting in a decline in net sales, resulted in an overall reduction to operating expenses. Retail channel net sales within the Solo Stove segment were additionally impacted by a decline in replenishment orders, as many of our strategic retail partners held sufficient inventory from the fourth quarter 2024 selling season, with the prior year benefiting from replenishment orders from these vendors due to sell through of held inventory balances in the fourth quarter 2023 selling season.

Solo Stove Cost of Goods Sold

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	$	%
Cost of goods sold	11,470	20,748	(9,278)	(44.7)%

The decrease in cost of goods sold for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily in line with the decrease in net sales. The lessened decline in cost of goods sold when compared to the decline in net sales was driven by channel mix, with retail channel net sales, which typically result in higher cost of goods sold, comprising a larger percentage of net sales for the current year period when compared to the prior year period.

Solo Stove Segment Operating Expenses

Segment operating expenses consist of (1) marketing expenses, (2) employee related expenses, such as wages and benefits, and (3) other segment operating expenses, which primarily consist of seller fees, shipping and fulfillment related expenses.

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	$	%
Segment operating expenses	$16,144	$23,084	$(6,940)	(30.1)%
Marketing expenses	5,712	9,865	(4,153)	(42.1)%
Employee related compensation	3,309	2,181	1,128	51.7%
Other segment operating expenses	7,123	11,038	(3,915)	(35.5)%

Segment operating expenses decreased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, with a decrease in brand level marketing expenses, as well as decreases in other segment operating expenses as a result of a decrease in seller fees and shipping expenses, each stemming from the decline in DTC channel net sales.

Chubbies Segment Results for the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

Chubbies Net Sales

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	$	%
Net sales	$42,689	$29,657	$13,032	43.9%
Direct-to-consumer net sales	13,483	10,630	2,853	26.8%
Retail net sales	29,206	19,027	10,179	53.5%

The increase in net sales for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was driven by increases within the retail net sales channel as a result of continued growth within our retail strategic partnerships, coupled with the ongoing ability to identify and meet consumer demands within the DTC net sales channel, with both website and owned retail store performance exceeding the prior period.

Chubbies Cost of Goods Sold

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	$	%
Cost of goods sold	18,173	12,408	5,765	46.5%

The increase in cost of goods sold for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily the result of the increase in net sales. The greater increase in cost of goods sold when compared to the increase in net sales was driven by channel mix, as a result of the growth in retail channel net sales, which typically result in higher cost of goods sold.

Chubbies Segment Operating Expenses

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	$	%
Segment operating expenses	$13,221	$12,317	$904	7.3%
Marketing expenses	3,314	3,648	(334)	(9.2)%
Employee related compensation	3,434	3,236	198	6.1%
Other segment operating expenses	6,473	5,433	1,040	19.1%

The increase in segment operating expenses for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily driven by increases in other segment operating expenses as a result of an increase in seller fees, shipping and fulfillment related expenses as a result of the increase in DTC channel net sales.

Liquidity and Capital Resources

Historically, our cash requirements have principally been for working capital purposes and acquisitions. In the short-term, our cash requirements are for working capital and payment of restructuring and other fees. We expect these and other cash needs to continue as we seek to develop and grow our business. In the future, potential growth opportunities, such as continued expansion into international markets and possible brand and mission consistent acquisition opportunities, would significantly increase our expenses (including our capital expenditures) and cash requirements. We fund our working capital, which is primarily comprised of inventory, accounts payable, and accounts receivable, net, and other cash requirements from cash flows from operating activities, cash on hand, and borrowings under our Revolving Credit Facility. Our cash flows from operating activities and borrowings under the Revolving Credit Facility are our principal sources of liquidity. Cash flows from operating activities result primarily from the sales of our portfolio of products. Our future product sales and our cash flows are difficult to predict, and actual sales may not be in line with our forecasts.

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

The table below reflects our sources, facilities and availability of liquidity as of March 31, 2025. See below for details on our outstanding debt balance as of March 31, 2025.

	Liquidity Sources and Facilities	Availability
Cash and cash equivalents	$206,394	$206,394
Revolving Credit Facility	346,322	—
Term Loan	82,500	—

Going Concern

Substantial doubt about our ability to continue as a going concern exists. We incurred a net loss of $18.6 million during the quarter ended March 31, 2025 and had an accumulated deficit of $241.0 million. We had cash and cash equivalents of $206.4 million and total debt outstanding of $427.9 million as of March 31, 2025. As of March 31, 2025, we were not in compliance with the interest coverage ratio and total net leverage ratio financial covenants under the credit agreement governing the Term Loan and the Revolving Credit Facility and, without a waiver or forbearance from the lenders thereunder, it is likely that we will be required to report non-compliance with these covenants under the credit agreement with the delivery of the covenant compliance certificate for the first quarter of 2025. As a result, our outstanding debt balance of $427.9 million has been reclassified from a non-current liability to a current liability, as of March 31, 2025. Upon the determination of an event of default under the credit agreement, the lenders could elect to declare all amounts outstanding under the credit facility immediately due and payable and exercise other remedies as set forth in the credit agreement.

We are continuing our evaluation of strategies to refinance our existing debt and are engaged in discussions and negotiations with the lenders under the credit agreement governing the Term Loan and the Revolving Credit Facility. The Company’s strategies include restructuring or refinancing our debt, obtaining a waiver or forbearance, issuing new debt or entering into other financing arrangements or filing to commence proceedings under Chapter 11 of the U.S. Bankruptcy Code. In addition, our plans continue to be focused on improving our results and liquidity through a variety of cost savings and operational improvements throughout 2025, which include a reduction of force and closures of select distribution centers that were completed in the first quarter of 2025, as discussed in Note 2, Restructuring, Contract Termination and Impairment Charges. However, there can be no assurance that we will be able to refinance or restructure our debt, issue new debt or enter into other financing arrangements, obtain a waiver or forbearance or other relief from the lenders, or that we will be able to execute any further cost savings or operational improvements. While we believe our plans to refinance or restructure our indebtedness, obtain relief from the lenders, or issue new debt or enter into other financing arrangements and execute cash savings and operational improvements can alleviate the conditions that raise substantial doubt, these plans are not entirely within our control and cannot be assessed as being probable of occurring.

Without an agreement or a waiver or forbearance from the lenders under our credit agreement, we will not be able to meet our cash obligations for the next twelve months.

Revolving Credit Facility and Term Loan

On May 12, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., the Lenders and L/C Issuers party thereto (each as defined therein) and the other parties thereto (as subsequently amended on June 2, 2021, September 1, 2021 and May 22, 2023, the “Revolving Credit Facility”). As so amended, the Revolving Credit Facility allows us to borrow up to $350.0 million of revolving loans, including the ability to issue up to $20.0 million in letters of credit, with $3.7 million of letters of credit issued and outstanding as of March 31, 2025. While our issuance of letters of credit does not increase our borrowings outstanding under the Revolving Credit Facility, it does reduce the amounts available under the Revolving Credit Facility. The Revolving Credit Facility matures on May 12, 2026 and bears interest at a rate equal to the base rate as defined in the agreement plus an applicable margin, which as of March 31, 2025, was based on SOFR. Interest is due on the last business day of each March, June, September and December. Principal under the Revolving Credit Facility is not due until maturity.

In addition to the above, the amendment on September 1, 2021 included a provision to borrow up to $100.0 million under a term loan (the “Term Loan”). The proceeds from the Term Loan were used to fund the Chubbies acquisition. The Term Loan matures on May 12, 2026 and bears interest at a rate equal to the base rate as defined in the agreement plus an applicable margin, which as of March 31, 2025, was based on SOFR. We were required to make quarterly principal payments on the Term Loan beginning on December 31, 2021. All outstanding principal and interest due on the Term Loan are due at maturity. All required principal payments were made on time and with available cash through the three months ended March 31, 2025. Interest payments are due on a quarterly basis under the Term Loan, with the same due dates as noted for the Revolving Credit Facility above.

The Revolving Credit Facility and Term Loan are subject to certain financial and non-financial covenants as described in our 2024 Form 10-K in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Cash Flows

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	$	%
Cash flows provided by (used in):
Operating activities	$(75,188)	$(18,527)	$(56,661)	305.8%
Investing activities	(3,207)	(2,387)	(820)	(34.4)%
Financing activities	272,811	16,344	256,467	(1569.2)%

Operating activities

The $56.7 million increase in cash used in operating activities period over period, was due to a $41.9 million increase in cash usage from changes in operating assets and liabilities (“working capital”), which was primarily driven by an increase in cash usage in the current quarter for accounts payable as of December 31, 2024, with the significant amount of payables related to inventory purchases and marketing expenses incurred in the fourth quarter of 2024. The increase in changes in working capital was coupled with an increase in cash usage of $14.8 million from changes in net income (loss) after non-cash adjustments, driven by a decline in our operations, primarily net sales, reflected through changes in net income (loss).

Investing activities

The $0.8 million increase in cash used in investing activities in the current period when compared to the prior period was due to an increase in capital expenditures.

Financing activities

The $256.5 million increase in cash provided by financing activities in the current period when compared to the prior period was primarily driven by a $252.3 million increase in cash provided by net draw downs and payments on our debt.

Contractual Obligations

As of March 31, 2025, discussion of payment with the vendor for which the remaining commitment of $5.4 million resulting from the termination of an agreement for advertising services, previously disclosed within our 2024 Form 10-K, with payment due in the first quarter of 2025, remains ongoing. We have accrued a nominal amount of interest on the unpaid balance, as required by the agreement, and anticipate resolution and payment to occur within the first half of 2025.

For information regarding our contractual obligations, see above under “Going Concern,” Note 1, Significant Accounting Policies and Note 9, Debt, Net in this Quarterly Report and Note 14, Leases and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2024 Form 10-K.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. In preparing the consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions.

See Note 2 - Significant Accounting Policies, to the audited consolidated financial statements included in our 2024 Form 10-K for more information about our significant accounting policies, including our critical accounting policies. The critical accounting estimates that reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are described in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2024 Form 10-K. During the three months ended March 31, 2025, there were no material changes to our critical accounting policies and estimates from those discussed in our 2024 Form 10-K. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see “Recently Adopted Accounting Pronouncements” and “Recently Issued Accounting Pronouncements—Not Yet Adopted” in Note 1 - Significant Accounting Policies, to the unaudited consolidated financial statements included elsewhere in this Quarterly Report.

JOBS Act

We currently qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Accordingly, we are provided the option to adopt new or revised accounting guidance either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. Until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act, we have elected to adopt new or revised accounting guidance within the same time period as private companies, unless management determines it is preferable to take advantage of early adoption provisions offered within the applicable guidance. Our utilization of these transition periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the transition periods afforded under the JOBS Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates.

Interest Rate Risk

We have a long-term credit facility and separate term loan that bear variable interest rates based on prime, federal funds, or SOFR plus an applicable margin based on our total net leverage ratio. As of March 31, 2025, we had indebtedness of $346.3 million and $82.5 million, with annualized rates of interest of 6.52% and 6.43%, under our Revolving Credit Facility and Term Loan, respectively. As of March 31, 2025, we have not entered into any interest rate swap contracts. A 100 bps increase in SOFR would increase our interest expense by approximately $4.3 million in any given year.

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

Commodity Price Risk

The primary raw materials and components used by our contract manufacturing partners include stainless steel and aluminum. We believe these materials are readily available from multiple vendors. Certain of these products use petroleum or natural gas as inputs. However, we do not believe there is a significant direct correlation between petroleum or natural gas prices and the costs of our products. The U.S. government has imposed tariffs on certain foreign goods from a variety of countries and regions. If we become unable to recover a substantial portion of any increased tariff related costs from our customers, manufacturers, or other available avenues, the imposition of the new or increased international tariffs could materially and adversely affect our business, financial condition and results of operations. We will continue to monitor international trade policy and will make adjustments to our supply base where possible to mitigate the impact on our costs. We do not currently hedge commodity price risk.

Foreign Currency Risk

Our international sales are primarily denominated in local currencies. During the three months ended March 31, 2025 and 2024, net sales in international markets accounted for 7.2% and 6.7% of our consolidated net sales, respectively. Therefore, we do not believe exposure to foreign currency fluctuations had a material impact on our net sales. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. In addition, our suppliers may incur many costs, including labor costs, in other currencies. To the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margin. In addition, a strengthening of the U.S. dollar may increase the cost of our products to our customers outside of the United States. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. A 100 bps unfavorable change in foreign currency exchange rates to which we are exposed would increase our operating expenses and decrease our net sales by a nominal amount for the three months ended March 31, 2025.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weakness in our internal control over financial reporting as described below and in Part II, Item 9A. “Controls and Procedures” in our 2024 Form 10-K.

Material Weakness

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

During the first quarter of 2025, we continued to work to (i) identify key systems, processes and controls that require improved documentation, (ii) identify segregation of duties conflicts to remove inappropriate access to systems, (iii) develop policies and procedures to govern the areas of information technology change management, (iv) increase the training of accounting and finance staff in relevant areas, (v) distinguish areas with significant risks posed by resource constraints and augmentation of these areas with qualified and experienced external resources, and (vi) launch enterprise wide system implementation projects. While progress was made to remediate the material weakness, as of March 31, 2025, we remained in the process of developing and implementing these enhanced processes and procedures and testing the operating effectiveness of these improved controls. We continue to devote significant time and attention to these efforts. In addition, the material weakness will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective.

Changes in Internal Control over Financial Reporting

We continue to work to remediate our material weakness in our internal control over financial reporting as described above. Other than such ongoing remediation efforts, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information on the Company’s legal proceedings is set forth under Part I, Item 3. "Legal Proceedings” in our 2024 Form 10-K. There have been no material changes to the legal proceedings as described in the 2024 Form 10-K.

Item 1A. Risk Factors

You should carefully consider the risk factors set forth under Part I, Item 1A. "Risk Factors" in our 2024 Form 10-K, which risk factors are incorporated herein by reference. Such risks could materially affect our business, financial condition, and future results and are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes to the risk factors previously disclosed in our 2024 Form 10-K other than the below.

Our financial condition raises substantial doubt as to our ability to continue as a going concern.

We incurred a net loss of $18.6 million during the quarter ended March 31, 2025 and had an accumulated deficit of $241.0 million as of March 31, 2025. We had cash and cash equivalents of $206.4 million and total debt outstanding of $427.9 million as of March 31, 2025. As of March 31, 2025, we were not in compliance with the interest coverage ratio and total net leverage ratio financial covenants under the credit agreement governing the Term Loan and the Revolving Credit Facility and, without a waiver or forbearance from the lenders thereunder, it is likely that we will be required to report non-compliance with these covenants under the credit agreement with the delivery of the covenant compliance certificate for the first quarter of 2025. As a result, our outstanding debt balance of $427.9 million has been reclassified from a non-current liability to a current liability, as of March 31, 2025. Upon the determination of an event of default under the credit agreement, the lenders could elect to declare all amounts outstanding under the credit facility immediately due and payable and exercise other remedies as set forth in the credit agreement.

We are continuing our evaluation of strategies to refinance our existing debt and are engaged in discussions and negotiations with the lenders under the credit agreement governing the Term Loan and the Revolving Credit Facility. The Company’s strategies include restructuring or refinancing our debt, obtaining a waiver or forbearance, issuing new debt or entering into other financing arrangements or filing to commence proceedings under Chapter 11 of the U.S. Bankruptcy Code. In addition, our plans continue to be focused on improving our results and liquidity through a variety of cost savings and operational improvements throughout 2025, which include a reduction of force and closures of select distribution centers that were completed in the first quarter of 2025, as discussed in Note 2, Restructuring, Contract Termination and Impairment Charges. However, there can be no assurance that we will be able to refinance or restructure our debt, issue new debt or enter into other financing arrangements, obtain a waiver or forbearance or other relief from the lenders, or that we will be able to execute any further cost savings or operational improvements. While we believe our plans to refinance or restructure our indebtedness, obtain relief from the lenders, or issue new debt or enter into other financing arrangements and execute cash savings and operational improvements can alleviate the conditions that raise substantial doubt, these plans are not entirely within our control and cannot be assessed as being probable of occurring.

Our recurring losses, negative cash flow, expected non-compliance reporting under the credit agreement, need for additional financing and the uncertainties surrounding our ability to obtain such financing, improve our results and liquidity, or execute specific initiatives, raise substantial doubt about our ability to continue to execute our operating plan as currently intended. Additional financing, whether in the form of equity or debt, may not be available to us on acceptable terms, on a timely basis, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business would be materially harmed. Furthermore, any new equity we issue will likely result in substantial dilution to our existing stockholders.

If we are unable to obtain a waiver or forbearance or other agreement from the lenders under the credit agreement, obtain additional financing, improve our results or liquidity or execute any operational improvements, we will be unable to continue to fund our operations, continue to sell our products, realize value from our assets, or discharge our liabilities in the normal course of business. If we become unable to continue as a going concern, we could have to liquidate our assets, and potentially realize significantly less than the values at which they are carried on our financial statements, and stockholders could lose all or part of their investment.

If we file to commence proceedings under Chapter 11 of the U.S. Bankruptcy Code, our operations and ability to develop and execute our business plan, and our ability to continue as a going concern, are subject to the risks and uncertainties associated with bankruptcy. As such, filing for Chapter 11 is likely to have a material adverse effect on our business, financial condition, results of operations and liquidity. During any Chapter 11 cases, our senior management would be required to spend a significant amount of time and effort attending to the restructuring of the business instead of focusing exclusively on our business operations. Bankruptcy Court protection also might make it more difficult to retain management and other employees necessary to the success and growth of our business.

Additionally, our financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Thus, our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The potential delisting of our Class A common stock from NYSE and our trading on the OTC Pink Market is expected to result in a more limited market and lack of liquidity for our securities and may make it more difficult to raise funds on terms acceptable to us, or at all.

On April 22, 2025, the NYSE notified us, and publicly announced, that it had determined to commence proceedings to delist our Class A common stock as a result of the Company’s non-compliance with Rule 802.01D of the NYSE Listed Company Manual due to the Class A common stock trading at “abnormally low price” levels and that trading in the Class A common stock was suspended immediately. Pursuant to our right to a review of the NYSE staff’s determination to delist our Class A common stock by the Board of Directors of the NYSE, we submitted notice of our appeal of the staff of the NYSE Regulation’s determination on May 6, 2025. The NYSE will apply to the SEC to delist the Class A common stock upon completion of all applicable procedures, including our appeal of the NYSE Regulation staff’s decision, if such appeal is unsuccessful.

Our Class A common stock is currently quoted on the OTC Pink Market. The OTC Pink Market is a significantly more limited market than the national securities exchanges such as the NYSE, or Nasdaq stock exchange, and there are lower financial or qualitative standards that a company must meet to have its stock quoted on the OTC Pink Market. The OTC Pink Market is an inter-dealer quotation system much less regulated than the major exchanges, and trading in our Class A common stock may be subject to additional volatility, which may have little to do with our operations or business prospects. This volatility could further depress the market price of our Class A common stock for reasons unrelated to operating performance. These factors may result in investors having difficulty reselling any shares of our Class A common stock and could have a long-term adverse impact on our ability to raise capital in the future. The Company can provide no assurance that the Class A common stock will trade or continue to trade on this market, whether broker-dealers will provide public quotes of the Class A Common Stock on this market, or whether the trading volume of the Class A common stock will be sufficient to provide for an efficient trading market.

In addition, the quotation of our stock in OTC Pink Market is expected to result in a less liquid market available for existing and potential stockholders to trade shares of our Class A common stock, which could further depress the trading price of our Class A common stock, and could have a long-term adverse impact on our ability to raise capital in the future. There can be no assurance that we will be successful in our appeal of the NYSE Regulation’s determination or that our Class A common stock will be listed on a national securities exchange or a national quotation service in the future. In addition, our potential delisting from the NYSE may decrease securities analysts’ coverage of us or diminish investor, supplier and employee confidence.

If shares of our Class A common stock become subject to the penny stock rules, it would become more difficult to trade them.

The SEC has adopted regulations that generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions, including an exemption for any securities listed on a national securities exchange. The rules impose additional sales practice requirements on broker-dealers for transactions involving “penny stock”, with some exceptions. If shares of our Class A common stock are determined to be “penny stock”, broker-dealers may find it more difficult to trade such securities and investors may find it more difficult to acquire or dispose of such securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

There were no sales of unregistered securities during the three months ended March 31, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a) None.
(b) None.
(c) During the three months ended March 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Solo Brands, Inc.	S-8	333-260826	4.1	11/5/2021
3.2	Amended and Restated Bylaws of Solo Brands, Inc.	S-8	333-260826	4.2	11/5/2021
10.1#	Board Letter, dated as of January 22, 2025, by and between Solo Brands, Inc. and Elisabeth Vanzura	10-K	001-40979	10.20	3/12/2025
31.1	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Solo Brands, Inc.

Date:	May 12, 2025	By:	/s/ John P. Larson
John P Larson
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2025	By:	/s/ Laura Coffey
Laura Coffey
Chief Financial Officer
(Principal Financial Officer)