Form 10-Q
period 2025-06-30
Solo Brands, Inc.
filed 2025-08-06
CIK 1870600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or

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

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	SBDS	New York Stock Exchange

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

As of August 4, 2025, there were 1,647,346 shares of the registrant’s Class A common stock, $0.001 par value per share, outstanding and 827,326 shares of the registrant’s Class B common stock, $0.001 par value per share, outstanding. The foregoing reflects the reverse stock split of the registrant’s Class A common stock and Class B common stock that became effective on July 8, 2025.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) of Solo Brands, Inc. (the “Company,” “we,” “our,” or “us”) contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to statements regarding our future ability to continue as a going concern, our ability to transform our business, improve our liquidity and long-term capital structure, including through the continued execution of cost saving and operational improvements, our compliance with the listing standards of the New York Stock Exchange (the “NYSE”), expectations with respect to the trading of our Class A common stock following the reverse stock split and trading reinstatement on the NYSE effected in July 2025, our future results of operations and financial position, the effect of tariffs, industry and business trends, business strategy, plans, market growth and our objectives for future operations.

The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, our future ability to continue as a going concern; our ability to realize expected benefits from our strategic plans; our ability to implement any restructuring and cost-reduction efforts; our limited liquidity; our ability to mitigate the impact of new and increased tariffs and similar restrictions on our business; our reliance on third-party manufacturers, which operate mostly outside of the U.S., and problems with, or the loss of, our suppliers or an inability to obtain raw materials; our dependence on cash generated from operations to support our business and our growth initiatives; our continued ability to comply with the listing standards of the NYSE; the effects of the reverse stock split effected in July 2025 on the trading of our Class A common stock; risks associated with fluctuations in the price of our Class A common stock; risks associated with our indebtedness, including the limits imposed by our indebtedness to invest in the ongoing needs of our business; our ability to maintain and strengthen our brand to generate and maintain ongoing demand for our products; our ability to design, develop and introduce new products; our ability to manage our future growth effectively; our ability to expand into additional markets; risks associated with our international operations; our inability to sustain historic growth rates; our ability to cost-effectively attract new customers and retain our existing customers; the highly competitive market in which we operate; our failure to maintain product quality and product performance at an acceptable cost; the impact of product liability and warranty claims and product recalls, including write-offs; geopolitical actions, natural disasters, or pandemics; the ability of our largest stockholders to influence corporate matters; and the important factors discussed in Part I, Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 12, 2025, and in Part II, Item 1A. “Risk Factors” in this Quarterly Report, as any such factors may be updated from time to time in its other filings with the SEC. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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
i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLO BRANDS, INC.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except par value and per share data)	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$18,118	$11,980
Accounts receivable, net of allowance for credit losses of $1.4 million and $1.1 million as of June 30, 2025 and December 31, 2024, respectively	32,176	39,440
Inventory	84,130	108,575
Prepaid expenses and other current assets	14,188	12,223
Total current assets	148,612	172,218
Non-current assets
Property and equipment, net	17,081	24,195
Intangible assets, net	181,385	189,701
Goodwill	73,119	73,119
Operating lease right-of-use assets	22,920	27,683
Other non-current assets	16,583	8,144
Total non-current assets	311,088	322,842
Total assets	$459,700	$495,060

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,947	$69,598
Accrued expenses and other current liabilities	29,103	41,661
Deferred revenue	1,445	1,829
Current portion of long-term debt	600	8,625
Total current liabilities	41,095	121,713
Non-current liabilities
Long-term debt, net	237,759	142,060
Deferred tax liability	5,390	6,795
Operating lease liabilities	18,214	22,079
Other non-current liabilities	1,382	9,056
Total non-current liabilities	262,745	179,990

Commitments and contingencies (Note 1)

Shareholders’ equity
Class A common stock, par value $0.001 per share; 475,000,000 shares authorized; 1,622,675 and 1,470,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2	1
Class B common stock, par value $0.001 per share; 50,000,000 shares authorized, 827,326 shares issued and outstanding as of June 30, 2025 and December 31, 2024	1	1
Additional paid-in capital	368,686	363,691
Retained earnings (accumulated deficit)	(254,303)	(228,814)
Accumulated other comprehensive income (loss)	(253)	(434)
Treasury stock	(949)	(733)
Equity attributable to the controlling interest	113,184	133,712
Equity attributable to non-controlling interests	42,676	59,645
Total equity	155,860	193,357
Total liabilities and equity	$459,700	$495,060

See Notes to Consolidated Financial Statements (Unaudited)

SOLO BRANDS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2025	2024	2025	2024
Net sales	$92,257	$131,550	$169,509	$216,874
Cost of goods sold	35,658	48,913	70,305	83,693
Gross profit	56,599	82,637	99,204	133,181
Operating expenses
Selling, general & administrative expenses	47,686	70,808	86,676	119,218
Restructuring, contract termination and impairment charges	10,251	—	16,090	—
Depreciation and amortization expenses	6,394	6,406	13,283	12,681
Other operating expenses	2,103	3,183	3,633	5,394
Total operating expenses	66,434	80,397	119,682	137,293
Income (loss) from operations	(9,835)	2,240	(20,478)	(4,112)
Non-operating (income) expense
Interest expense, net	5,989	3,563	11,559	6,669
Other non-operating (income) expense	3,267	20	2,687	241
Total non-operating (income) expense	9,256	3,583	14,246	6,910
Income (loss) before income taxes	(19,091)	(1,343)	(34,724)	(11,022)
Income tax expense (benefit)	1,676	2,694	4,620	(501)
Net income (loss)	(20,767)	(4,037)	(39,344)	(10,521)
Less: net income (loss) attributable to noncontrolling interests	(7,299)	(926)	(13,684)	(4,008)
Net income (loss) attributable to Solo Brands, Inc.	$(13,468)	$(3,111)	$(25,660)	$(6,513)

Other comprehensive income (loss)
Foreign currency translation, net of tax	$181	$33	$181	$76
Comprehensive income (loss)	(20,586)	(4,004)	(39,163)	(10,445)
Less: other comprehensive income (loss) attributable to noncontrolling interests	64	12	64	27
Less: net income (loss) attributable to noncontrolling interests	(7,299)	(926)	(13,684)	(4,008)
Comprehensive income (loss) attributable to Solo Brands, Inc.	$(13,351)	$(3,090)	$(25,543)	$(6,464)

Net income (loss) per Class A common stock
Basic and diluted	$(8.93)	$(2.14)	$(17.06)	$(4.48)

Weighted-average Class A common stock outstanding
Basic and diluted	1,509	1,457	1,504	1,455

See Notes to Consolidated Financial Statements (Unaudited)

SOLO BRANDS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(39,344)	$(10,521)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	13,799	13,127
Noncash operating lease expense	3,828	4,633
Loss on disposition of the TerraFlame manufacturing operations	1,441	—
Equity-based compensation, net	962	2,866
Other	414	577
Restructuring, contract termination and impairment charges	(588)	—
Change in fair value of contingent consideration	(787)	162
Deferred income taxes	(1,405)	890
Changes in assets and liabilities
Accounts receivable	2,123	5,709
Inventory	26,331	10,598
Prepaid expenses and other current assets	(1,935)	(8,068)
Accounts payable	(58,306)	2,349
Accrued expenses and other current liabilities	(11,781)	(17,480)
Deferred revenue	(395)	(2,465)
Operating lease liabilities	(3,292)	(2,156)
Other non-current assets and liabilities	4,679	(3,069)
Net cash (used in) provided by operating activities	(64,256)	(2,848)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - patents, property and equipment	(2,940)	(3,060)
Capital expenditures - software	(3,474)	(2,165)
Net cash (used in) provided by investing activities	(6,414)	(5,225)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities and term loans	277,322	30,000
Repayments of revolving credit facilities and term loans	(179,322)	(17,500)
Debt issuance costs paid	(18,502)	—
Net consideration paid to Former Sellers of TerraFlame	(2,500)	—
Finance lease liability principal paid	(155)	—
Distributions to non-controlling interests	—	(4,284)
Surrender of stock to settle taxes on restricted stock awards	(216)	(153)
Stock issued under employee stock purchase plan	—	178
Net cash (used in) provided by financing activities	76,627	8,241
Effect of exchange rate changes on cash	181	90
Net change in cash and cash equivalents	6,138	258
Cash and cash equivalents balance, beginning of period	11,980	19,842
Cash and cash equivalents balance, end of period	$18,118	$20,100

See Notes to Consolidated Financial Statements (Unaudited)

SOLO BRANDS, INC.
Consolidated Statements of Equity
(Unaudited)

	Class A Common Stock		Class B Common Stock
(In thousands)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Shareholders’ Equity
Balance at December 31, 2024	1,470	$1	827	$1	$363,691	$(228,814)	$(434)	$(733)	$59,645	$193,357
Net income (loss)	—	—	—	—	—	(12,192)	—	—	(6,385)	(18,577)
Equity-based compensation, net of income tax expense (benefit)	10	—	—	—	368	—	—	—	(313)	55
Surrender of stock to settle taxes on equity awards	—	—	—	—	—	—	—	(213)	—	(213)
Vested equity-based compensation and re-allocation of ownership percentage	—	—	—	—	(9)	—	—	—	9	—
Balance at March 31, 2025	1,480	$1	827	$1	$364,050	$(241,006)	$(434)	$(946)	$52,956	$174,622
Net income (loss)	—	—	—	—	—	(13,468)	—	—	(7,299)	(20,767)
Equity-based compensation, net of income tax expense (benefit)	—	—	—	—	582	—	—	—	325	907
Other comprehensive income (loss)	—	—	—	—	—	—	181	—	—	181
Surrender of stock to settle taxes on equity awards	—	—	—	—	—	—	—	(3)	—	(3)
Issuance of Class A common stock in lieu of cash lender consent fee	122	—	—	—	750	—	—	—	—	750
Other	—	—	—	—	(2)	171	—	—	—	169
Vested equity-based compensation and re-allocation of ownership percentage(1)	21	—	—	—	3,306	—	—	—	(3,306)	—
Balance at June 30, 2025	1,623	$2	827	$1	$368,686	$(254,303)	$(253)	$(949)	$42,676	$155,860
(1) Reflects the re-allocation of equity from the non-controlling interest to the Company in relation to the share issuance to a certain lender in lieu of a cash consent fee, in connection with the refinancing activity described in Note 11, Debt, Net.

See Notes to Consolidated Financial Statements (Unaudited)

SOLO BRANDS, INC.
Consolidated Statements of Equity
(Unaudited)

	Class A Common Stock		Class B Common Stock
(In thousands)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2023	1,449	$1	826	$1	$357,474	$(115,458)	$(230)	$(526)	$131,001	$372,263
Net income (loss)	—	—	—	—	—	(3,402)	—	—	(3,082)	(6,484)
Equity-based compensation, net of income tax expense (benefit)	—	—	—	—	1,109	—	—	—	—	1,109
Other comprehensive income (loss)	—	—	—	—	—	—	(43)	—	—	(43)
Tax distributions to non-controlling interests	—	—	—	—	—	—	—	—	(4,284)	(4,284)
Surrender of stock to settle taxes on equity awards	—	—	—	—	—	—	—	(122)	—	(122)
Vested equity-based compensation and re-allocation of ownership percentage	5	—	1	—	(349)	—	—	—	349	—
Balance at March 31, 2024	1,454	$1	827	$1	$358,234	$(118,860)	$(273)	$(648)	$123,984	$362,439
Net income (loss)	—	—	—	—	—	(3,111)	—	—	(926)	(4,037)
Equity-based compensation, net of income tax expense (benefit)	—	—	—	—	1,230	—	—	—	—	1,230
Other comprehensive income (loss)	—	—	—	—	—	—	(33)	—	—	(33)
Employee stock purchase plan	1	—	—	—	179	—	—	—	—	179
Surrender of stock to settle taxes on equity awards	—	—	—	—	—	—	—	(31)	—	(31)
Vested equity-based compensation and re-allocation of ownership percentage	7	—	—	—	41	—	—	—	(41)	—
Balance at June 30, 2024	1,462	$1	827	$1	$359,684	$(121,971)	$(306)	$(679)	$123,017	$359,747

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

Reverse Stock Split

On July 8, 2025, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of all issued and outstanding shares of the Company’s common stock at a ratio of 1-for-40. The reverse stock split did not change the par value or the authorized number of shares of the Company’s common stock. The Company’s condensed consolidated financial statements present the retroactive effect of the reverse stock split on the Company’s Class A and Class B common stock and per share amounts for all periods presented. Additional information about the reverse stock split can be found in Note 20, Subsequent Events.

Going Concern Evaluation

The consolidated financial statements have been prepared in accordance with U.S. GAAP assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of the filing dates of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and Quarterly Report on Form 10-Q for the three months ended March 31, 2025, the Company concluded that substantial doubt existed about the Company’s ability to continue as a going concern for one year following the issuance of each of the financial statements as a result of the Company’s net losses, accumulated deficit and liquidity position, as well as the Company’s noncompliance with certain financial covenants under the credit agreement governing the 2021 Revolving Credit Facility (as defined herein) and the 2021 Term Loan (as defined herein) as of March 31, 2025.

On June 13, 2025, the Company entered into Amendment No. 4 to Credit Agreement and Limited Waiver and Amendment No. 1 to Security Agreement (the “2025 Refinancing Amendment”), which amends the credit agreement dated as of May 12, 2021 (as amended by Amendment No. 1, dated as of June 2, 2021, Amendment No. 2, dated as of September 1, 2021, Amendment No. 3, dated as of May 22, 2023, the “Credit Agreement” and as further amended by the 2025 Refinancing Amendment, the “Amended Credit Agreement”), by and among the Borrower, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and letter of credit issuer, and the lenders party thereto.

The 2025 Refinancing Amendment amended the Credit Agreement to, among other things, effect a restructuring of all revolving loans and term loans then outstanding. The 2025 Refinancing Amendment resulted in extended maturities, lower short-term cash requirements as a result of the Company’s ability to make certain interest payments in-kind, and deferral with respect to compliance with certain financial covenants for a certain period of time, as further described below. As a result, the 2025 Refinancing Amendment provided the Company with financial flexibility and a longer runway to continue the Company’s efforts to stabilize and transform the business. Following the 2025 Refinancing Amendment, the Company’s plans continue to be focused on improving its financial results and liquidity through a variety of cost saving and operational improvements throughout 2025 and beyond as further discussed in Note 2, Restructuring, Contract Termination and Impairment Charges.

The first full measurement period for certain of the Company’s financial covenants under the 2025 Refinancing Amendment will occur in the third quarter of 2026, beyond the twelve month look-forward period for this going concern evaluation. The Company is required to meet a Credit Agreement Adjusted EBITDA floor for the twelve months ended December 31, 2025, in addition to compliance with other non-financial covenants. While the 2025 Refinancing Amendment included amended financial covenants, as described in further detail in Note 11, Debt, Net, the Company expects to be in compliance with such covenants and believes its cash, cash equivalents and cash from operating activities will be sufficient to fund the Company’s obligations for at least the next twelve months following the issuance of these financial statements. As a result, the conditions that previously raised substantial doubt about the Company’s ability to continue as a going concern have been alleviated as of August 6, 2025.

In the longer-term, if the Company fails to realize the expected benefits from its cost saving and operational improvement initiatives, if the Company’s liquidity condition deteriorates, or if the Company pursues potential growth opportunities that are not successful, the Company’s business, operating results and financial condition could be materially adversely impacted and could result in the violation of its financial and nonfinancial covenants, which may require it to seek additional funds from issuances of equity or debt, including from additional credit facilities or loans from other sources. There is no guarantee that such sources will be available when needed, or at all.

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

Debt Issuance Costs

Debt issuance costs related to term debt are recorded as a direct deduction from the carrying value of the associated debt liability on the consolidated balance sheets. The costs are amortized using the effective interest rate method over the term of the related debt. Debt issuance costs related to revolving loans are recorded within other non-current assets and amortized straight-line over the term of the related debt. Amortization of debt issuance costs are recorded as a component of interest expense, net on the consolidated statements of operations and comprehensive income (loss). Costs incurred in connection with an expected refinancing, restructuring or debt issuance are capitalized and recorded within other non-current assets. Upon completion of the transaction, such costs are reclassified to their appropriate presentation based on the nature of the resulting debt instrument.

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

Commitments and Contingencies

From time to time, the Company is involved in various legal proceedings. While the Company intends to prosecute and defend any lawsuit vigorously, the Company presently believes that the ultimate outcome of any currently pending legal proceeding will not have any material adverse effect on its financial position, cash flows, or results of operations. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, which could impact the Company’s business and the results of operations for the period in which the ruling occurs or future periods. Based on the information available, the Company evaluates the likelihood of potential outcomes. The Company records the appropriate liability when the amount is deemed probable and reasonably estimable. In addition, the Company does not accrue for estimated legal fees and other directly related costs as they are expensed as incurred. The consolidated balance sheets do not include a liability for any potential obligations as of June 30, 2025 or December 31, 2024.

Recently Issued Accounting Pronouncements - Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, that requires presentation of specific categories of reconciling items, as well as reconciling items that meet a quantitative threshold, in the reconciliation between the income tax provision and the income tax provision using statutory tax rates. The ASU also requires disclosure of income taxes paid disaggregated by jurisdiction with separate disclosure of income taxes paid to individual jurisdictions that meet a quantitative threshold. The amendments in this accounting standard are effective for fiscal years beginning after December 15, 2024, on a prospective basis. Early adoption and retrospective application are permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements but will require certain additional disclosures in the Company’s financial statements for the year ending December 31, 2025.

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

NOTE 2 - Restructuring, Contract Termination and Impairment Charges

In the first half of 2025, management and the Board of Directors of the Company engaged strategic consulting firms to assist the Company with improving financial results from its operations. This operational improvement effort involved the engagement of restructuring, legal and investment banking consultants to perform financial planning, forecasting and project management activities. Certain of these strategic consulting firms have assisted and are expected to continue to assist the Company in developing and improving operational plans for the near- and long-term, identifying cost saving initiatives to reduce the operational expenses of the Company and aid in the development of enhanced internal reporting to deliver timely insight to management. Expenses related to these strategic consulting firms recognized within restructuring were $2.8 million and $6.5 million for the three and six months ended June 30, 2025, respectively.

The cost saving initiatives identified and executed upon in the six months ended June 30, 2025 are designed to reduce operational expenditures over the long-term, and as a result, in the short-term, the realized benefits from these initiatives have been limited. The key cost saving initiatives and operational planning activities undertaken in the first half of 2025 in excess of $0.5 million, for which the Company recorded the related charges to restructuring, contract termination and impairment charges on the consolidated statements of operations and comprehensive income (loss) as applicable, were as follows (all amounts listed are year to date, with the amounts for the three months ended June 30, 2025 included in the table below):

•Restructuring
◦retention payments to key personnel to support the sustainment of operations and focus on cost saving and operational improvements, resulting in a restructuring charge of $5.7 million;
◦reduction in force (“RIF”) of management and non-management personnel in an effort to align headcount with the operational needs of the business, resulting in a moderate decline in related expenses in the short term, with the significance of the savings anticipated to be recognized in future periods, resulting in a restructuring charge of $0.9 million;
◦expenses related to the strategic consulting firms discussed above, resulting in a restructuring charge of $6.5 million;
•Contract Terminations
•termination of an underperforming licensing agreement in an effort to redeploy the allocated funds for operational purposes, resulting in a charge to contract termination of $2.5 million;
•settlement of a termination fee with a former advertising services vendor, with a previously accrued balance of $5.4 million that was settled for $4.0 million, a $1.4 million benefit to the Company; and
•closure of two distribution centers to reduce fixed costs in the short term and in future periods, as well as eliminate unnecessary capacity, resulting in charges to restructuring of $0.5 million, contract termination of $0.2 million and impairment of $0.5 million, or an aggregate charge to expense of $1.2 million.

The components of the restructuring, contract termination and impairment charges are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Restructuring charges(1)	$9,023	$—	14,231	—
Impairment charges	—	—	471	—
Contract termination	1,228	—	1,388	—
Total restructuring, contract termination and impairment charges	$10,251	$—	16,090	—
(1) Includes other immaterial amounts that are not outlined in the narrative above.

The changes in restructuring liabilities for the six months ended June 30, 2025 are as follows:

(in thousands)	Restructuring Charges
Balance at December 31, 2024	$—
Restructuring charges	14,231
Payments	(13,324)
Non-cash restructuring charges	(318)
Balance at June 30, 2025	$589

The following table summarizes the current liabilities related to the restructuring charges:

(in thousands)	June 30, 2025	December 31, 2024
Accounts payable	$137	$—
Accrued expenses and other current liabilities	452	—
Total current liabilities	$589	$—

The Company anticipates that the strategic consulting firms’ activities will continue to occur beyond the 2025 Refinancing Amendment, although on a limited basis. The Company expects to continue to evaluate and identify additional cost saving initiatives that it may execute in the near term, with potential expenses to be incurred at the onset of said initiative that will be reflected within restructuring, contract termination and/or impairment charges. As of June 30, 2025, the Company is unable to estimate the potential upfront costs of these future cost saving initiatives, due to their preliminary nature.

NOTE 3 – Revenue

The Company primarily engages in direct-to-consumer transactions, which are comprised of product sales directly from the Company’s website, and business-to-business transactions, or retail, which are comprised of product sales to retailers, including where possession of the Company’s products is taken and sold by the retailer in-store or online.

The following table disaggregates net sales by channel (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales by channel
Direct-to-consumer	$59,666	$98,770	$93,466	$149,813
Retail	32,591	32,780	76,043	67,061
Net sales	$92,257	$131,550	$169,509	$216,874

NOTE 4 – Inventory

Inventory consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Finished products on hand, net of inventory obsolescence reserve of $2.1 million and $15.2 million as of June 30, 2025 and December 31, 2024, respectively	$77,862	$80,098
Finished products in transit	4,283	21,756
Raw materials	1,985	6,721
Inventory	$84,130	$108,575

NOTE 5 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Inventory deposits	$2,739	$2,066
Retainers(1)	2,460	—
Prepaid marketing	1,564	535
Tax receivables	1,432	2,026
Insurance(2)	1,271	2,556
Software	1,218	1,016
Other	3,504	4,024
Prepaid expenses and other current assets	$14,188	$12,223
(1) The retainers line item reflects certain vendors requiring advance payments for their services in 2025.
(2) The insurance line item decreased by $1.3 million, as a result of the passage of time.

NOTE 6 – Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2025	December 31, 2024
Machinery	$13,536	$14,145
Leasehold improvements	11,204	11,058
Buildings(1)	1,136	4,238
Furniture and fixtures	5,941	5,259
Software and website development	1,981	1,804
Computer and other equipment	1,895	1,809
Land(1)	94	1,090
Construction in progress	282	335
Property and equipment, gross	36,069	39,738
Accumulated depreciation	(18,988)	(15,543)
Property and equipment, net	$17,081	$24,195
(1) The buildings and land line items decreased as a result of the disposition of the TerraFlame manufacturing operations (as defined in Note 17, Variable Interest Entities) during the second quarter of 2025, as discussed in Note 17, Variable Interest Entities.

Depreciation expense was $1.6 million and $3.4 million for the three and six months ended June 30, 2025, compared to $1.2 million and $2.4 million for the three and six months ended June 30, 2024, respectively. Depreciation expense is recorded to depreciation and amortization expenses on the consolidated statements of operations and comprehensive income (loss).

NOTE 7 – Intangible Assets, Net

Intangible assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Gross carrying value
Brand	$205,614	$205,614
Trademark	26,773	26,714
Customer relationships	31,128	31,128
Patents	15,170	14,211
Intangible assets, gross	278,685	277,667

Accumulated amortization and impairments(1)
Brand	(69,439)	(62,783)
Trademarks	(6,849)	(5,956)
Customer relationships	(11,216)	(9,839)
Patents	(9,796)	(9,388)
Accumulated amortization and impairments(1)	(97,300)	(87,966)
Intangible assets, net	$181,385	$189,701
(1) Includes aggregate impairments for brand of $6.5 million, trademarks of $5.4 million, customer relationships of $0.5 million and patents of $6.8 million as of June 30, 2025 and December 31, 2024.

Second Quarter 2025

In the second quarter of 2025, the Company did not identify any triggering events that would indicate the potential for impairment of its held and used long-lived asset groups.

First Quarter 2025

In the first quarter of 2025, the Company observed the following triggering events for the Company’s held and used long-lived asset groups:

•A sustained decline in the share price of the Company’s Class A common stock as of March 31, 2025; and
•the potential impact of tariff increases.

Long-lived asset groups are determined by the lowest level of independent, identifiable cash flows, for which the Company has determined are its brands and in the case of Chubbies, the owned retail store level. As a result of the identified triggering events, the Company performed a recoverability test for the identified long-lived asset groups. The results of the test indicated that the carrying amounts for the long-lived asset groups were expected to be recoverable.

NOTE 8 – Goodwill

The carrying value of goodwill at our Chubbies reporting unit, the only reporting unit with remaining goodwill, was $73.1 million as of June 30, 2025 and December 31, 2024.

Second Quarter 2025

In the second quarter of 2025, the Company did not identify any triggering events that would indicate the potential for impairment of its remaining goodwill balance.

First Quarter 2025

In the first quarter of 2025, the Company identified indications of impairment, as noted above in Note 7, Intangible Assets, Net. The Company elected to perform a qualitative goodwill analysis (“Step 0”) of the Chubbies reporting unit, which included assessing the economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit, prior period fair values and other entity and reporting unit specific events. Based on this assessment, the Company determined that it was more likely than not that the fair value of the Chubbies reporting unit exceeded its respective carrying value as of March 31, 2025.

NOTE 9 – Other Non-Current Assets

Other non-current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Capitalized Software(1)	8,477	5,388
Debt Issuance Costs(2)	6,312	—
Other	1,794	2,756
Other non-current assets	$16,583	$8,144
(1) The capitalized software line item increased by $3.1 million as a result of ongoing capitalization related to the Company’s enterprise resource planning (“ERP”) platform and web platform development for the Solo Stove segment.
(2) See Note 11, Debt, Net for details on the increase of $6.3 million in the debt issuance costs line item as a result of the 2025 Refinancing Amendment.

NOTE 10 – Accrued Expenses and Other Current Liabilities

Significant accrued expenses and other current liabilities were as follows (in thousands):

	June 30, 2025	December 31, 2024
Leases	$8,005	$9,370
Inventory(1)	4,963	14,812
Allowance for sales returns	3,516	4,264
Non-income taxes(2)	2,128	3,602
Income taxes(3)	3,819	56
Allowance for sales rebates(4)	1,777	3,434
Payroll	1,324	1,834
Warranty	1,232	844
Other	2,339	3,445
Accrued expenses and other current liabilities	$29,103	$41,661
(1) The inventory line item decreased by $9.8 million, primarily as a result of timing and invoices received subsequent to December 31, 2024.
(2) The non-income taxes line item decreased by $1.5 million as a result of a decrease in the accrued sales tax and VAT payable, primarily due to timing of payments.
(3) See Note 14, Income Taxes for details on the increase of $3.8 million in the income taxes line item.
(4) The allowance for sales rebates line item decreased by $1.7 million as a result of lower retail sales following the fourth quarter.

NOTE 11 – Debt, Net

Debt, net consisted of the following (in thousands):

	Weighted-Average Interest Rate at June 30, 2025	June 30, 2025	December 31, 2024
Term loans	6.70%	$240,580	$74,375
Revolving credit facilities	5.94%	10,000	69,000
Unamortized debt issuance costs - Term loans		(12,821)	(1,315)
Long-term debt, net		237,759	142,060
Plus: current portion of long-term debt		600	8,625
Total debt, net of debt issuance costs		238,359	150,685

Revolving Credit Facility and Term Loan

On May 12, 2021, the Company entered into a credit agreement with a bank (the “2021 Revolving Credit Facility”). On June 2, 2021, September 1, 2021 and May 22, 2023, the Company entered into amendments to the 2021 Revolving Credit Facility, which resulted in an increase in the maximum amount available under the 2021 Revolving Credit Facility to $350 million. The 2021 Revolving Credit Facility was scheduled to mature on May 12, 2026 and had a variable interest rate equal to either the base rate (as defined in the Credit Agreement) or SOFR plus an applicable margin. Interest was due, at a minimum, on a quarterly basis, with principal in respect of the 2021 Revolving Credit Facility, not due until maturity.

The amendment on September 1, 2021 included a provision for the Company to borrow up to $100 million under a term loan (the “2021 Term Loan”). The 2021 Term Loan was scheduled to mature on May 12, 2026 and had a variable interest rate equal to either the base rate (as defined in the credit agreement) or SOFR plus an applicable margin. Principal payments were due quarterly beginning on December 31, 2021.

During the six months ended June 30, 2025, the Company borrowed an aggregate amount of $277.3 million under the 2021 Revolving Credit Facility, all of which was refinanced with the other outstanding debt obligations in connection with the 2025 Refinancing Amendment.

On June 13, 2025, the Company entered into the 2025 Refinancing Amendment, which provided for (i) refinancing term loans, including the 2021 Term Loan, with an aggregate principal amount of $240 million (“2025 Term Loan”) and (ii) a revolving credit facility with an initial committed amount of $90 million (“2025 Revolving Credit Facility”). The 2025 Revolving Credit Facility includes (i) a sub-limit of $10 million for swing line loans and (ii) a separate sub-limit of $20 million for the issuance of letters of credit.

In connection with the entry into the 2025 Refinancing Amendment, the Company paid down (i) $136.5 million of loans under the 2021 Revolving Credit Facility, and (ii) $32.5 million of the 2021 Term Loan outstanding as of June 13, 2025. Prior to the 2025 Refinancing Amendment, a payment of $0.5 million was made on the 2021 Term Loan for the six months ended June 30, 2025.

Pursuant to the 2025 Refinancing Amendment, the maturity date of the 2025 Revolving Credit Facility and 2025 Term Loan is June 30, 2028. The Company is required to make mandatory amortization payments on the 2025 Term Loan as follows: (a) beginning with the fiscal quarter ending on June 30, 2026, the aggregate outstanding principal amount of 2025 Term Loan as of June 13, 2025 multiplied by 0.25% and (b) beginning with the fiscal quarter ending on June 30, 2027, the aggregate outstanding principal amount of the 2025 Term Loan as of June 13, 2025 multiplied by 1.00%.

Each of the 2025 Revolving Credit Facility and 2025 Term Loan bear interest at (depending on the Company’s election from time to time) either an adjusted term rate defined in the agreement based on SOFR or the base rate defined in the credit agreement, each plus an applicable margin and (ii) the 2025 Term Loan will bear interest at (depending on our election from time to time) either an adjusted term rate defined in the agreement based on SOFR or the base rate defined in the agreement, each plus an applicable margin. The interest is payable in kind (“PIK”), and thus capitalized thereon and increasing the principal balance thereof, (i) on a quarterly basis through March 31, 2026, and (ii) for the period beginning on April 1, 2026 and ending on March 31, 2027 and for which availability under the 2025 Revolving Credit Facility is less than $20.0 million, upon the Company’s election, after which time, it is only payable in cash. The unfunded portion of the commitments under the 2025 Revolving Credit Facility will accrue an annual commitment fee of 0.50%. The interest rates as of June 30, 2025 on the 2025 Revolving Credit Facility and 2025 Term Loan were 7.8% and 9.8%, respectively.

As a result of the 2025 Refinancing Agreement, the outstanding borrowings with maturities in excess of twelve months from June 30, 2025 on the 2025 Term Loan and 2025 Revolving Credit Facility were reclassified to non-current liabilities from current liabilities.

Subsequent to June 13, 2025 through June 30, 2025, the Company borrowed an aggregate of $19.8 million, with repayments of $9.8 million under the 2025 Revolving Credit Facility. As of June 30, 2025, availability for future draws on the 2025 Revolving Credit Facility based on the borrowing base as of such date was $63.8 million, net of $3.7 million. Availability under the 2021 Revolving Credit Facility as of December 31, 2024 was $279.6 million, net of $1.4 million of letters of credit issued and outstanding.

As of June 30, 2025, the Company had incurred $23.8 million of third party expenses directly attributable to the 2025 Refinancing Amendment, primarily related to (i) strategic consulting firms, as discussed in Note 2, Restructuring, Contract Termination and Impairment Charges, and (ii)

lender fees, of which $4.4 million attributable to the 2025 Revolving Credit Facility was recognized to other non-operating, net. During the three months ended June 30, 2025, the Company capitalized $6.4 million related to borrowings under the 2025 Revolving Credit Facility, which were recorded to other non-current assets on the consolidated balance sheets and will be amortized on a straight line basis through the maturity date. The remaining $13.0 million, including $12.1 million of debt issuance costs attributable to the 2025 Term Loan and $0.9 million of previously unamortized issuance costs, were recorded to long-term debt, net on the consolidated balance sheets. Additionally, in connection with the 2025 Refinancing Amendment, the Company issued 121,998 shares of Class A common stock to a certain lender in lieu of a cash consent fee. The fair value of the Class A common stock was approximately $0.8 million as of the refinancing date and is included in total debt issuance costs recorded to long-term debt, net on the consolidated balance sheets.

Long-term debt, net approximates fair value based on the variable nature of interest at market rates using Level 2 inputs within the fair value hierarchy, as defined in Note 2, Significant Accounting Policies, in the 2024 Form 10-K. See Note 15, Fair Value Measurements of this Quarterly Report on Form 10-Q for the period ended June 30, 2025 (the, “Quarterly Report”) for more information regarding the fair value considerations for long-term debt, net.

Interest expense was $7.2 million and $13.1 million for the three and six months ended June 30, 2025, respectively, and $3.6 million and $6.7 million for the corresponding periods in 2024, respectively.

The Company was in compliance with all covenants under the Amended Credit Agreement as of June 30, 2025.

As of June 30, 2025, the future maturities of principal amounts of our total debt obligations, excluding finance lease obligations, through maturity and in total, consists of the following:

Years Ending December 31,	Amount
2025 (remaining six months)	$—
2026	1,800
2027	7,800
2028	241,580
Total	$251,180

NOTE 12 – Other Non-Current Liabilities

Significant other non-current liabilities were as follows (in thousands):

	June 30, 2025	December 31, 2024
Contingent consideration(1)	$—	$7,232
Long-term non-income taxes	1,210	1,130
Finance lease liability	172	694
Other non-current liabilities	$1,382	$9,056
(1) Contingent consideration declined $7.2 million due to alleviation through disposition of the TerraFlame manufacturing operations, as discussed in Note 15, Fair Value Measurements and Note 17, Variable Interest Entities.

NOTE 13 – Equity-Based Compensation

The Company recognized equity-based compensation expense of $0.9 million for the three months ended June 30, 2025 and a nominal amount of expense for the six months ended June 30, 2025, with the first quarter of 2025 resulting in a net benefit due to forfeitures related to the departure of the former CEO and other key members of management at that time, and expense of $1.7 million and $2.9 million for the corresponding periods in 2024, respectively. Our stock options have contractual terms of four to ten years and become exercisable over a three-year period. Expense related to stock options is recognized on a straight-line basis over the vesting period. Expense related to restricted stock units ("RSUs") issued to eligible employees under the Solo Brands, Inc. 2021 Incentive Award Plan (the “Incentive Award Plan”) is recognized over the vesting period, generally between two years and three years, with awards prior to 2024 having a four year vesting period. Expense related to RSUs granted to non-employee directors under the Incentive Award Plan is recognized on a straight-line basis over the vesting period, with newly appointed non-employee directors grants and grants to continuing non-employee directors vesting over a one-year period. Expense related to performance stock units (“PSUs”) is recognized on a straight-line basis from their award date to the end of the performance period, generally two years. Expense related to special performance stock units (“SPSUs”) is recognized on a straight-line basis from their award date to the end of the requisite service period of three years. Expense related to the Executive Performance Stock Units (“EPSUs”) is recognized over the derived service period.

The following table summarizes equity-based compensation awards granted and forfeited during the six months ended June 30, 2025:

(in thousands)	Number of Shares Granted	Number of Shares Forfeited
RSUs	92	(14)
EPSUs	—	(37)
SPSUs	—	(9)

NOTE 14 – Income Taxes

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

Our forecasted annual effective tax rate (“AETR”), as calculated for our tax filing jurisdictions generating earnings, was 23.7% as of June 30, 2025. The effective income tax rate was (8.7)% and (13.3)% for the three and six months ended June 30, 2025, compared to (200.6)% and 4.5% for the corresponding periods in 2024. The increase for the three months ended June 30, 2025 and the decrease for the six months ended June 30, 2025 were primarily driven by valuation allowances recorded on the Solo Brands, Inc. deferred tax assets in the current year period. Our effective income tax rate is negative due to earnings generated on the Chubbies, Oru Mexico and Solo Stove foreign operations.

Income tax expense for the three and six months ended June 30, 2025 was $1.7 million and $4.6 million, compared to $2.7 million of income tax expense and $0.5 million of income tax benefit in the corresponding period in 2024. Income taxes represent federal, state, and local income taxes as calculated by our AETR of Chubbies' federal and state tax expense and Oru Mexico and Solo Stove’s foreign tax expense.

The weighted-average ownership interest in Holdings was 66.1% and 63.8% as of June 30, 2025 and 2024, respectively.

Deferred Tax Assets and Liabilities

As of June 30, 2025, the total deferred tax liability related to the basis difference in the Company's investment in Holdings was nominal. The total net basis difference currently recorded would reverse upon the eventual sale of its interest in Holdings as a capital loss.

During the six months ended June 30, 2025, the Company did not recognize any deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement, as defined in Note 16 - Income Taxes, to the audited consolidated financial statements included in our 2024 Form 10-K.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of June 30, 2025, the Company concluded, based on the weight of all available positive and negative evidence, that not all of the Solo Brands, Inc. deferred tax assets are more likely than not to be realized. During the year ended December 31, 2024, the Company evaluated and concluded that there was significant negative evidence related to the realizability of Oru's deferred tax assets, resulting in the Company recording a full valuation allowance against the deferred tax assets of Oru. As of June 30, 2025, there has been no change in the valuation allowance assessment related to Oru’s deferred tax assets, with a full valuation allowance remaining in place.

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

There were no transfers of financial assets and liabilities measured at fair value between the valuation hierarchy Levels 1, 2 and 3 for the six months ended June 30, 2025 and year ended December 31, 2024.

The contingent consideration as of December 31, 2024 related to the Company’s acquisition of the TerraFlame business in 2023 and relied on forecasted results through the expected post-closing payment period. The fair value of the contingent consideration was valued using a threshold and cap (capped call) structure. This contingent consideration represented a stand-alone liability that was measured at fair value on a recurring basis at the end of each reporting period using inputs that are unobservable and significant to the overall fair value measurement and were considered a Level 3 estimate.

In connection with the disposition of the TerraFlame manufacturing operations, as described in Note 17, Variable Interest Entities, the Company remeasured the contingent consideration immediately preceding the disposition. For the three and six months ended June 30, 2025 and 2024, a gain of $0.7 million and $0.8 million and a gain of $0.2 million and loss of $0.2 million, respectively, were recognized as a result of the remeasurement of the fair value of the contingent consideration and were recorded to selling, general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). The contingent consideration balance of $6.4 million (immediately following the last remeasurement) was fully relieved due to the disposition of the TerraFlame manufacturing operations as of June 30, 2025.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on a recurring basis on our consolidated balance sheets include cash and cash equivalents, restricted cash, accounts and notes receivable, net and notes payable and other debt. The fair value of the Company's cash and cash equivalents, accounts receivable, net and accounts payable approximate their carrying values due to the short-term nature of the instruments and are classified as Level 1 measurement in the fair value hierarchy.

With the 2025 Refinancing Amendment executed during the three months ended June 30, 2025, as discussed in Note 11, Debt, Net, the outstanding debt of the Company is recorded at carrying value, less associated debt issuance costs, which the Company believes approximates fair value based on the variable nature of interest at market rates using Level 2 inputs.

NOTE 16 – Net Income (Loss) Per Share

Basic net income (loss) per share of Class A common stock is computed by dividing net income (loss) attributable to Solo Brands, Inc. by the weighted average number of shares of Class A common stock outstanding during the period. Diluted net income (loss) per share of Class A common stock is computed by dividing net income (loss) attributable to Solo Brands, Inc. by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. The weighted average number of shares has been retrospectively adjusted as a result of the 1-for-40 reverse stock split effected subsequent to June 30, 2025. See Note 1, Significant Accounting Policies and Note 20, Subsequent Events for additional information.

The following table sets forth the calculation of the basic and diluted net income (loss) per share for the Company’s Class A common stock (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(20,767)	$(4,037)	$(39,344)	$(10,521)
Less: Net income (loss) attributable to non-controlling interests	(7,299)	(926)	(13,684)	(4,008)
Net income (loss) attributable to Solo Brands, Inc.	$(13,468)	$(3,111)	$(25,660)	$(6,513)

Weighted average shares of Class A common stock outstanding - basic and diluted	1,509	1,457	1,504	1,455

Net income (loss) per share of Class A common stock outstanding - basic and diluted	$(8.93)	$(2.14)	$(17.06)	$(4.48)

During the three months ended June 30, 2025 and 2024, 1,427 and 3,205 options and 70,150 and 63,412 restricted stock units, respectively, and during the six months ended June 30, 2025 and 2024, 1,427 and 3,205 options and 38,900 and 42,723 restricted stock units, respectively, were not included in the computation of diluted net income (loss) per share because their effect would have been anti-dilutive.

NOTE 17 - Variable Interest Entities

Consolidated Variable Interest Entities (“VIE”)

As of June 30, 2025 and December 31, 2024, we consolidated one entity that is a VIE, that relates to a manufacturing entity for Oru, for which we are the primary beneficiary. Through a management agreement governing the entity, we manage the entity and handle all day-to-day operating decisions. Accordingly, we have the decision-making power over the activities that most significantly impact the economic performance of our VIE and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, manufacturing schedules, production processes, units of production and types of products. The Company is contractually obligated to provide financial support to the VIE.

Total assets of the VIE included on the consolidated balance sheet as of June 30, 2025 and December 31, 2024 were $2.5 million and $2.2 million, respectively. Total liabilities of the VIE included on the consolidated balance sheets as of June 30, 2025 and December 31, 2024 were $3.1 million and $2.8 million, respectively.

The VIE’s assets may only be used to settle the VIE’s obligations and may not be used for other consolidated entities. The VIE’s liabilities are non-recourse to the general credit of the Company’s other consolidated entities.

Unconsolidated VIE

In June 2025, the Company disposed of 100% of the equity interests of the subsidiaries operating the TerraFlame business, which included disposition of the TerraFlame fixed assets (collectively, the “TerraFlame manufacturing operations”) to the individuals who originally sold to the Company the equity interests in those subsidiaries in 2023 (“Former Sellers”). Further, in connection with the disposition, the Company made a $2.5 million cash payment to the Former Sellers, in consideration for the termination of the Equity Purchase Agreement executed in 2023 and satisfaction of the remaining contingent consideration, which had a fair value of $6.4 million as of the date of the transaction.

The purpose of the transaction was for the Company to maintain exclusive rights to TerraFlame intellectual property and the right to distribute TerraFlame products, while reducing costs to operate the business, and to allow the Former Sellers the opportunity to use the fixed assets of the TerraFlame business, which primarily consist of a manufacturing facility, the related equipment to produce TerraFlame and other concrete based products and the TerraFlame assembled workforce in Mexico, to pursue other business opportunities. Thus, the Company retained the intellectual property and all finished goods of TerraFlame, as it will continue to be the exclusive distributor of TerraFlame products. In line with the transaction, the Company and the Former Sellers executed a supply agreement in which the Former Sellers have agreed to continue to manufacture TerraFlame products and sell these products to the Company at cost plus a specified margin, as well as a required annual minimum purchase commitment of $0.8 million.

In addition to the gain of $0.7 million recognized on remeasurement of the contingent consideration as of June 12, 2025, as discussed in Note 15, Fair Value Measurements, the Company recognized a loss of $1.4 million upon deconsolidation as of June 30, 2025, which was recorded to other operating expenses on the consolidated statements of operations and comprehensive income (loss). The assets transferred to the Former Sellers, which had a net book value of $5.5 million, were deconsolidated from the consolidated balance sheets as of June 30, 2025 and the remaining contingent consideration, which had a fair value of $6.4 million as of the transaction date, was relieved.

The Company performed a VIE analysis and determined that TerraFlame was a VIE, but that the Company is not its primary beneficiary. The Former Sellers have the power due to their (i) 100% equity ownership of the VIE, (ii) ability to direct the VIE and (iii) make all significant decisions that impact the economic performance of the VIE. The Company’s maximum exposure to loss to the unconsolidated VIE is limited to the annual minimum purchase commitment of $0.8 million.

NOTE 18 - Segments

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

The Company’s two reportable segments are as follows:

Segment	Key Brands	Description of Primary Products
Solo Stove	Solo Stove and TerraFlame(1)	Indoor and outdoor firepits, stoves, and accessories
Chubbies	Chubbies	Premium casual apparel and activewear
(1) While certain assets and manufacturing operations of the TerraFlame business were transferred to the Former Sellers during the second quarter of 2025, the Company will continue to be sole distributor of TerraFlame products and will recognize the resulting profit or loss from the Company’s distribution activities within the Solo Stove reporting units.

Our remaining operating segments that did not meet the criteria necessary to be considered a reportable segment are aggregated into All Other.

Our CODM relies on internal management reporting that analyzes our segments’ EBITDA, which he utilizes to evaluate performance and allocate resources. As segment assets are not reported to or used by the CODM to measure business performance or allocate resources, total segment assets are not presented below.

The following table presents the percentage of net sales attributable to the Company’s two reportable segments:

	Percentage of Net Sales
	Solo Stove	Chubbies
Three Months Ended June 30, 2025	41.5%	48.2%
Three Months Ended June 30, 2024	53.7%	29.9%

Six Months Ended June 30, 2025	38.0%	51.4%
Six Months Ended June 30, 2024	56.3%	31.8%

A single customer contributed greater than 10% of consolidated net sales for the three months ended June 30, 2025, with net sales of $18.0 million, from which both the Solo Stove and Chubbies segments generated net sales activity. The six months ended June 30, 2025 and the three and six months ended June 30, 2024 did not have any customers who contributed 10% or greater to consolidated net sales for the respective period.

Our sales to foreign customers, mostly attributable to the Solo Stove segment, were $6.7 million and $12.3 million for the three and six months ended June 30, 2025 and $9.9 million and $15.7 million for the three and six months ended June 30, 2024, respectively. The following table presents the percentage of international net sales attributable to our two reportable segments:

	Percentage of International Net Sales
	Solo Stove	Chubbies
Three Months Ended June 30, 2025	81.6%	3.9%
Three Months Ended June 30, 2024	82.2%	2.6%

Six Months Ended June 30, 2025	84.6%	3.5%
Six Months Ended June 30, 2024	84.3%	2.7%

Net sales to no individual country outside the U.S. accounted for more than 5% of net sales for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30, 2025
(in thousands)	Solo Stove	Chubbies	All Other(1)	Consolidated
Net sales	$38,298	$44,455	$9,504	$92,257
Cost of goods sold	13,730	17,826	4,102	35,658
Marketing expense	9,088	4,211	1,351	14,650
Employee related compensation	2,814	3,410	641	6,865
Other segment operating expenses(2)	9,272	7,531	1,625	18,428
Segment EBITDA	3,394	11,477	1,785	16,656
Corporate and other non-segment operating expenses(3)				9,846
Restructuring, contract termination and impairment charges				10,251
Depreciation and amortization expenses				6,394
Interest expense, net				5,989
Other non-operating (income) expense				3,267
Income (loss) before income taxes				$(19,091)

Depreciation and amortization expenses	$4,847	$1,397	$150	$6,394

	Six Months Ended June 30, 2025
(in thousands)	Solo Stove	Chubbies	All Other(1)	Consolidated
Net sales	$64,426	$87,144	$17,939	$169,509
Cost of goods sold	25,200	35,999	9,106	70,305
Marketing expense	14,800	7,525	1,975	24,300
Employee related compensation	6,123	6,844	1,612	14,579
Other segment operating expenses(2)	16,395	14,004	3,081	33,480
Segment EBITDA	1,908	22,772	2,165	26,845
Corporate and other non-segment operating expenses(3)				17,950
Restructuring, contract termination and impairment charges				16,090
Depreciation and amortization expenses				13,283
Interest expense, net				11,559
Other non-operating (income) expense				2,687
Income (loss) before income taxes				$(34,724)

Depreciation and amortization expenses	$9,808	$2,786	$689	$13,283

	Three Months Ended June 30, 2024
(in thousands)	Solo Stove	Chubbies	All Other(1)	Consolidated
Net sales	$70,660	$39,296	$21,594	$131,550
Cost of goods sold	25,386	14,794	8,733	48,913
Marketing expense	14,057	6,139	6,723	26,919
Employee related compensation	2,350	3,456	855	6,661
Other segment operating expenses(2)	14,090	7,166	4,560	25,816
Segment EBITDA	14,777	7,741	723	23,241
Corporate and other non-segment operating expenses(3)				14,595
Restructuring, contract termination and impairment charges				—
Depreciation and amortization expenses				6,406
Interest expense, net				3,563
Other non-operating (income) expense				20
Income (loss) before income taxes				$(1,343)

Depreciation and amortization expenses	$4,689	$1,162	$555	$6,406

	Six Months Ended June 30, 2024
(in thousands)	Solo Stove	Chubbies	All Other(1)	Consolidated
Net sales	$122,137	$68,953	$25,784	$216,874
Cost of goods sold	46,134	27,202	10,357	83,693
Marketing expense	23,922	9,787	8,222	41,931
Employee related compensation	4,531	6,692	1,964	13,187
Other segment operating expenses(2)	25,128	12,599	6,001	43,728
Segment EBITDA	22,422	12,673	(760)	34,335
Corporate and other non-segment operating expenses(3)				25,766
Restructuring, contract termination and impairment charges				—
Depreciation and amortization expenses				12,681
Interest expense, net				6,669
Other non-operating (income) expense				241
Income (loss) before income taxes				$(11,022)

Depreciation and amortization expenses	$9,319	$2,240	$1,122	$12,681
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
3 Includes corporate general and administrative service expenses of $5.8 million and $12.7 million and $10.2 million and $17.2 million for the three and six months ended June 30, 2025 and 2024, respectively, with the remaining non-segment operating expenses being primarily fixed costs.

Net sales exclude all intercompany sales between our reportable segments and All Other, as well as related profits, which were not material for the six months ended June 30, 2025 and 2024.

NOTE 19 - Related Parties

The Company occasionally enters into transactions with related parties in the normal course of business. One related party, which is wholly owned by an employee of Solo Brands and this employee’s immediate family, purchases merchandise from Solo Brands to sell in a certain geographical market. There were no significant sales or expenses associated with related parties for the three and six months ended June 30, 2025 or 2024.

Amounts receivable from this related party were nominal as of June 30, 2025 and $1.1 million as of December 31, 2024. The accounts receivable associated with this related party is included in accounts receivable, net on the consolidated balance sheets. There were no significant liabilities due to related parties as of June 30, 2025 and December 31, 2024.

NOTE 20 – Subsequent Events

Reverse Stock Split

Following approval by the stockholders of the Company at the annual meeting of stockholders held on May 23, 2025, the Board of Directors of the Company approved the implementation of a 1-for-40 reverse stock split of the Company’s Class A common stock and Class B common stock.

In connection with the above implementation, on July 8, 2025, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to the Company’s Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effect the reverse stock split. Pursuant to the Certificate of Amendment, effective as of 5:00p.m. Eastern time on July 8, 2025, every forty shares of Class A common stock and every forty shares of Class B common stock issued and outstanding immediately prior to such time (including treasury shares), were automatically reclassified and combined into one validly issued, fully-paid and nonassessable share of Class A common stock or Class B common stock, respectively, subject to the treatment of fractional shares. The Company’s stockholders who would have otherwise been entitled to a fractional share of Class A or Class B common stock in the reverse stock split were entitled a cash payment (without interest) in lieu thereof.

As a result of the reverse stock split, the disclosures relating to the Class A and Class B common stock within this Quarterly Report have been retrospectively adjusted to reflect a post reverse stock split balance, including net income (loss) per share information.

One Big Beautiful Bill Act

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions are effective beginning in 2026. The Company is evaluating the future impact of these tax law changes on our financial statements.

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

For the three and six months ended June 30, 2025, we experienced a decrease in our net sales from $131.6 million and $216.9 million for the three and six months ended June 30, 2024 to $92.3 million and $169.5 million, respectively. The decline in net sales was primarily driven by the Solo Stove segment, offset in part by an increase in DTC channel net sales within the Chubbies segment. Retail channel net sales were relatively flat when comparing the second quarter of 2025 to the same period in 2024, with slight growth recognized over the first half of 2025 when compared to the same period in 2024, primarily as a result of increased retail demand over the prior year period within the Chubbies segment.

Economic Factors Affecting our Performance

Tariffs

We sell our products in the U.S. as well as various foreign countries, primarily Europe, Canada and Australia. We also have historically sourced and procured inventory primarily out of China and Vietnam, with some products sourced through Mexico. Tariffs on certain foreign origin goods, particularly from China, continue to put pressure on our input costs. As a result of higher tariffs and tariff uncertainty, in the second quarter of 2025, we diversified our supply base and began to place a higher volume of purchase orders from Vietnam and Cambodia, reducing our sourcing from China for Solo Stove and eliminating our sourcing from China almost entirely for Chubbies. Additionally, we reduced our purchase volumes in the first half of 2025, and as a result, the increased tariffs only nominally impacted inventory on the consolidated balance sheets and cost of goods sold within the consolidated statements of operations and comprehensive income (loss) in such period. We expect inventory and costs of goods sold could increase in future periods as a result of these and anticipated tariffs, to the extent they remain effective, as applicable.

Our product lines involve production with steel manufactured outside the U.S., the target of recent tariff actions, impacting virtually all of our Solo Stove brand products. In addition, certain of our Oru and TerraFlame brands are manufactured in Mexico, and both these products and certain Chubbies products are also being distributed from Mexico. As such, they are subject to any applicable tariffs placed on goods imported from Mexico.

New or increased tariffs and retaliatory actions, if sustained, are expected to have a significant adverse effect on our results of operations and margins and on the sales of our products outside the U.S. The strategies we have implemented and continue to implement to mitigate the impact of such tariffs or other trade actions may not be successful. In addition, there can be no assurances that we will be able to pass any increased costs from tariffs on to our customers, that demand or profitability will not be materially adversely impacted, or that we will be successful in implementing efforts to mitigate the effect of tariffs on our business. Sourcing materials from domestic suppliers and manufacturing vendors or transitioning production to the U.S. would be a costly and lengthy process with uncertain results. For additional information, see Part I, Item 1A. "Risk Factors" in our 2024 Form 10-K, “Tariffs or other restrictions placed on foreign imports or any related counter-measures are taken by other countries harm our business and results of operations” and “Our products are manufactured by third parties outside of the United States, and our business may be harmed by legal, regulatory, economic, societal, and political risks associated with those markets.”

Tax Legislation

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions are effective beginning in 2026. The Company is evaluating the future impact of these tax law changes on our financial statements.

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

Key Factors Affecting Our Financial Condition and Results of Operations

In the first half of 2025, management, along with our Board of Directors, engaged strategic consulting firms to assist with improving the financial results of our operations. This operational improvement involved the engagement of restructuring, legal and investment banking consultants to perform financial planning, forecasting and project management activities. Certain of these strategic consulting firms have assisted and are expected to continue to assist us in developing and improving our operational plan for the near and long-term, identifying cost saving initiatives to reduce operational expenses and aiding in the development of enhanced internal reporting to deliver timely insight to management.

The cost saving initiatives identified and executed upon in the three and six months ended June 30, 2025 were designed to reduce operational expenditures over the long-term, and as a result, in the short-term, the realized benefits from these initiatives have been limited. The key cost saving initiatives and operational planning activities undertaken in the first half of 2025 were as follows:

•retention payments for key personnel to support the sustainment of operations and focus on cost saving and operational improvements;
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
•termination of an underperforming licensing agreement in an effort to redeploy the allocated funds for operational purposes;
•renegotiated a settlement of a termination fee with a former advertising services vendor at a more favorable amount to the Company, reducing the cash outflow necessary;
•revision of pricing structure throughout our brands in order to mitigate, in part, the expected impacts of tariffs in subsequent periods; and
•reduction in marketing spend and promotional activity within the Solo Stove segment to better align product pricing with our retail partners.

While these activities are intended to provide future benefit to the Company, most of these activities required cash outlays in the current period, with certain additional cash outlays expected to occur throughout 2025. In order to fund these cash outlays, the Company used cash from operations and borrowings under the 2021 Revolving Credit Facility (as defined below) and the 2025 Revolving Credit Facility (as defined below). The following table outlines the cash outlays and the period in which they occurred.

Activity	Cash Outlay (dollars in thousands)	Period
Reduction in force	$472	Fiscal year 2025
Closure of distribution centers	564	Q1 2025
Engagement of strategic consulting firms	6,633	Fiscal year 2025
Retention payments to key personnel	5,655	Q2 2025

We anticipate that the strategic consulting firms’ activities will continue to occur beyond the 2025 Refinancing Amendment (as defined below). Additionally, we are evaluating and identifying additional cost saving initiatives that we may execute in the near term, with certain upfront costs to be reflected within restructuring, contract termination and impairment charges.

Discussion within the relevant comparative periods and sections have been included below.

Consolidated Results for the Three and Six Months Ended June 30, 2025 Compared to the Three and Six Months Ended June 30, 2024

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

	Three Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
Net sales	$92,257	$131,550	$(39,293)	(29.9)%
Direct-to-consumer net sales	59,666	98,770	(39,104)	(39.6)%
Retail net sales	32,591	32,780	(189)	(0.6)%

	Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
Net sales	$169,509	$216,874	$(47,365)	(21.8)%
Direct-to-consumer net sales	93,466	149,813	(56,347)	(37.6)%
Retail net sales	76,043	67,061	8,982	13.4%

The decrease in net sales for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 was primarily driven by a decline in DTC channel net sales within the Solo Stove segment as a result of the prioritization of price integrity this year over significant promotional activity a year ago. Website traffic declined and marketplace sales were down, both of these the result of reduced marketing spend in the first half of 2025. These declines in the Solo Stove segment DTC channel net sales were offset in part by an increase in DTC channel net sales within the Chubbies segment. Retail channel net sales were relatively flat when comparing the second quarter of 2025 to the same period in 2024, with slight growth recognized over the first half of 2025 when compared to the same period in 2024, primarily as a result of increased retail demand over the prior year period within the Chubbies segment, offset in part by a decline in strategic retail partner replenishments for the first half of 2025 within the Solo Stove Segment.

Consolidated Gross Profit and Gross Margin

Gross profit reflects net sales less cost of goods sold, which primarily includes the purchase cost of our products from our third-party manufacturers, inbound freight and duties, costs related to manufacturing of certain of our products, product quality testing and inspection costs and depreciation on molds and equipment that we own.

	Three Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
Gross profit	56,599	82,637	(26,038)	(31.5)%
Gross margin (Gross profit as a % of net sales)(1)	61.3%	62.8%		(150)

	Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
Gross profit	99,204	133,181	(33,977)	(25.5)%
Gross margin (Gross profit as a % of net sales)(1)	58.5%	61.4%		(290)
(1) Change in gross margin period over period in basis points

Cost of goods sold decreased for the three and six months ended June 30, 2025 compared to the prior year period, in connection with the decline in net sales. Gross margin for the three and six months ended June 30, 2025 compared to the prior year period declined 150 basis points and 290 basis points, respectively, primarily due to the channel mix shifting to more retail this year compared to last year, which generates lower gross margin.

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

	Three Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
Operating expenses	$66,434	$80,397	$(13,963)	(17.4)%
Selling, general and administrative expenses	47,686	70,808	(23,122)	(32.7)%
Restructuring, Contract Termination and Impairment Charges	10,251	—	10,251	100.0%
Depreciation and amortization expenses	6,394	6,406	(12)	(0.2)%
Other operating expenses	2,103	3,183	(1,080)	(33.9)%

	Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
Operating expenses	$119,682	$137,293	$(17,611)	(12.8)%
Selling, general and administrative expenses	86,676	119,218	(32,542)	(27.3)%
Restructuring, Contract Termination and Impairment Charges	16,090	—	16,090	100.0%
Depreciation and amortization expenses	13,283	12,681	602	4.7%
Other operating expenses	3,633	5,394	(1,761)	(32.6)%

The decrease in operating expenses for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 was primarily driven by a decrease in SG&A, as a result of a significant decrease in advertising and marketing expenses, coupled with a decrease in distribution costs resulting from the decline in DTC net sales.

Additionally, a decrease was realized in other operating expenses, as a result of a reduction in management transition costs consisting of severance for key management personnel and executive search fees. This decrease was offset in part by the loss recognized from the disposition of the TerraFlame manufacturing operations, in the second quarter of 2025. See Note 17, Variable Interest Entities for additional information regarding the partial disposition.

This decrease in SG&A and other operating expenses was partially offset by increases in restructuring, contract termination and impairment charges, as the result of expenses related to the execution of the cost saving initiatives in the first half of 2025, such as retention payments to key personnel, severance resulting from a reduction in force, the costs incurred to exit two distribution centers, termination of an underperforming licensing agreement and engagement of strategic consulting firms for operational performance improvements, as described in detail in Note 2, Restructuring, Contract Termination and Impairment Charges.

Consolidated Interest Expense

Interest expense, net consists primarily of interest on our revolving credit facilities and term loans.

	Three Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
Interest expense, net	$5,989	$3,563	$2,426	68.1%

	Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
Interest expense, net	$11,559	$6,669	$4,890	73.3%

Interest expense, net increased for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 due to a higher average debt balance. Interest rates under the 2025 Refinancing Agreement are higher than those previously incurred, which will result in the weighted average interest rates in future periods being in excess of the current and prior periods.

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

	Three Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
Income tax expense (benefit)	$1,676	$2,694	$(1,018)	(37.8)%

	Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
Income tax expense (benefit)	$4,620	$(501)	$5,121	(1022.2)%

The income tax expense decrease for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 and the income tax expense increase for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, was primarily driven by valuation allowances on deferred tax assets generated by the losses from the Solo Stove segment in the current year periods.

Solo Stove Segment Results for the Three and Six Months Ended June 30, 2025 Compared to the Three and Six Months Ended June 30, 2024

Solo Stove Net Sales

	Three Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
Net sales	$38,298	$70,660	$(32,362)	(45.8)%
Direct-to-consumer net sales	28,641	56,131	(27,490)	(49.0)%
Retail net sales	9,657	14,529	(4,872)	(33.5)%

	Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
Net sales	$64,426	$122,137	$(57,711)	(47.3)%
Direct-to-consumer net sales	47,153	93,550	(46,397)	(49.6)%
Retail net sales	17,273	28,587	(11,314)	(39.6)%

The decrease in net sales for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 was driven by declines in both DTC and retail channel net sales, each of which was impacted by the prioritization of pricing integrity over significant promotional activity in the current year periods. DTC channel net sales were further impacted by declines in website traffic and marketplace sales, the result of a reduction in marketing spend for the first half of 2025 when compared to the prior year period. Retail channel net sales within the Solo Stove segment were additionally impacted by a decline in replenishment orders, with a modest increase in activity recognized in the second quarter of 2025, however, many of our strategic retail partners held sufficient inventory from the fourth quarter 2024 selling season, with the prior year benefiting from replenishment orders from these vendors due to sell through of held inventory balances in the fourth quarter 2023 selling season.

Solo Stove Cost of Goods Sold

	Three Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
Cost of goods sold	13,730	25,386	(11,656)	(45.9)%

	Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
Cost of goods sold	25,200	46,134	(20,934)	(45.4)%

The decrease in cost of goods sold for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 was primarily in line with the decrease in net sales. The lessened decline in cost of goods sold when compared to the decline in net sales was driven by channel mix, with retail channel net sales, which typically result in higher cost of goods sold, comprising a larger percentage of net sales for the current year period when compared to the prior year period.

Solo Stove Segment Operating Expenses

Segment operating expenses consist of (1) marketing expenses, (2) employee related expenses, such as wages and benefits, and (3) other segment operating expenses, which primarily consist of seller fees, shipping and fulfillment related expenses.

	Three Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
Segment operating expenses	$21,174	$30,497	$(9,323)	30.6%
Marketing expenses	9,088	14,057	(4,969)	35.3%
Employee related compensation	2,814	2,350	464	(19.7)%
Other segment operating expenses	9,272	14,090	(4,818)	34.2%

	Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
Segment operating expenses	$37,318	$53,581	$(16,263)	(30.4)%
Marketing expenses	14,800	23,922	(9,122)	(38.1)%
Employee related compensation	6,123	4,531	1,592	35.1%
Other segment operating expenses	16,395	25,128	(8,733)	(34.8)%

Segment operating expenses decreased for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, with a decrease in brand level marketing expenses, as well as decreases in other segment operating expenses as a result of a decrease in seller fees and shipping expenses, each stemming from the decline in DTC channel net sales.

Chubbies Segment Results for the Three and Six Months Ended June 30, 2025 Compared to the Three and Six Months Ended June 30, 2024

Chubbies Net Sales

	Three Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
Net sales	$44,455	$39,296	$5,159	13.1%
Direct-to-consumer net sales	23,451	22,939	512	2.2%
Retail net sales	21,004	16,357	4,647	28.4%

	Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
Net sales	$87,144	$68,953	$18,191	26.4%
Direct-to-consumer net sales	36,934	33,569	3,365	10.0%
Retail net sales	50,210	35,384	14,826	41.9%

The increase in net sales for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 was primarily driven by increases within the retail net sales channel as a result of continued growth within our retail strategic partnerships, coupled with the ongoing ability to identify and meet consumer demands within the DTC net sales channel, with both website and owned retail store performance exceeding the prior period.

Chubbies Cost of Goods Sold

	Three Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
Cost of goods sold	17,826	14,794	3,032	20.5%

	Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
Cost of goods sold	35,999	27,202	8,797	32.3%

The increase in cost of goods sold for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 was primarily the result of the increase in net sales. The greater increase in cost of goods sold when compared to the increase in net sales was driven by channel mix, as a result of the growth in retail channel net sales, which typically result in higher cost of goods sold.

Chubbies Segment Operating Expenses

	Three Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
Segment operating expenses	$15,152	$16,761	$(1,609)	(9.6)%
Marketing expenses	4,211	6,139	(1,928)	(31.4)%
Employee related compensation	3,410	3,456	(46)	(1.3)%
Other segment operating expenses	7,531	7,166	365	5.1%

	Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
Segment operating expenses	$28,373	$29,078	$(705)	(2.4)%
Marketing expenses	7,525	9,787	(2,262)	(23.1)%
Employee related compensation	6,844	6,692	152	2.3%
Other segment operating expenses	14,004	12,599	1,405	11.2%

Segment operating expense for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, was relatively flat, with reductions in marketing expense being partially offset by increases in seller fees, shipping costs and fulfillment within other segment operating expenses. The decrease in segment operating expenses for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily driven by increases in other segment operating expenses as a result of an increase in seller fees and shipping and fulfillment related expenses as a result of the increase in DTC channel net sales.

Liquidity and Capital Resources

Historically, our cash requirements have principally been for working capital purposes and acquisitions. In the short-term, our cash requirements are for working capital and payment of restructuring and other fees. We expect these and other cash needs to continue as we seek to improve, develop and transform our business. We fund our working capital, which is primarily comprised of inventory, accounts payable, and accounts receivable, net, and other cash requirements from cash flows from operating activities, cash on hand, and borrowings under our 2025 Revolving Credit Facility. Our cash flows from operating activities and borrowings under the 2025 Revolving Credit Facility are our principal sources of liquidity. Cash flows from operating activities result primarily from the sales of our portfolio of products. Our future product sales and our cash flows are difficult to predict, and actual sales may not be in line with our forecasts.

We maintain the majority of our cash and cash equivalents in bank deposit and overnight sweep accounts with major, highly-rated multi-national and local financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions, and any inability to access or delay in accessing these funds could adversely affect our business and financial position.

The table below reflects our sources, facilities and availability of liquidity as of June 30, 2025. See below for details on our outstanding debt balance as of June 30, 2025.

	Liquidity Sources and Facilities	Availability
Cash and cash equivalents	$18,118	$18,118
2025 Revolving Credit Facility	10,000	63,836
2025 Term Loan	241,180	—

Going Concern Evaluation

As of the filing dates of our Annual Report on Form 10-K for the year ended December 31, 2024 and Quarterly Report on Form 10-Q for the three months ended March 31, 2025, we concluded that substantial doubt existed about our ability to continue as a going concern for one year following the issuance of each of the financial statements as a result of our net losses, accumulated deficit and our liquidity position, as well as our noncompliance with certain financial covenants under our credit agreement as of March 31, 2025.

On June 13, 2025, we entered into Amendment No. 4 to Credit Agreement and Limited Waiver and Amendment No. 1 to Security Agreement (the “2025 Refinancing Amendment”), which effected a reallocation and restructuring of all revolving loans and term loans then outstanding and the waiver of certain then existing events of default. The 2025 Refinancing Amendment resulted in decreased outstanding debt, extended maturities, lower short-term cash requirements as a result of our ability to make certain interest payments in kind, and deferral with respect to compliance with certain financial covenants for a certain period of time, as further described below. As a result, the 2025 Refinancing Amendment provided us with financial flexibility and a longer runway to continue our efforts to stabilize and transform the business. Following the 2025 Refinancing Amendment, our plans continue to be focused on improving our financial results and liquidity through a variety of cost saving and operational improvements throughout 2025 and beyond as further discussed in Note 2, Restructuring, Contract Termination and Impairment Charges.

The first full measurement period for certain of our financial covenants under the 2025 Refinancing Amendment will occur in the third quarter of 2026, beyond the twelve month look-forward period for this going concern evaluation. We are required to meet a Credit Agreement Adjusted EBITDA floor for the twelve months ended December 31, 2025, in addition to compliance with other non financial covenants. While the 2025 Refinancing Amendment included amended financial covenants, as described in further detail in Note 11, Debt, Net, we expect to be in compliance with such covenants and believe our cash, cash equivalents and cash from operating activities will be sufficient to fund our obligations for at least the next twelve months following the issuance of these financial statements. As a result, the conditions that raised substantial doubt about our ability to continue as a going concern have been alleviated as of August 6, 2025.

In the longer-term, if we fail to realize the expected benefits from our cost saving and operational improvement initiatives, if our liquidity condition deteriorates, or if we pursue potential growth opportunities that are not successful, our business, operating results and financial condition could be materially adversely impacted and could result in the violation of our financial and nonfinancial covenants, which may require us to seek additional funds from issuances of equity or debt, including from additional credit facilities or loans from other sources. There is no guarantee that such sources will be available when needed, or at all.

Revolving Credit Facilities and Term Loans

On May 12, 2021, we entered into the Credit Agreement with JPMorgan Chase Bank, N.A., the Lenders and L/C Issuers party thereto (each as defined therein) and the other parties thereto. The Credit Agreement was subsequently amended on June 2, 2021, September 1, 2021, May 22, 2023 and most recently by the 2025 Refinancing Amendment. Initially, the credit agreement contemplated a revolving credit facility (the “2021 Revolving Credit Facility”), with the amendment on September 1, 2021 including a provision to borrow up to $100.0 million under a term loan (the “2021 Term Loan”).

After giving effect to the loan reallocation and restructuring effected pursuant to the 2025 Refinancing Amendment, the credit facilities evidenced by the Amended Credit Agreement consist of the following: (i) revolving commitments under the Revolving Credit Facility in an aggregate amount equal to $90.0 million (the “2025 Revolving Credit Facility”); and (ii) refinancing term loans, including the 2021 Term Loan (the “2025 Term Loan”) in an aggregate principal amount equal to $240.0 million. The 2025 Revolving Credit Facility also includes the ability to issue up to $20.0 million in letters of credit, with $3.7 million of letters of credit issued and outstanding as of June 30, 2025. While our issuance of letters of credit does not increase our borrowings outstanding under the 2025 Revolving Credit Facility, it does reduce the amounts available under the 2025 Revolving Credit Facility.

In connection with the entry into the 2025 Refinancing Amendment, we paid down (i) $136.5 million of loans under the 2021 Revolving Credit Facility, and (ii) $32.5 million of 2021 Term Loan outstanding as of June 13, 2025.

Under the 2025 Refinancing Amendment, the maturity date of the 2025 Revolving Credit Facility and the 2025 Term Loan is June 30, 2028. We are required to make mandatory amortization payments on the 2025 Term Loan as follows: (a) beginning with the fiscal quarter ending on June 30, 2026, the aggregate outstanding principal amount of the 2025 Term Loan as of June 13, 2025 multiplied by 0.25% and (b) beginning with the fiscal quarter ending on June 30, 2027, the aggregate outstanding principal amount of the 2025 Term Loan as of June 13, 2025 multiplied by 1.00%.

Each of the 2025 Revolving Credit Facility and the 2025 Term Loan bear interest at (depending on our election from time to time) either an adjusted term rate defined in the agreement based on SOFR or the base rate defined in the Amended Credit Agreement, each plus an applicable margin. The interest is payable in kind, and thus capitalized thereon and increasing the principal balance thereof, (i) on a quarterly basis through March 31, 2026, and (ii) for the period beginning on April 1, 2026 and ending on March 31, 2027 and for which availability under the 2025 Revolving Credit Facility is less than $20.0 million, upon our election, after which time, it is only payable in cash. The unfunded portion of the commitments under the 2025 Revolving Credit Facility will accrue an annual commitment fee.

The 2025 Refinancing Amendment also requires the Company to comply with additional reporting requirements, including, among others, (i) delivering on the date that is twenty (20) days after the end of the previous calendar month (or thirty-five (35) days for the borrowing base certificate and accounts and inventory report due for the months ended May 30, 2025, June 30, 2025, and July 31, 2025), (a) a borrowing base certificate calculating the borrowing base and availability under the 2025 Revolving Credit Facility, (b) a 13-week cash flow forecast for the Company and its subsidiaries, (c) a liquidity report, and (d) an accounts and inventory report; and (ii) delivering no later than thirty (30) days after the end of the previous calendar month (commencing for the month ending June 30, 2025), a key performance indicator report and certain additional reports on the Company’s operating plan and other measures, such as Credit Agreement Adjusted EBITDA. In addition, the 2025 Refinancing Amendment extends the delivery dates for quarterly financial statement deliverables to sixty (60) days after the end of the applicable fiscal quarter.

In addition, pursuant to the 2025 Refinancing Amendment, we are required to comply with the following financial covenants: (a) a maximum Total Leverage Ratio, which is tested on a quarterly basis, commencing with the fiscal quarter ending on September 30, 2026, (b) a minimum Fixed Charge Coverage Ratio, which is tested on a quarterly basis, commencing with the fiscal quarter ending on September 30, 2026, (c) a $10.0 million average minimum liquidity covenant for the first three calendar months of each fiscal year and a $20 million average minimum liquidity covenant for the last nine calendar months of each fiscal year, which in each case, is tested on a monthly basis, commencing with the fiscal month ending on July 31, 2026; and (d) a minimum Credit Agreement Adjusted EBITDA covenant of $25 million for the four fiscal quarter period ending on December 31, 2025.

Cash Flows

	Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
Cash flows provided by (used in):
Operating activities	$(64,256)	$(2,848)	$(61,408)	2156.2%
Investing activities	(6,414)	(5,225)	(1,189)	(22.8)%
Financing activities	76,627	8,241	68,386	(829.8)%

Operating activities

The $61.4 million increase in cash used in operating activities period over period, was due to a $28.0 million increase in cash usage from changes in operating assets and liabilities (“working capital”), which was primarily driven by an increase in cash usage in the first and second quarters of 2025 for accounts payable as of December 31, 2024, mostly related to inventory purchases and marketing expenses incurred in the fourth quarter of 2024. The increase in changes in working capital was coupled with an increase in cash usage of $33.4 million from changes in net income (loss) after non-cash adjustments, driven by a decline in our operations, primarily net sales, reflected through changes in net income (loss).

Investing activities

The $1.2 million increase in cash used in investing activities in the current period when compared to the prior year period was primarily due to an increase in capital expenditures for software.

Financing activities

The $68.4 million increase in cash provided by financing activities in the current period when compared to the prior year period was primarily driven by a $67.0 million increase in cash provided by net debt activity, inclusive of borrowings, repayments and debt issuance costs in relation to the 2025 Refinancing Amendment, offset in part by a $2.5 million payment in connection with the disposition of the TerraFlame manufacturing operations.

Contractual Obligations

During the three and six months ended June 30, 2025, the obligation to pay a former vendor a $5.4 million payment, plus applicable interest in periods beyond January 1, 2025, as a result of terminating an agreement for advertising services in a prior period, as previously disclosed within our 2024 Form 10-K, was settled for an aggregate amount of $4.0 million. The gain recognized from the reduced settlement was recorded to restructuring, contract termination and impairment charges on the consolidated statements of operations and comprehensive income (loss).

For information regarding our contractual obligations, see above under “Revolving Credit Facilities and Term Loans,” Note 1, Significant Accounting Policies, Note 11, Debt, Net and Note 17, Variable Interest Entities in this Quarterly Report and Note 14, Leases and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2024 Form 10-K.

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

See Note 2 - Significant Accounting Policies, to the audited consolidated financial statements included in our 2024 Form 10-K for more information about our significant accounting policies, including our critical accounting policies. The critical accounting estimates that reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are described in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2024 Form 10-K. During the six months ended June 30, 2025, there were no material changes to our critical accounting policies and estimates from those discussed in our 2024 Form 10-K. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

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

Interest Rate Risk

We have a long-term credit facility and separate term loan that bear variable interest rates based on prime, federal funds, or SOFR plus an applicable margin based on our total net leverage ratio. As of June 30, 2025, we had indebtedness of $10.0 million and $241.2 million, with annualized rates of interest of 5.94% and 6.70%, under our 2025 Revolving Credit Facility and 2025 Term Loan, respectively. As of June 30, 2025, we have not entered into any interest rate swap contracts. A 100 bps increase in SOFR would increase our interest expense by approximately $2.5 million in any given year.

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

Foreign Currency Risk

Our international sales are primarily denominated in local currencies. During both the six months ended June 30, 2025 and 2024, net sales in international markets accounted for 7.2% of our consolidated net sales. Therefore, we do not believe exposure to foreign currency fluctuations had a material impact on our net sales. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. In addition, our suppliers may incur many costs, including labor costs, in other currencies. To the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margin. In addition, a strengthening of the U.S. dollar may increase the cost of our products to our customers outside of the United States. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. A 100 bps unfavorable change in foreign currency exchange rates to which we are exposed would increase our operating expenses and decrease our net sales by a nominal amount for the six months ended June 30, 2025.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weakness in our internal control over financial reporting as described below and in Part II, Item 9A. “Controls and Procedures” in our 2024 Form 10-K.

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

During the first half of 2025, we continued to work to (i) identify key systems, processes and controls that require improved documentation, (ii) identify segregation of duties conflicts to remove inappropriate access to systems, (iii) develop policies and procedures to govern the areas of information technology change management, (iv) increase the training of accounting and finance staff in relevant areas, (v) distinguish areas with significant risks posed by resource constraints and augmentation of these areas with qualified and experienced external resources, and (vi) launch enterprise wide system implementation projects. While progress was made to remediate the material weakness, as of June 30, 2025, we remained in the process of developing and implementing these enhanced processes and procedures and testing the operating effectiveness of these improved controls. We continue to devote significant time and attention to these efforts. In addition, the material weakness will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective.

Changes in Internal Control over Financial Reporting

We continue to work to remediate our material weakness in our internal control over financial reporting as described above. Other than such ongoing remediation efforts, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our financial condition previously raised and may in the future raise substantial doubt as to our ability to continue as a going concern.

As of the filing date of our Annual Report on Form 10-K for the year ended December 31, 2024 and Quarterly Report on Form 10-Q for the three months ended March 31, 2025, we concluded that substantial doubt existed about our ability to continue as a going concern for one year following the issuance of each of the financial statements as a result of our net losses, accumulated deficit and our liquidity position, as well as our noncompliance with certain financial covenants under our Credit Agreement as of March 31, 2025 and the potential consequences thereof. On June 13, 2025, we entered into the 2025 Refinancing Amendment, which effected a reallocation and restructuring of all revolving loans and term loans then outstanding as of such date and the waiver of certain then existing events of default. See Note 11, Debt, Net for more information about the 2025 Refinancing Amendment.

Although we cannot predict with certainty all of our particular short-term cash uses or the timing or amount of cash requirements, management has concluded that the conditions that raised substantial doubt about our ability to continue as a going concern have been alleviated, as further discussed in Note 2, Restructuring, Contract Termination and Impairment Charges. However, our recurring losses, negative cash flow and the uncertainties surrounding our ability to execute and to realize the expected benefits from our cost saving and operational improvement initiatives, could impact our future liquidity, which could in the future raise substantial doubt about our ability to continue to execute our operating plan as currently intended and require us to seek additional financing or additional relief from our creditors. Additional financing, whether in the form of equity or debt, may not be available to us on acceptable terms, on a timely basis, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business would be materially harmed. Furthermore, any new equity we issue, similar to the shares of Class A common stock that were issued in connection with the 2025 Refinancing Amendment, will likely result in substantial dilution to our existing stockholders. If we become unable to continue as a going concern, we could have to liquidate our assets, and potentially realize significantly less than the values at which they are carried on our financial statements, or commence proceedings under Chapter 11 of the U.S. Bankruptcy Code, and, in such cases, stockholders could lose all or part of their investment. If we were required to file to commence proceedings under Chapter 11 of the U.S. Bankruptcy Code, our operations and ability to develop and execute our business plan, and our ability to continue as a going concern, are subject to the risks and uncertainties associated with bankruptcy. As such, filing for Chapter 11 would likely have a material adverse effect on our business, financial condition, results of operations and liquidity.

Additionally, our financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Thus, our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The ultimate effect of the reverse stock split and the removal of the trading suspension of our Class A common stock on the NYSE on the market price and liquidity of our Class A common stock cannot be predicted with any certainty.

We effected a 1-for-40 reverse stock split with respect to our Class A and Class B common stock on July 8, 2025. The reverse stock split was effected as a means of regaining compliance with the continued listing standards of the NYSE. On April 22, 2025, the NYSE notified us, and publicly announced, that it had determined to commence proceedings to delist our Class A common stock as a result of the Company’s non-compliance with Rule 802.01D of the NYSE Listed Company Manual due to the Class A common stock trading at “abnormally low price” levels and that trading in the Class A common stock was suspended immediately. On May 29, 2025, the NYSE notified the Company, and publicly announced, that the Company was also not in compliance with Rule 802.01D of the NYSE Listed Company Manual due to a determination that the Company’s average global market capitalization over a consecutive 30 trading day period had fallen below $15,000,000. Following the reverse stock split and maintenance of the required average market capitalization, the NYSE determined that we had regained compliance with NYSE’s listing standards and reinstated trading in the Class A common stock on July 18, 2025. However, the ultimate effect of the reverse stock split on the market price of our Class A common stock cannot be predicted with any certainty, and we cannot assure you that the reverse stock split will result in any or all of the expected benefits, including enabling the Company to continue to maintain compliance with NYSE listing standards, for any meaningful period of time, or at all.

While the reduction in the number of outstanding shares of Class A common stock as a result of the reverse stock split increased the market price of our Class A common stock immediately following the reverse stock split, we cannot assure you such increase will be permanent or sustained. The market price of our Class A common stock depends on multiple factors, many of which are unrelated to the number of shares outstanding, including our business and financial performance, general market conditions and prospects for future success, any of which could have a counteracting effect to the reverse stock split on the per share price.

In addition, the reverse stock split reduced the total number of outstanding shares of Class A common stock, which leads to reduced trading volumes for our Class A common stock and may lead to a more volatile trading price. The reverse stock split also increased the number of stockholders who own “odd lots” of less than 100 shares of Class A common stock. A purchase or sale of less than 100 shares of common stock (an “odd lot” transaction) may result in incrementally higher trading costs through certain brokers, particularly “full service” brokers. Therefore, those stockholders who own fewer than 100 shares of Class A common stock following the reverse stock split may be required to pay higher transaction costs if they sell their Class A common stock.

Finally, a decline in the per share price of our Class A common stock and a decline in our overall market capitalization may be greater following the reverse stock split than would have been in the absence of the same. Any reduction in our market capitalization may be magnified as a result of the smaller number of total shares of Class A common stock outstanding following the reverse stock split.

If in the future, the trading price of our Class A common stock is lower than the minimum bid price pursuant to NYSE rules, pursuant to Rule 802.01 of the NYSE Listed Company Manual, we will be restricted from implementing a further reverse stock split in order to regain compliance with such standards for one year from the effective date of the reverse stock split. As a result, we may not be able to remediate any future non-compliance and our Class A common stock could be delisted from NYSE.

Sales of a substantial number of shares of our Class A common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock. In addition, shares of Class A common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act of 1933, as amended (“Securities Act”).

In June 2025, we entered into a subscription agreement with certain lenders in connection with our entry into the 2025 Refinancing Amendment, pursuant to which we issued an aggregate of 121,998 shares of our Class A common stock (giving effect to the reverse stock split). Even though these shares are “restricted securities” within the meaning of Rule 144 and may be resold only pursuant to an effective registration statement or pursuant to the requirements of Rule 144 or other applicable exemption from registration under the Securities Act and as required under applicable state securities laws, once those requirements are satisfied, these shares could be sold in the market at any time. If these additional shares of Class A common stock are resold, or if it is perceived that they will be resold, the trading price of our Class A common stock could decline.

In addition, the issuance of these shares of Class A common stock have diluted, and any shares of Class A common stock we may in the future issue may dilute, the percentage ownership held by holders of our Class A common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

Sales of unregistered securities during the three months ended June 30, 2025 were reported in the Company’s Current Report on Form 8-K filed on June 16, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a) None.
(b) None.
(c) During the three months ended June 30, 2025, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Solo Brands, Inc.	S-8	333-260826	4.1	11/5/2021
3.2	Certificate of Amendment to the Certificate of Incorporation of Solo Brands, Inc.	8-K	001-40979	3.1	05/29/2025
3.3	Certificate of Amendment to the Certificate of Incorporation of Solo Brands, Inc.	8-K	001-40979	3.1	07/08/2025
3.4	Amended and Restated Bylaws of Solo Brands, Inc.	S-8	333-260826	4.2	11/5/2021
10.1	Amendment No. 4 to Credit Agreement and Limited Waiver and Amendment No. 1 to Security Agreement, dated as of June 13, 2025, with respect to Credit Agreement, dated as of May 12, 2021, among Solo Brands, LLC (f/k/a Solo DTC Brands, LLC), JPMorgan Chase Bank, N.A., as Lead Arranger, L/C Issuer, Lender, Administrative Agent and Collateral Agent, and the Lenders and L/C Issuers party thereto (including Annex A, which is a conformed copy of the Amended Credit Agreement).	8-K	001-40979	10.1	6/16/2025
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Solo Brands, Inc.

Date:	August 6, 2025	By:	/s/ John P. Larson
John P. Larson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2025	By:	/s/ Laura Coffey
Laura Coffey
Chief Financial Officer
(Principal Financial Officer)