Form 10-Q
period 2025-09-30
Solo Brands, Inc.
filed 2025-11-06
CIK 1870600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or

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

As of November 3, 2025, there were 1,647,827 shares of the registrant’s Class A common stock, $0.001 par value per share, outstanding and 827,326 shares of the registrant’s Class B common stock, $0.001 par value per share, outstanding. The foregoing reflects the reverse stock split of the registrant’s Class A common stock and Class B common stock that became effective on July 8, 2025.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) of Solo Brands, Inc. (the “Company,” “we,” “our,” or “us”) contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to statements regarding our future ability to continue as a going concern, our ability to transform our business, improve our liquidity and long-term capital structure, including through the continued execution of cost saving and operational improvements, our compliance with the listing standards of the New York Stock Exchange (the “NYSE”), expectations with respect to the trading of our Class A common stock following the reverse stock split and trading reinstatement on the NYSE effected in July 2025, our future results of operations and financial position, the effect of tariffs, industry and business trends, business strategy, plans, restocking trends, market growth, compliance with debt covenants and our objectives for future operations.

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

WHERE YOU CAN FIND MORE INFORMATION

We may use our website as a distribution channel of material information about the Company, including through press releases, investor presentations, and notices of upcoming events. We intend to utilize the investor relations section of our website at https://investors.solobrands.com as a channel of distribution to reach public investors and as a means of disclosing material non-public information for complying with disclosure obligations under Regulation FD. We also intend to use certain social media channels, including, but not limited to, X (formerly Twitter), Facebook, Instagram, TikTok and LinkedIn, as a means of communicating with the public, our customers and investors about our Company, our products, and other matters. While not all of the information that the Company posts to its website and brand-related social media channels may be deemed to be of a material nature, some information may be, and we therefore encourage investors, the media, and others interested in our Company to review the information we make public in these locations.

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
i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLO BRANDS, INC.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except par value and per share data)	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$16,334	$11,980
Accounts receivable, net of allowance for credit losses of $1.3 million and $1.1 million as of September 30, 2025 and December 31, 2024, respectively	15,865	39,440
Inventory	84,831	108,575
Prepaid expenses and other current assets	11,220	12,223
Total current assets	128,250	172,218
Non-current assets
Property and equipment, net	15,784	24,195
Intangible assets, net	177,212	189,701
Goodwill	73,119	73,119
Operating lease right-of-use assets	20,377	27,683
Other non-current assets	16,303	8,144
Total non-current assets	302,795	322,842
Total assets	$431,045	$495,060

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,662	$69,598
Accrued expenses and other current liabilities	27,003	41,661
Deferred revenue	1,200	1,829
Current portion of long-term debt	1,200	8,625
Total current liabilities	40,065	121,713
Non-current liabilities
Long-term debt, net	233,966	142,060
Deferred tax liability	5,698	6,795
Operating lease liabilities	16,300	22,079
Other non-current liabilities	1,210	9,056
Total non-current liabilities	257,174	179,990

Commitments and contingencies (Note 1)

Shareholders’ equity
Class A common stock, par value $0.001 per share; 475,000,000 shares authorized; 1,647,611 and 1,470,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2	1
Class B common stock, par value $0.001 per share; 50,000,000 shares authorized, 827,326 shares issued and outstanding as of September 30, 2025 and December 31, 2024	1	1
Additional paid-in capital	369,665	363,691
Retained earnings (accumulated deficit)	(269,329)	(228,814)
Accumulated other comprehensive income (loss)	(246)	(434)
Treasury stock	(956)	(733)
Equity attributable to the controlling interest	99,137	133,712
Equity attributable to non-controlling interests	34,669	59,645
Total equity	133,806	193,357
Total liabilities and equity	$431,045	$495,060

See Notes to Consolidated Financial Statements (Unaudited)

SOLO BRANDS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2025	2024	2025	2024
Net sales	$53,038	$94,139	$222,547	$311,013
Cost of goods sold	21,192	54,820	91,497	138,513
Gross profit	31,846	39,319	131,050	172,500
Operating expenses
Selling, general & administrative expenses	39,495	61,119	126,171	180,337
Depreciation and amortization expenses	5,824	6,574	19,107	19,255
Restructuring, contract termination and impairment charges	1,940	83,618	18,030	83,618
Other operating expenses	764	3,294	4,397	8,688
Total operating expenses	48,023	154,605	167,705	291,898
Income (loss) from operations	(16,177)	(115,286)	(36,655)	(119,398)
Non-operating (income) expense
Interest expense, net	7,556	3,683	19,115	10,352
Other non-operating (income) expense	(255)	(619)	2,432	(378)
Total non-operating (income) expense	7,301	3,064	21,547	9,974
Income (loss) before income taxes	(23,478)	(118,350)	(58,202)	(129,372)
Income tax expense (benefit)	(552)	(6,897)	4,068	(7,398)
Net income (loss)	(22,926)	(111,453)	(62,270)	(121,974)
Less: net income (loss) attributable to noncontrolling interests	(7,900)	(41,589)	(21,584)	(45,597)
Net income (loss) attributable to Solo Brands, Inc.	$(15,026)	$(69,864)	$(40,686)	$(76,377)

Other comprehensive income (loss)
Foreign currency translation, net of tax	$7	$82	$188	$6
Comprehensive income (loss)	(22,919)	(111,371)	(62,082)	(121,968)
Less: other comprehensive income (loss) attributable to noncontrolling interests	(7)	(24)	57	3
Less: net income (loss) attributable to noncontrolling interests	(7,900)	(41,589)	(21,584)	(45,597)
Comprehensive income (loss) attributable to Solo Brands, Inc.	$(15,012)	$(69,758)	$(40,555)	$(76,374)

Net income (loss) per Class A common stock
Basic and diluted	$(9.22)	$(47.72)	$(26.59)	$(52.38)

Weighted-average Class A common stock outstanding
Basic and diluted	1,629	1,464	1,530	1,458

See Notes to Consolidated Financial Statements (Unaudited)

SOLO BRANDS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(62,270)	$(121,974)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	19,927	19,942
PIK Interest	7,138	—
Noncash operating lease expense	5,855	6,517
Amortization of debt issuance costs	2,059	645
Equity-based compensation, net	1,833	4,545
Loss on disposition of the TerraFlame manufacturing operations	1,516	—
Inventory charges associated with restructuring and consolidation activities	—	18,742
Prepaid marketing charges	—	1,871
Restructuring, contract termination and impairment charges	(220)	83,618
Other	861	290
Change in fair value of contingent consideration	(787)	4,721
Deferred income taxes	(1,097)	(9,631)
Changes in assets and liabilities
Accounts receivable	22,442	4,058
Inventory	24,180	(12,434)
Prepaid expenses and other current assets	1,036	(807)
Accounts payable	(57,597)	29,608
Accrued expenses and other current liabilities	(13,759)	(20,282)
Deferred revenue	(639)	(3,566)
Operating lease liabilities	(4,652)	(4,176)
Other non-current assets and liabilities	1,155	(1,157)
Payments of contingent consideration	—	(3,000)
Net cash (used in) provided by operating activities	(53,019)	(2,470)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - patents, property and equipment	(4,600)	(6,898)
Capital expenditures - software	(4,990)	(4,614)
Net cash (used in) provided by investing activities	(9,590)	(11,512)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities and term loans	277,322	40,000
Repayments of revolving credit facilities and term loans	(189,322)	(28,750)
Debt issuance costs paid	(18,502)	—
Net consideration paid to Former Sellers of TerraFlame	(2,500)	—
Finance lease liability principal paid	—	(144)
Distributions to non-controlling interests	—	(4,284)
Surrender of stock to settle taxes on restricted stock awards	(223)	(188)
Stock issued under employee stock purchase plan	—	178
Net cash (used in) provided by financing activities	66,775	6,812
Effect of exchange rate changes on cash	188	(178)
Net change in cash and cash equivalents	4,354	(7,348)
Cash and cash equivalents balance, beginning of period	11,980	19,842
Cash and cash equivalents balance, end of period	$16,334	$12,494

See Notes to Consolidated Financial Statements (Unaudited)

SOLO BRANDS, INC.
Consolidated Statements of Equity
(Unaudited)

	Class A Common Stock		Class B Common Stock
(In thousands)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Shareholders’ Equity
Balance at December 31, 2024	1,470	$1	827	$1	$363,691	$(228,814)	$(434)	$(733)	$59,645	$193,357
Net income (loss)	—	—	—	—	—	(12,192)	—	—	(6,385)	(18,577)
Equity-based compensation, net of income tax expense (benefit)	10	—	—	—	368	—	—	—	(313)	55
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—
Surrender of stock to settle taxes on equity awards	—	—	—	—	—	—	—	(213)	—	(213)
Vested equity-based compensation and re-allocation of ownership percentage	—	—	—	—	(9)	—	—	—	9	—
Balance at March 31, 2025	1,480	$1	827	$1	$364,050	$(241,006)	$(434)	$(946)	$52,956	$174,622
Net income (loss)	—	—	—	—	—	(13,468)	—	—	(7,299)	(20,767)
Equity-based compensation, net of income tax expense (benefit)	—	—	—	—	582	—	—	—	325	907
Other comprehensive income (loss)	—	—	—	—	—	—	181	—	—	181
Surrender of stock to settle taxes on equity awards	—	—	—	—	—	—	—	(3)	—	(3)
Issuance of Class A common stock in lieu of cash lender consent fee	122	—	—	—	750	—	—	—	—	750
Other	—	—	—	—	(2)	171	—	—	—	169
Vested equity-based compensation and re-allocation of ownership percentage(1)	21	—	—	—	3,306	—	—	—	(3,306)	—
Balance at June 30, 2025	1,623	$2	827	$1	$368,686	$(254,303)	$(253)	$(949)	$42,676	$155,860
Net income (loss)	—	—	—	—	—	(15,026)	—	—	(7,900)	(22,926)
Equity-based compensation, net of income tax expense (benefit)	—	—	—	—	557	—	—	—	314	871
Other comprehensive income (loss)	—	—	—	—	—	—	7	—	—	7
Surrender of stock to settle taxes on equity awards	—	—	—	—	—	—	—	(7)	—	(7)
Other	—	—	—	—	—	—	—	—	—	—
Vested equity-based compensation and re-allocation of ownership percentage	25	—	—	—	422	—	—	—	(421)	1
Balance at September 30, 2025	1,648	$2	827	$1	$369,665	$(269,329)	$(246)	$(956)	$34,669	$133,806
(1) Reflects the re-allocation of equity from the non-controlling interest to the Company in relation to the share issuance to a certain lender in lieu of a cash consent fee, in connection with the refinancing activity described in Note 11, Debt, Net.

See Notes to Consolidated Financial Statements (Unaudited)

SOLO BRANDS, INC.
Consolidated Statements of Equity
(Unaudited)

	Class A Common Stock		Class B Common Stock
(In thousands)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2023	1,449	$1	826	$1	$357,474	$(115,458)	$(230)	$(526)	$131,001	$372,263
Net income (loss)	—	—	—	—	—	(3,402)	—	—	(3,082)	(6,484)
Equity-based compensation, net of income tax expense (benefit)	—	—	—	—	1,109	—	—	—	—	1,109
Other comprehensive income (loss)	—	—	—	—	—	—	(43)	—	—	(43)
Tax distributions to non-controlling interests	—	—	—	—	—	—	—	—	(4,284)	(4,284)
Surrender of stock to settle taxes on equity awards	—	—	—	—	—	—	—	(122)	—	(122)
Vested equity-based compensation and re-allocation of ownership percentage	5	—	1	—	(349)	—	—	—	349	—
Balance at March 31, 2024	1,454	$1	827	$1	$358,234	$(118,860)	$(273)	$(648)	$123,984	$362,439
Net income (loss)	—	—	—	—	—	(3,111)	—	—	(926)	(4,037)
Equity-based compensation, net of income tax expense (benefit)	—	—	—	—	1,230	—	—	—	—	1,230
Other comprehensive income (loss)	—	—	—	—	—	—	(33)	—	—	(33)
Employee stock purchase plan	1	—	—	—	179	—	—	—	—	179
Surrender of stock to settle taxes on equity awards	—	—	—	—	—	—	—	(31)	—	(31)
Vested equity-based compensation and re-allocation of ownership percentage	7	—	—	—	41	—	—	—	(41)	—
Balance at June 30, 2024	1,462	$1	827	$1	$359,684	$(121,971)	$(306)	$(679)	$123,017	$359,747
Net income (loss)	—	—	—	—	—	(69,864)	—	—	(41,589)	(111,453)
Equity-based compensation, net of income tax expense (benefit)	—	—	—	—	1,679	—	—	—	—	1,679
Other comprehensive income (loss)	—	—	—	—	—	—	82	—	—	82
Surrender of stock to settle taxes on equity awards	—	—	—	—	—	—	—	(35)	—	(35)
Vested equity-based compensation and re-allocation of ownership percentage	46	—	—	—	(583)	—	—	—	583	—
Balance at September 30, 2024	1,508	$1	827	$1	$360,780	$(191,835)	$(224)	$(714)	$82,011	$250,020

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

As a result of the factors noted above, the substantial doubt surrounding the Company’s ability to continue as a going concern that was raised as of the issuance date of the December 31, 2024 and March 31, 2025 financial statements was alleviated. The Company is required to meet a Credit Agreement Adjusted EBITDA floor of $25 million for the twelve months ended December 31, 2025. In addition, the Company must comply with other financial covenants under the 2025 Refinancing Amendment, including a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum liquidity amount, with first full measurement period for such financial covenants to occur in the third quarter of 2026, as well as other non-financial covenants. While the 2025 Refinancing Amendment included amended financial covenants, as described in further detail in Note 11, Debt, Net, the Company expects to be in compliance with such covenants and believes its cash, cash equivalents and cash from operating activities will be sufficient to fund the Company’s obligations for at least the next twelve months following the issuance of these financial statements.

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

Commitments and Contingencies

From time to time, the Company is involved in various legal proceedings. While the Company intends to prosecute and defend any lawsuit vigorously, the Company presently believes that the ultimate outcome of any currently pending legal proceeding will not have any material adverse effect on its financial position, cash flows, or results of operations. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, which could impact the Company’s business and the results of operations for the period in which the ruling occurs or future periods. Based on the information available, the Company evaluates the likelihood of potential outcomes. The Company records the appropriate liability when the amount is deemed probable and reasonably estimable. In addition, the Company does not accrue for estimated legal fees and other directly related costs as they are expensed as incurred. The consolidated balance sheets do not include a liability for any potential obligations as of September 30, 2025 or December 31, 2024.

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

NOTE 2 - Restructuring, Contract Termination and Impairment Charges

2025 Restructuring Activity

In 2025, management and the Board of Directors of the Company engaged strategic consulting firms to assist the Company with improving financial results from its operations. This operational improvement effort involved the engagement of restructuring, legal and investment banking consultants to perform financial planning, forecasting and project management activities. Certain of these strategic consulting firms assisted in developing operational plans for the near- and long-term, as well as having assisted and continuing to assist in identifying cost saving initiatives to reduce the operational expenses of the Company and aid in the development of enhanced internal reporting to deliver timely insight to management. Expenses related to these strategic consulting firms recognized within restructuring were $0.5 million and $7.0 million for the three and nine months ended September 30, 2025, respectively.

The cost saving initiatives identified and executed upon in the nine months ended September 30, 2025 have been designed to reduce operational expenditures over the long-term. The key cost saving initiatives and operational planning activities undertaken in the nine months ended September 30, 2025 in excess of $0.5 million, for which the Company recorded the related charges to restructuring, contract termination and impairment charges on the consolidated statements of operations and comprehensive income (loss) as applicable, were as follows (all amounts listed are year to date, with the amounts for the three months ended September 30, 2025 included in the table below):

•Restructuring
◦retention payments to key personnel to support the sustainment of operations and focus on cost saving and operational improvements, resulting in a restructuring charge of $5.7 million;
◦reduction in force (“RIF”) of management and non-management personnel in an effort to align headcount with the operational needs of the business, resulting in a moderate decline in related expenses in the short term, with the significance of the savings anticipated to be recognized in future periods, resulting in a restructuring charge of $1.0 million;
◦expenses related to the strategic consulting firms discussed above, resulting in a restructuring charge of $7.0 million;
•Contract Terminations
•termination of an underperforming licensing agreement in an effort to redeploy the allocated funds for operational purposes, resulting in a charge to contract termination of $2.5 million;
•settlement of a termination fee with a former advertising services vendor, with a previously accrued balance of $5.4 million that was settled for $4.0 million, a $1.4 million benefit to the Company; and
•closure of two distribution centers in the first half of 2025 and one distribution center in the third quarter of 2025 to reduce fixed costs in the short term and in future periods, as well as eliminate unnecessary capacity, resulting in charges to restructuring of $1.5 million, contract termination of $0.2 million and impairment of $0.5 million, or an aggregate charge to expense of $2.2 million.

2024 Restructuring Activity

In 2024, the Company underwent a significant change in management and personnel across the organization. The management team engaged in a detailed review of the business and its brand level components, both internally and through the engagement of external strategic partners. Management developed a strategic plan focused on returning the Company back to growth. This strategic plan involved the following activities:

•termination of underperforming marketing agreements with marketing barter partners that no longer aligned with the Company’s current marketing strategy;
•charges related to the IcyBreeze reporting unit stemming from underperformance and management’s determination to revise product design; and
•reorganization of the Oru and ISLE reporting units to eliminate costs and capitalize on potential synergies, through restructuring under a revised management structure, which resulted in severance and other changes.

As a result of these activities, the Company recognized significant charges for restructuring and contract terminations, in addition to asset impairment charges related to IcyBreeze. This plan was completed in the fourth quarter of 2024 and, as such, there are no outstanding liabilities related to this plan as of September 30, 2025.

The components of the restructuring, contract termination and impairment charges, inclusive of the $25.0 million goodwill impairment charge recognized at the Solo Stove reporting unit in the third quarter of 2024, as discussed in Note 8, Goodwill, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Restructuring charges(1)	$1,572	$580	15,803	580
Impairment charges	333	68,216	804	68,216
Contract termination	35	14,822	1,423	14,822
Total restructuring, contract termination and impairment charges	$1,940	$83,618	18,030	83,618
(1) Includes other immaterial amounts that are not outlined in the narrative above.

The changes in restructuring liabilities for the nine months ended September 30, 2025 are as follows:

(in thousands)	Restructuring Charges
Balance at December 31, 2024	$—
Restructuring charges	15,803
Payments	(14,732)
Non-cash restructuring charges	(318)
Balance at September 30, 2025	$753

The following table summarizes the current liabilities related to the restructuring charges:

(in thousands)	September 30, 2025	December 31, 2024
Accounts payable	$137	$—
Accrued expenses and other current liabilities	616	—
Total current liabilities	$753	$—

The Company expects to continue to evaluate and identify additional cost saving initiatives that it may execute in the near term, with potential expenses to be incurred at the onset of said initiative that will be reflected within restructuring, contract termination and/or impairment charges. As of September 30, 2025, the Company is unable to estimate the potential upfront costs of these future cost saving initiatives, due to their preliminary nature.

NOTE 3 – Revenue

The Company primarily engages in direct-to-consumer transactions, which are comprised of product sales directly from the Company’s website, and business-to-business transactions, or retail, which are comprised of product sales to retailers, including where possession of the Company’s products is taken and sold by the retailer in-store or online.

The following table disaggregates net sales by channel (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales by channel
Direct-to-consumer	$42,027	$64,480	$135,493	$214,293
Retail	11,011	29,659	87,054	96,720
Net sales	$53,038	$94,139	$222,547	$311,013

NOTE 4 – Inventory

Inventory consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Finished products on hand, net of inventory obsolescence reserve of $2.6 million and $15.2 million as of September 30, 2025 and December 31, 2024, respectively	$73,977	$80,098
Finished products in transit	9,120	21,756
Raw materials	1,734	6,721
Inventory	$84,831	$108,575

NOTE 5 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Inventory deposits	$2,692	$2,066
Retainers(1)	1,835	—
Tax receivables	1,626	2,026
Software	1,072	1,016
Prepaid marketing	781	535
Insurance(2)	408	2,556
Other	2,806	4,024
Prepaid expenses and other current assets	$11,220	$12,223
(1) The retainers line item reflects certain vendors requiring advance payments for their services in 2025.
(2) The insurance line item decreased, as a result of the premium payments occurring in the fourth quarter of each year.

NOTE 6 – Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2025	December 31, 2024
Machinery	$14,289	$14,145
Leasehold improvements	10,632	11,058
Buildings(1)	1,136	4,238
Furniture and fixtures	6,038	5,259
Software and website development	1,981	1,804
Computer and other equipment	1,923	1,809
Land(1)	94	1,090
Construction in progress	162	335
Property and equipment, gross	36,255	39,738
Accumulated depreciation	(20,471)	(15,543)
Property and equipment, net	$15,784	$24,195
(1) The buildings and land line items decreased as a result of the disposition of the TerraFlame manufacturing operations (as defined in Note 17, Variable Interest Entities) during the second quarter of 2025, as discussed in Note 17, Variable Interest Entities.

Depreciation expense was $1.4 million and $4.8 million for the three and nine months ended September 30, 2025, compared to $1.4 million and $3.8 million for the three and nine months ended September 30, 2024, respectively. Depreciation expense is recorded to depreciation and amortization expenses on the consolidated statements of operations and comprehensive income (loss).

NOTE 7 – Intangible Assets, Net

Intangible assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Gross carrying value
Brand	$205,614	$205,614
Trademark	26,773	26,714
Customer relationships	31,128	31,128
Patents	15,690	14,211
Intangible assets, gross	279,205	277,667

Accumulated amortization and impairments(1)
Brand	(72,766)	(62,783)
Trademarks	(7,296)	(5,956)
Customer relationships	(11,905)	(9,839)
Patents	(10,026)	(9,388)
Accumulated amortization and impairments(1)	(101,993)	(87,966)
Intangible assets, net	$177,212	$189,701

(1) Includes aggregate impairments for brand of $6.5 million, trademarks of $5.4 million, customer relationships of $0.5 million and patents of $6.8 million as of September 30, 2025 and December 31, 2024.

Second and Third Quarters - 2025

In the second and third quarters of 2025, the Company did not identify any triggering events that would indicate the potential for impairment of its held and used long-lived asset groups.

First Quarter - 2025

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

NOTE 8 – Goodwill

The carrying value of goodwill at our Chubbies reporting unit, the only reporting unit with remaining goodwill, was $73.1 million as of September 30, 2025 and December 31, 2024.

Second and Third Quarters - 2025

In the second and third quarters of 2025, the Company did not identify any triggering events that would indicate the potential for impairment of its remaining goodwill balance.

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

2024 Impairment Testing

In the third quarter of 2024, the Company observed the following indicators of impairment for the Company’s goodwill, indicating the fair value of one or more of our reporting units more likely than not did not exceed their carrying values:

•A sustained decline in the share price of the Company’s Class A common stock as of September 30, 2024; and
•Underperformance of the IcyBreeze reporting unit for the third quarter and year to date period ended September 30, 2024;

As a result of these impairment indicators, the Company determined it appropriate to perform an interim quantitative goodwill impairment test for all of its reporting units as of September 30, 2024. Through the quantitative goodwill impairment test performed as of September 30, 2024, the Company determined that the carrying amounts of the IcyBreeze and Solo Stove reporting units exceeded their respective fair values and goodwill impairment charges of $19.9 million and $25.0 million, respectively, were recognized. The Chubbies reporting unit was determined to have a fair value exceeding its book value by more than 5%.

NOTE 9 – Other Non-Current Assets

Other non-current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Capitalized software(1)	9,335	5,388
Unamortized debt issuance costs - Revolving credit facilities(2)	5,786	—
Other	1,182	2,756
Other non-current assets	$16,303	$8,144
(1) The capitalized software line item increased, as a result of ongoing capitalization related to the Company’s enterprise resource planning (“ERP”) platform and web platform development for the Solo Stove segment.
(2) See Note 11, Debt, Net for details on the debt issuance costs related to the 2025 Revolving Credit Facility.

NOTE 10 – Accrued Expenses and Other Current Liabilities

Significant accrued expenses and other current liabilities were as follows (in thousands):

	September 30, 2025	December 31, 2024
Leases(1)	$7,237	$9,370
Inventory(2)	6,684	14,812
Income taxes	3,027	56
Payroll	1,928	1,834
Allowance for sales rebates	1,909	3,434
Allowance for sales returns	1,502	4,264
Non-income taxes	1,471	3,602
Warranty	1,078	844
Other	2,167	3,445
Accrued expenses and other current liabilities	$27,003	$41,661
(1) The leases line item decreased by $2.1 million, primarily as a result of the termination of the leases for three distribution centers, as discussed in Note 2, Restructuring, Contract Termination and Impairment Charges, in 2025.
(2) The inventory line item decreased by $8.1 million, primarily as a result of timing and invoices received subsequent to December 31, 2024.

NOTE 11 – Debt, Net

Debt, net consisted of the following (in thousands):

	Weighted-Average Interest Rate at September 30, 2025	September 30, 2025	December 31, 2024
Term loans	8.38%	$245,938	$74,375
Revolving credit facilities	5.95%	—	69,000
Unamortized debt issuance costs - Term loans		(11,972)	(1,315)
Long-term debt, net		233,966	142,060
Plus: current portion of long-term debt		1,200	8,625
Total debt, net of debt issuance costs		235,166	150,685

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

The amendment on September 1, 2021 included a provision for the Company to borrow up to $100 million under a term loan (the “2021 Term Loan”), which was in addition to the available capacity on the 2021 Revolving Credit Facility. The 2021 Term Loan was scheduled to mature on May 12, 2026 and had a variable interest rate equal to either the base rate (as defined in the credit agreement) or SOFR plus an applicable margin. Principal payments were due quarterly beginning on December 31, 2021.

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

Each of the 2025 Revolving Credit Facility and 2025 Term Loan bear interest at (depending on the Company’s election from time to time) either an adjusted term rate defined in the agreement based on SOFR or the base rate defined in the credit agreement, each plus an applicable margin and (ii) the 2025 Term Loan will bear interest at (depending on our election from time to time) either an adjusted term rate defined in the agreement based on SOFR or the base rate defined in the agreement, each plus an applicable margin. The interest is payable in kind (“PIK”), and thus capitalized thereon and increasing the principal balance thereof, (i) on a quarterly basis through March 31, 2026, and (ii) for the period beginning on April 1, 2026 and ending on March 31, 2027 and for which availability under the 2025 Revolving Credit Facility is less than $20.0 million, upon the Company’s election, after which time, it is only payable in cash. PIK capitalized for the three and nine months ended September 30, 2025 was $6.0 million and $7.1 million, respectively. The unfunded portion of the commitments under the 2025 Revolving Credit Facility will accrue an annual commitment fee of 0.50%. The interest rate as of September 30, 2025 on the 2025 Term Loan was 9.8%, which is approximately 200 basis points higher than the rate that would be applicable to the 2025 Revolving Credit Facility in the event there were an outstanding balance.

As a result of the 2025 Refinancing Agreement, the outstanding borrowings with maturities in excess of twelve months from September 30, 2025 on the 2025 Term Loan and 2025 Revolving Credit Facility were reclassified to non-current liabilities from current liabilities.

Subsequent to June 13, 2025 through September 30, 2025, the Company borrowed an aggregate of $19.8 million, with repayments of $19.8 million under the 2025 Revolving Credit Facility. As of September 30, 2025, availability for future draws on the 2025 Revolving Credit Facility based on the borrowing base as of such date was $60.6 million, net of $3.7 million of letters of credit issued and outstanding. Availability under the 2021 Revolving Credit Facility as of December 31, 2024 was $279.6 million, net of $1.4 million of letters of credit issued and outstanding.

In conjunction with the 2025 Refinancing Amendment, the Company incurred $23.8 million of third-party expenses, primarily related to (i) strategic consulting firms, as discussed in Note 2, Restructuring, Contract Termination and Impairment Charges, and (ii) lender fees, of which $4.4 million attributable to the 2025 Revolving Credit Facility was recognized within other non-operating, net. The Company capitalized $6.4 million related to borrowings under the 2025 Revolving Credit Facility, which were recorded to other non-current assets on the consolidated balance sheets and will be amortized on a straight-line basis through the maturity date. The remaining $13.0 million, including $12.1 million of debt issuance costs attributable to the 2025 Term Loan and $0.9 million of previously unamortized issuance costs, were recorded to long-term debt, net on the consolidated balance sheets. Additionally, in connection with the 2025 Refinancing Amendment, the Company issued 121,998 shares of Class A common stock to a certain lender in lieu of a cash consent fee. The fair value of the Class A common stock was approximately $0.8 million as of the refinancing date and was included in total debt issuance costs recorded to long-term debt, net on the consolidated balance sheets.

Long-term debt, net approximates fair value based on the variable nature of interest at market rates using Level 2 inputs within the fair value hierarchy, as defined in Note 2, Significant Accounting Policies, in the 2024 Form 10-K. See Note 15, Fair Value Measurements of this Quarterly Report for the period ended September 30, 2025 for more information regarding the fair value considerations for long-term debt, net.

Interest expense was $7.6 million and $20.7 million, net of interest income, for the three and nine months ended September 30, 2025, respectively, and $3.7 million and $10.4 million for the corresponding periods in 2024, respectively.

The Company was in compliance with all covenants under the Amended Credit Agreement as of September 30, 2025.

As of September 30, 2025, the future maturities of principal amounts of our total debt obligations, excluding finance lease obligations, through maturity and in total, consists of the following:

Years Ending December 31,	Amount
2025 (remaining three months)	—
2026	1,800
2027	7,800
2028	237,538
Total	$247,138

NOTE 12 – Other Non-Current Liabilities

Significant other non-current liabilities were as follows (in thousands):

	September 30, 2025	December 31, 2024
Contingent consideration(1)	$—	$7,232
Long-term non-income taxes	1,210	1,130
Finance lease liability	—	694
Other non-current liabilities	$1,210	$9,056
(1) Contingent consideration declined, due to alleviation through disposition of the TerraFlame manufacturing operations, as discussed in Note 15, Fair Value Measurements and Note 17, Variable Interest Entities.

NOTE 13 – Equity-Based Compensation

The Company recognized equity-based compensation expense of $0.9 million for both the three and nine months ended September 30, 2025, with the first quarter of 2025 resulting in a net benefit due to forfeitures related to the departure of the former CEO and other key members of management at that time, and expense of $1.9 million and $4.7 million for the corresponding periods in 2024, respectively. Our stock options have contractual terms of four years to ten years and become exercisable over a three-year period. Expense related to stock options is recognized on a straight-line basis over the vesting period. Expense related to restricted stock units ("RSUs") issued to eligible employees under the Solo Brands, Inc. 2021 Incentive Award Plan (the “Incentive Award Plan”) is recognized over the vesting period, generally between two years and three years, with awards prior to 2024 having a four-year vesting period. Expense related to RSUs granted to non-employee directors under the Incentive Award Plan is recognized on a straight-line basis over the vesting period, with newly appointed non-employee directors grants and grants to continuing non-employee directors vesting over a one-year period. Expense related to performance stock units (“PSUs”) is recognized on a straight-line basis from their award date to the end of the performance period, generally two years. Expense related to special performance stock units (“SPSUs”) is recognized on a straight-line basis from their award date to the end of the requisite service period of three years. Expense related to the Executive Performance Stock Units (“EPSUs”) is recognized over the derived service period.

The following table summarizes equity-based compensation awards granted and forfeited during the nine months ended September 30, 2025:

(in thousands)	Number of Shares Granted	Number of Shares Forfeited
RSUs	92	(17)
EPSUs	—	(37)
SPSUs	—	(10)

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

Our forecasted annual effective tax rate (“AETR”), as calculated for our tax filing jurisdictions generating earnings, was 23.8% as of September 30, 2025. The effective income tax rate was 2.3% and (7.0)% for the three and nine months ended September 30, 2025, compared to 5.8% and 5.7% for the corresponding periods in 2024. The decrease for the three months and nine months ended September 30, 2025 were primarily driven by a decrease in the valuation allowances recorded on the Solo Brands, Inc. deferred tax assets in the current year period when compared to the same period in the prior year. Our effective income tax rate for the nine months ended September 30, 2025 is negative due to earnings generated on the Chubbies, Oru Mexico and Solo Stove foreign operations.

Income tax expense for the three and nine months ended September 30, 2025 was $(0.6) million and $4.1 million, compared to $6.9 million and $7.4 million of income tax benefit in the corresponding period in 2024. Income taxes represent federal, state, and local income taxes as calculated by our AETR of Chubbies' federal and state tax expense and Oru Mexico and Solo Stove’s foreign tax expense.

The weighted-average ownership interest in Holdings was 66.9% and 63.8% as of September 30, 2025 and 2024, respectively.

Deferred Tax Assets and Liabilities

As of September 30, 2025, the total deferred tax liability related to the basis difference in the Company's investment in Holdings was nominal, after consideration of the valuation allowance. The total net basis difference currently recorded would reverse upon the eventual sale of its interest in Holdings as a capital loss.

During the nine months ended September 30, 2025, the Company did not recognize any deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement, as defined in Note 16 - Income Taxes, to the audited consolidated financial statements included in our 2024 Form 10-K.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of September 30, 2025, the Company concluded, based on the weight of all available positive and negative evidence, that not all of the Solo Brands, Inc. deferred tax assets are more likely than not to be realized. During the year ended December 31, 2024, the Company evaluated and concluded that there was significant negative evidence related to the realizability of Oru's deferred tax assets, resulting in the Company recording a full valuation allowance against the deferred tax assets of Oru. As of September 30, 2025, there has been no change in the valuation allowance assessment related to Oru’s deferred tax assets, with a full valuation allowance remaining in place.

Tax Legislation

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions are effective beginning in 2026. The Company will continue to evaluate the future impact of these tax law changes on its financial statements; however, the Company believes that due to its sustained losses it will not realize a material benefit from these changes.

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

There were no transfers of financial assets and liabilities measured at fair value between the valuation hierarchy Levels 1, 2 and 3 for the nine months ended September 30, 2025 and year ended December 31, 2024.

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

In connection with the disposition of the TerraFlame manufacturing operations, as described in Note 17, Variable Interest Entities, the Company remeasured the contingent consideration immediately preceding the disposition. As the contingent consideration was fully relieved as of June 30, 2025, no expense was recognized for the three months ended September 30, 2025 with a gain of $0.8 million being recognized for the nine months ended September 30, 2025. For the same periods in 2024, losses of $0.2 million and $1.7 million, respectively, were recognized as a result of the remeasurement of the fair value of the contingent consideration and were recorded to selling, general and administrative expenses on the consolidated statements of operations and comprehensive income (loss).

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

With the 2025 Refinancing Amendment, as discussed in Note 11, Debt, Net, the outstanding debt of the Company is recorded at carrying value, less associated debt issuance costs, which the Company believes approximates fair value based on the variable nature of interest at market rates using Level 2 inputs.

NOTE 16 – Net Income (Loss) Per Share

Basic net income (loss) per share of Class A common stock is computed by dividing net income (loss) attributable to Solo Brands, Inc. by the weighted average number of shares of Class A common stock outstanding during the period. Diluted net income (loss) per share of Class A common stock is computed by dividing net income (loss) attributable to Solo Brands, Inc. by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. The weighted average number of shares has been retrospectively adjusted as a result of the 1-for-40 reverse stock split effected in the third quarter of 2025. See Note 1, Significant Accounting Policies for additional information.

The following table sets forth the calculation of the basic and diluted net income (loss) per share for the Company’s Class A common stock (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(22,926)	$(111,453)	$(62,270)	$(121,974)
Less: Net income (loss) attributable to non-controlling interests	(7,900)	(41,589)	(21,584)	(45,597)
Net income (loss) attributable to Solo Brands, Inc.	$(15,026)	$(69,864)	$(40,686)	$(76,377)

Weighted average shares of Class A common stock outstanding - basic and diluted	1,629	1,464	1,530	1,458

Net income (loss) per share of Class A common stock outstanding - basic and diluted	$(9.22)	$(47.72)	$(26.59)	$(52.38)

NOTE 17 - Variable Interest Entities

Consolidated Variable Interest Entities (“VIE”)

As of September 30, 2025 and December 31, 2024, we consolidated one entity that is a VIE, that relates to a manufacturing entity for Oru, for which we are the primary beneficiary. Through a management agreement governing the entity, we manage the entity and handle all day-to-day operating decisions. Accordingly, we have the decision-making power over the activities that most significantly impact the economic performance of our VIE and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, manufacturing schedules, production processes, units of production and types of products. The Company is contractually obligated to provide financial support to the VIE.

Total assets of the VIE included on the consolidated balance sheet as of September 30, 2025 and December 31, 2024 were $2.6 million and $2.2 million, respectively. Total liabilities of the VIE included on the consolidated balance sheets as of September 30, 2025 and December 31, 2024 were $3.1 million and $2.8 million, respectively.

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

The following table presents the percentage of net sales attributable to the Company’s two reportable segments:

	Percentage of Net Sales
	Solo Stove	Chubbies
Three Months Ended September 30, 2025	58.1%	31.1%
Three Months Ended September 30, 2024	63.1%	20.8%

Nine Months Ended September 30, 2025	42.8%	46.6%
Nine Months Ended September 30, 2024	58.4%	28.5%

A single customer contributed greater than 10% of consolidated net sales for the three months ended September 30, 2024, with net sales of $10.1 million, from which both the Solo Stove and Chubbies segments generated net sales activity. The three and nine months ended September 30, 2025 and the nine months ended September 30, 2024 did not have any customers who contributed 10% or greater to consolidated net sales for the respective period.

Our sales to foreign customers, mostly attributable to the Solo Stove segment, were $3.9 million and $16.2 million for the three and nine months ended September 30, 2025 and $7.6 million and $23.3 million for the three and nine months ended September 30, 2024, respectively. The following table presents the percentage of international net sales attributable to our two reportable segments:

	Percentage of International Net Sales
	Solo Stove	Chubbies
Three Months Ended September 30, 2025	79.1%	—%
Three Months Ended September 30, 2024	83.3%	2.5%

Nine Months Ended September 30, 2025	83.2%	2.6%
Nine Months Ended September 30, 2024	84.0%	2.6%

Net sales to no individual country outside the U.S. accounted for more than 10% of net sales for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30, 2025
(in thousands)	Solo Stove	Chubbies	All Other(1)	Consolidated
Net sales	$30,792	$16,478	$5,768	$53,038
Cost of goods sold	11,958	6,592	2,642	21,192
Marketing expense	6,676	2,928	824	10,428
Employee related compensation	2,348	3,210	490	6,048
Other segment operating expenses(2)	8,447	4,979	1,331	14,757
Segment EBITDA	1,363	(1,231)	481	613
Corporate and other non-segment operating expenses(3)				9,026
Restructuring, contract termination and impairment charges				1,940
Depreciation and amortization expenses				5,824
Interest expense, net				7,556
Other non-operating (income) expense				(255)
Income (loss) before income taxes				$(23,478)

Depreciation and amortization expenses	$4,287	$1,384	$153	$5,824

	Nine Months Ended September 30, 2025
(in thousands)	Solo Stove	Chubbies	All Other(1)	Consolidated
Net sales	$95,218	$103,622	$23,707	$222,547
Cost of goods sold	37,158	42,591	11,748	91,497
Marketing expense	21,476	10,453	2,799	34,728
Employee related compensation	8,471	10,054	2,102	20,627
Other segment operating expenses(2)	24,842	18,983	4,412	48,237
Segment EBITDA	3,271	21,541	2,646	27,458
Corporate and other non-segment operating expenses(3)				26,976
Restructuring, contract termination and impairment charges				18,030
Depreciation and amortization expenses				19,107
Interest expense, net				19,115
Other non-operating (income) expense				2,432
Income (loss) before income taxes				$(58,202)

Depreciation and amortization expenses	$14,095	$4,170	$842	$19,107

	Three Months Ended September 30, 2024
(in thousands)	Solo Stove	Chubbies	All Other(1)	Consolidated
Net sales	$59,377	$19,605	$15,157	$94,139
Cost of goods sold	20,622	7,595	26,603	54,820
Marketing expense	11,506	3,138	4,769	19,413
Employee related compensation	3,007	3,693	1,013	7,713
Other segment operating expenses(2)	9,657	5,655	4,017	19,329
Segment EBITDA	14,585	(476)	(21,245)	(7,136)
Corporate and other non-segment operating expenses(3)				17,958
Restructuring, contract termination and impairment charges				83,618
Depreciation and amortization expenses				6,574
Interest expense, net				3,683
Other non-operating (income) expense				(619)
Income (loss) before income taxes				$(118,350)

Depreciation and amortization expenses	$4,679	$1,316	$579	$6,574

	Nine Months Ended September 30, 2024
(in thousands)	Solo Stove	Chubbies	All Other(1)	Consolidated
Net sales	$181,514	$88,558	$40,941	$311,013
Cost of goods sold	66,756	34,797	36,960	138,513
Marketing expense	35,428	12,925	12,991	61,344
Employee related compensation	7,538	10,385	2,977	20,900
Other segment operating expenses(2)	34,785	18,254	10,018	63,057
Segment EBITDA	37,007	12,197	(22,005)	27,199
Corporate and other non-segment operating expenses(3)				43,724
Restructuring, contract termination and impairment charges				83,618
Depreciation and amortization expenses				19,255
Interest expense, net				10,352
Other non-operating (income) expense				(378)
Income (loss) before income taxes				$(129,372)

Depreciation and amortization expenses	$13,998	$3,556	$1,701	$19,255
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
3 Includes corporate general and administrative service expenses of $5.9 million and $18.6 million and $5.9 million and $23.1 million for the three and nine months ended September 30, 2025 and 2024, respectively, with the remaining non-segment operating expenses being primarily fixed costs.

Net sales exclude all intercompany sales between our reportable segments and All Other, as well as related profits, which were not material for the nine months ended September 30, 2025 and 2024.

NOTE 19 - Related Parties

The Company occasionally enters into transactions with related parties in the normal course of business. One related party, which is wholly owned by an employee of Solo Brands and this employee’s immediate family, purchases merchandise from Solo Brands to sell in a certain geographical market. There were no significant sales or expenses associated with related parties for the three and nine months ended September 30, 2025 or 2024.

Amounts receivable from this related party were nominal as of September 30, 2025 and $1.1 million as of December 31, 2024. The accounts receivable associated with this related party is included in accounts receivable, net on the consolidated balance sheets. There were no significant liabilities due to related parties as of September 30, 2025 and December 31, 2024.

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

For the three and nine months ended September 30, 2025, we experienced a decrease in our net sales from $94.1 million and $311.0 million for the three and nine months ended September 30, 2024 to $53.0 million and $222.5 million, respectively. The decline in net sales, for both the three and nine months ended September 30, 2025 when compared to the prior year periods, was primarily driven by the decline in DTC and retail channel net sales within the Solo Stove segment, with the nine month period being offset in part by an increase in net sales across both channels within the Chubbies segment. The Chubbies segment, while experiencing a decline in retail and relatively flat DTC channel net sales in the three months ended September 2025, continues to exceed the prior year period net sales in both channels on a year to date basis.

Economic Factors Affecting our Performance

Tariffs

We sell our products in the U.S. as well as various foreign countries, primarily Europe, Canada and Australia. We also have historically sourced and procured inventory primarily out of China and Vietnam, with some products sourced through Mexico. Tariffs on certain foreign origin goods, particularly from China, continue to put pressure on our input costs. As a result of higher tariffs and tariff uncertainty, in 2025, we diversified our supply base and began to place a higher volume of purchase orders from Vietnam and Cambodia, reducing our sourcing from China for Solo Stove and eliminating our sourcing from China almost entirely for Chubbies. Additionally, we closed and relocated the operations of a distribution center in Mexico to the U.S., in response to the repeal of the 321 Tariff Relief as of August 31, 2025. As a result of lower purchase volumes in the first half of 2025, we increased purchasing activity in the third quarter in anticipation of the holiday selling season. This led to higher tariff impacts on inventory reflected in the consolidated balance sheets and on cost of goods sold within the consolidated statements of operations and comprehensive income (loss). We expect inventory and costs of goods sold, on a per unit basis, to increase in future periods as a result of these tariffs, to the extent they remain effective. However, the proposed tariff reductions that are scheduled to go into effect on November 10, 2025 are anticipated to provide limited relief from the current tariffs. The tariff environment remains fluid and any expectations may be subject to change.

Our product lines involve production with steel manufactured outside the U.S., the target of recent tariff actions, impacting virtually all of our Solo Stove brand products. In addition, certain of our Oru and TerraFlame brands are manufactured in and distributed from Mexico. As such, they are subject to any applicable tariffs placed on goods imported from Mexico.

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

Tax Legislation

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions are effective beginning in 2026. We will continue to evaluate the future impact of these tax law changes on our financial statements; however, we believe that due to our sustained losses we will not realize a material benefit from these changes.

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

Key Factors Affecting Our Financial Condition and Results of Operations

2025 Restructuring Activity

To date in 2025, management, along with our Board of Directors, engaged strategic consulting firms to assist with improving the financial results of our operations. This operational improvement involved the engagement of restructuring, legal and investment banking consultants to perform financial planning, forecasting and project management activities. Certain of these strategic consulting firms assisted in developing operational plans for the near- and long-term, as well as having assisted and continuing to assist in identifying cost saving initiatives to reduce our operational expenses and aid in the development of enhanced internal reporting to deliver timely insight to management.

The cost saving initiatives identified and executed upon in the three and nine months ended September 30, 2025 were designed to reduce operational expenditures over the long-term. The key cost saving initiatives and operational planning activities undertaken so far in 2025 were as follows:

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
•closure of two distribution centers in the first half of 2025, with the closure of a third in the third quarter of 2025, to reduce fixed costs in the short term and in future periods, as well as unnecessary capacity;
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

While these activities are intended to provide future benefit to the Company, most of these activities required cash outlays in the current period, with certain additional cash outlays expected to occur throughout the remainder of 2025. In order to fund these cash outlays, the Company used cash from operations and borrowings under the 2021 Revolving Credit Facility (as defined below) and the 2025 Revolving Credit Facility (as defined below). The following table outlines the cash outlays and the period in which they occurred.

Activity	Cash Outlay (dollars in thousands)	Period
Reduction in force	$914	Fiscal year 2025
Closure of distribution centers	976	Q1 & Q3 2025
Engagement of strategic consulting firms	7,187	Fiscal year 2025
Retention payments to key personnel	5,655	Q2 2025

We are evaluating and identifying additional cost saving initiatives that we may execute in the near term, with certain upfront costs to be reflected within restructuring, contract termination and impairment charges.

2024 Restructuring Activity

In 2024, the Company underwent significant changes to its management team, bringing about a change in strategic vision and evaluation of the Company’s initiatives and brands. The evaluation included analysis of the brand level financials, strengths of each of the brands, product design and customer service metrics, marketing campaign effectiveness and cost, efficiencies of brands on a standalone or aggregated basis, amongst other things. This evaluation, performed over the course of the nine months ended September 30, 2024, led the Company to undertake the following activities within the third quarter of 2024:

•terminated underperforming marketing agreements with marketing barter partners that no longer aligned with the Company’s current marketing strategy;
•charges related to the IcyBreeze reporting unit stemming from underperformance and management’s determination to revise product designs under the Solo Stove segment; and
•reorganized the Oru and ISLE reporting units to eliminate costs and capitalize on potential synergies, through restructuring under a revised management structure.

In order to fund the cash outlays required for these initiatives, the Company leveraged income from operations and draws on the 2021 Revolving Credit Facility. The following table outlines the cash outlays and the period in which they occurred.

Activity	Cash Outlay (dollars in thousands)	Period
Termination of marketing agreements	$9,000	Q4 2024
Reorganization of the Oru and ISLE Reporting Units	349	Q4 2024
Wind-down of the Operations of the IcyBreeze Reporting Unit	205	Q3 - Q4 2024

Discussion within the relevant comparative periods and sections have been included below.

Consolidated Results for the Three and Nine Months Ended September 30, 2025 Compared to the Three and Nine Months Ended September 30, 2024

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

	Three Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Net sales	$53,038	$94,139	$(41,101)	(43.7)%
Direct-to-consumer net sales	42,027	64,480	(22,453)	(34.8)%
Retail net sales	11,011	29,659	(18,648)	(62.9)%

	Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Net sales	$222,547	$311,013	$(88,466)	(28.4)%
Direct-to-consumer net sales	135,493	214,293	(78,800)	(36.8)%
Retail net sales	87,054	96,720	(9,666)	(10.0)%

The decrease in net sales for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 was primarily driven by a decline in net sales within the Solo Stove segment, the result of our retail partners reducing excess inventory and our resetting promotional activity across retail and DTC channels. For the nine months ended September 30, 2025, when compared to the prior year period, these declines in both DTC and retail channels within the Solo Stove segment were offset, in part, by an increase in net sales across both channels within the Chubbies segment driven by sustained consumer demand within the DTC sales channel and continued growth with retail strategic partnerships, respectively.

Consolidated Gross Profit and Gross Margin

Gross profit reflects net sales less cost of goods sold, which primarily includes the purchase cost of our products from our third-party manufacturers, inbound freight and duties, costs related to manufacturing of certain of our products, product quality testing and inspection costs and depreciation on molds and equipment that we own.

	Three Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Gross profit	31,846	39,319	(7,473)	(19.0)%
Gross margin (Gross profit as a % of net sales)(1)	60.0%	41.8%		1,820

	Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Gross profit	131,050	172,500	(41,450)	(24.0)%
Gross margin (Gross profit as a % of net sales)(1)	58.9%	55.5%		340
(1) Change in gross margin period over period in basis points

In the third quarter of 2024, the Company wrote down $18.7 million of inventory and related purchase orders of the IcyBreeze reporting unit as part of the restructuring, contract termination and impairment charge activity. This write down was reflected in cost of goods sold, resulting in both the three months and nine months ended September 30, 2024 gross margins being negatively impacted.

Cost of goods sold, when including or excluding the write down of inventory and purchase orders described above, decreased for the three and nine months ended September 30, 2025 compared to the prior year periods, in connection with the decline in net sales, while gross margin increased for each respective period.

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

	Three Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Operating expenses	$48,023	$154,605	$(106,582)	(68.9)%
Selling, general and administrative expenses	39,495	61,119	(21,624)	(35.4)%
Depreciation and amortization expenses	5,824	6,574	(750)	(11.4)%
Restructuring, Contract Termination and Impairment Charges	1,940	83,618	(81,678)	(97.7)%
Other operating expenses	764	3,294	(2,530)	(76.8)%

	Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Operating expenses	$167,705	$291,898	$(124,193)	(42.5)%
Selling, general and administrative expenses	126,171	180,337	(54,166)	(30.0)%
Depreciation and amortization expenses	19,107	19,255	(148)	(0.8)%
Restructuring, Contract Termination and Impairment Charges	18,030	83,618	(65,588)	(78.4)%
Other operating expenses	4,397	8,688	(4,291)	(49.4)%

The decrease in operating expenses for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 was primarily driven by a decrease in restructuring, contract termination and impairment charges, as a result of non-recurring impairment charges to both goodwill and intangible assets, net and non-recurring terminations of underperforming marketing agreements, offset in part by the current period activity discussed in Note 2, Restructuring, Contract Termination and Impairment Charges in our Notes to Consolidated Financial Statements. Additionally, SG&A experienced a significant decline for both three and nine months ended September 30, 2025 when compared to the prior year periods, as a result of a significant decrease in advertising and marketing expenses, coupled with a decrease in distribution costs resulting from the decline in DTC net sales.

Additionally, a decrease was realized in other operating expenses, as a result of a reduction in management transition costs consisting of severance for key management personnel, including additional cost associated with onboarding senior leadership positions, and strategic consulting engagements. For the nine months ended September 30, 2025 when compared to the prior year period, this decrease was offset in part by the loss recognized from the disposition of the TerraFlame manufacturing operations, in the second quarter of 2025. See Note 17, Variable Interest Entities for additional information regarding the partial disposition.

Consolidated Interest Expense

Interest expense, net consists primarily of interest on our revolving credit facilities and term loans.

	Three Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Interest expense, net	$7,556	$3,683	$3,873	105.2%

	Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Interest expense, net	$19,115	$10,352	$8,763	84.7%

Interest expense, net increased for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 due to a higher average debt balance and higher average interest rates. Interest rates under the 2025 Refinancing Agreement are higher than those previously incurred, which has resulted in the weighted average interest rates on the 2025 Term Loan and 2025 Revolving Credit Facility to be in excess of prior periods.

Consolidated Income Taxes

Income taxes represent federal, state, and local income taxes on the Company's allocable share of taxable income of Holdings, as well as Oru's and Chubbies' federal and state, and the Company’s foreign tax expense related to international subsidiaries. We are the sole managing member of Holdings, and as a result, consolidate the financial results of Holdings. Holdings is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Holdings is passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss of Holdings, as well as any stand-alone income or loss generated by Solo Brands, Inc.

	Three Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Income tax expense (benefit)	$(552)	$(6,897)	$6,345	(92.0)%

	Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Income tax expense (benefit)	$4,068	$(7,398)	$11,466	(155.0)%

The income tax benefit decrease for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 and the income tax expense increase for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, was primarily driven by valuation allowances on deferred tax assets generated by the losses from the Solo Stove segment in the current year periods.

Solo Stove Segment Results for the Three and Nine Months Ended September 30, 2025 Compared to the Three and Nine Months Ended September 30, 2024

Solo Stove Net Sales

	Three Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Net sales	$30,792	$59,377	$(28,585)	(48.1)%
Direct-to-consumer net sales	23,787	36,991	(13,204)	(35.7)%
Retail net sales	7,005	22,386	(15,381)	(68.7)%

	Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Net sales	$95,218	$181,514	$(86,296)	(47.5)%
Direct-to-consumer net sales	70,940	130,541	(59,601)	(45.7)%
Retail net sales	24,278	50,973	(26,695)	(52.4)%

The decrease in net sales for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 was primarily the result of our retail partners reducing excess inventory and our resetting promotional activity across retail and DTC channels.

Solo Stove Cost of Goods Sold

	Three Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Cost of goods sold	11,958	20,622	(8,664)	(42.0)%

	Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Cost of goods sold	37,158	66,756	(29,598)	(44.3)%

The decrease in cost of goods sold for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 was primarily in line with the decrease in net sales.

Solo Stove Segment Operating Expenses

Segment operating expenses consist of (1) marketing expenses, (2) employee related expenses, such as wages and benefits, and (3) other segment operating expenses, which primarily consist of seller fees, shipping and fulfillment related expenses.

	Three Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Segment operating expenses	$17,471	$24,170	$(6,699)	27.7%
Marketing expenses	6,676	11,506	(4,830)	42.0%
Employee related compensation	2,348	3,007	(659)	21.9%
Other segment operating expenses	8,447	9,657	(1,210)	12.5%

	Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Segment operating expenses	$54,789	$77,751	$(22,962)	(29.5)%
Marketing expenses	21,476	35,428	(13,952)	(39.4)%
Employee related compensation	8,471	7,538	933	12.4%
Other segment operating expenses	24,842	34,785	(9,943)	(28.6)%

Segment operating expenses decreased for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, the result of a decrease in brand level marketing expenses, as well as decreases in other segment operating expenses driven by a decrease in seller fees and shipping expenses, each stemming from the decline in DTC channel net sales.

Chubbies Segment Results for the Three and Nine Months Ended September 30, 2025 Compared to the Three and Nine Months Ended September 30, 2024

Chubbies Net Sales

	Three Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Net sales	$16,478	$19,605	$(3,127)	(16.0)%
Direct-to-consumer net sales	12,272	12,949	(677)	(5.2)%
Retail net sales	4,206	6,656	(2,450)	(36.8)%

	Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Net sales	$103,622	$88,558	$15,064	17.0%
Direct-to-consumer net sales	49,206	46,518	2,688	5.8%
Retail net sales	54,416	42,040	12,376	29.4%

The decrease in net sales for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily driven by timing of retail channel net sales, with retail channel replenishments occurring in the second quarter this year compared to the third quarter of 2024. DTC net sales were essentially flat year over year, supported by sustained consumer demand.

The increase in net sales for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily driven by increases within the retail net sales channel as a result of continued growth within our retail strategic partnerships, coupled with the ongoing ability to identify and meet consumer demands within the DTC net sales channel, with both website and owned retail store performance exceeding the prior year to date period.

Chubbies Cost of Goods Sold

	Three Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Cost of goods sold	6,592	7,595	(1,003)	(13.2)%

	Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Cost of goods sold	42,591	34,797	7,794	22.4%

The decrease in cost of goods sold for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily the result of the decrease in net sales.

Similarly, the increase in cost of goods sold for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily the result of the increase in net sales.

Chubbies Segment Operating Expenses

	Three Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Segment operating expenses	$11,117	$12,486	$(1,369)	(11.0)%
Marketing expenses	2,928	3,138	(210)	(6.7)%
Employee related compensation	3,210	3,693	(483)	(13.1)%
Other segment operating expenses	4,979	5,655	(676)	(12.0)%

	Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Segment operating expenses	$39,490	$41,564	$(2,074)	(5.0)%
Marketing expenses	10,453	12,925	(2,472)	(19.1)%
Employee related compensation	10,054	10,385	(331)	(3.2)%
Other segment operating expenses	18,983	18,254	729	4.0%

Segment operating expense for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 declined, primarily as a result of reductions in marketing expense consistent with prior quarters in 2025 and employee related expenses.

Liquidity and Capital Resources

Historically, our cash requirements have principally been for working capital purposes and acquisitions. In the short-term, our cash requirements are for working capital and payment of restructuring and other fees. We expect these and other cash needs to continue as we seek to improve, develop and transform our business. We fund our working capital, which is primarily comprised of inventory and accounts payable, and other cash requirements from cash flows from operating activities, cash on hand, and borrowings under our 2025 Revolving Credit Facility. Our cash flows from operating activities and borrowings under the 2025 Revolving Credit Facility are our principal sources of liquidity. Cash flows from operating activities result primarily from the sales of our portfolio of products. Our future product sales and our cash flows are difficult to predict, and actual sales may not be in line with our forecasts.

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

The table below reflects our sources, facilities and availability of liquidity as of September 30, 2025. See below for details on our outstanding debt balance as of September 30, 2025.

	Liquidity Sources and Facilities	Availability
Cash and cash equivalents	$16,334	$16,334
2025 Revolving Credit Facility	—	60,608
2025 Term Loan	247,138	—

We are required to meet a Credit Agreement Adjusted EBITDA floor of $25 million for the twelve months ended December 31, 2025. In addition, the Company must comply with other financial covenants under the 2025 Refinancing Amendment (as defined below), including a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum liquidity amount, with the first full measurement period for such financial covenants to occur in the third quarter of 2026, as well as other non-financial covenants. While the 2025 Refinancing Amendment included amended financial covenants, as described in further detail below and in Note 11, Debt, Net, we expect to be in compliance with such covenants and believe our cash, cash equivalents and cash from operating activities will be sufficient to fund our obligations for at least the next twelve months following the issuance of these financial statements.

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

Revolving Credit Facilities and Term Loans

On May 12, 2021, we entered into the Credit Agreement with JPMorgan Chase Bank, N.A., the Lenders and L/C Issuers party thereto (each as defined therein) and the other parties thereto. The Credit Agreement was subsequently amended on June 2, 2021, September 1, 2021, May 22, 2023 and most recently by the 2025 Refinancing Amendment. Initially, the credit agreement contemplated a revolving credit facility (the “2021 Revolving Credit Facility”), with the amendment on September 1, 2021 including a provision to borrow up to $100.0 million under a term loan (the “2021 Term Loan”) which was in addition to the available capacity on the 2021 Revolving Credit Facility.

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

After giving effect to the loan reallocation and restructuring effected pursuant to the 2025 Refinancing Amendment, the credit facilities evidenced by the Amended Credit Agreement consist of the following: (i) revolving commitments under the Revolving Credit Facility in an aggregate amount equal to $90.0 million (the “2025 Revolving Credit Facility”); and (ii) refinancing term loans, including the 2021 Term Loan (the “2025 Term Loan”) in an aggregate principal amount equal to $240.0 million. The 2025 Revolving Credit Facility also includes the ability to issue up to $20.0 million in letters of credit, with $3.7 million of letters of credit issued and outstanding as of September 30, 2025. While our issuance of letters of credit does not increase our borrowings outstanding under the 2025 Revolving Credit Facility, it does reduce the amounts available under the 2025 Revolving Credit Facility.

In connection with the entry into the 2025 Refinancing Amendment, during the nine months ended September 30, 2025, we paid down (i) $136.5 million of loans under the 2021 Revolving Credit Facility, and (ii) $32.5 million of 2021 Term Loan outstanding as of June 13, 2025.

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

Cash Flows

	Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Cash flows provided by (used in):
Operating activities	$(53,019)	$(2,470)	$(50,549)	2046.5%
Investing activities	(9,590)	(11,512)	1,922	16.7%
Financing activities	66,775	6,812	59,963	(880.3)%

Operating activities

The $50.5 million increase in cash used in operating activities period over period, was due to a $16.1 million increase in cash usage from changes in operating assets and liabilities (“working capital”), which was primarily driven by an increase in cash usage in the first and second quarters of 2025 for accounts payable as of December 31, 2024, mostly related to inventory purchases and marketing expenses incurred in the fourth quarter of 2024, offset in part by the reduction in replenishment of inventory as we focus on prudent management of our inventory balances in the 2025 period. The increase in changes in working capital was coupled with an increase in cash usage of $34.5 million from changes in net income (loss) after non-cash adjustments, driven by a decline in our operations, primarily net sales, reflected through changes in net income (loss).

Investing activities

The $1.9 million decrease in cash used in investing activities in the current period when compared to the prior year period was primarily due to a decline in the number of retail store openings within our Chubbies Segment in the current year when compared to the prior, with just one store opening as of September 30, 2025 and six store openings as of September 30, 2024.

Financing activities

The $60.0 million increase in cash provided by financing activities in the current period when compared to the prior year period was primarily driven by a $58.2 million increase in cash provided by net debt activity, inclusive of borrowings, repayments and debt issuance costs in relation to the 2025 Refinancing Amendment, offset in part by a $2.5 million payment in connection with the disposition of the TerraFlame manufacturing operations.

Contractual Obligations

During the nine months ended September 30, 2025, the obligation to pay a former vendor a $5.4 million payment, plus applicable interest in periods beyond January 1, 2025, as a result of terminating an agreement for advertising services in a prior period, as previously disclosed within our 2024 Form 10-K, was settled for an aggregate amount of $4.0 million. The gain recognized from the reduced settlement was recorded to restructuring, contract termination and impairment charges on the consolidated statements of operations and comprehensive income (loss).

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

See Note 2 - Significant Accounting Policies, to the audited consolidated financial statements included in our 2024 Form 10-K for more information about our significant accounting policies, including our critical accounting policies. The critical accounting estimates that reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are described in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2024 Form 10-K. During the nine months ended September 30, 2025, there were no material changes to our critical accounting policies and estimates from those discussed in our 2024 Form 10-K. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

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

Interest Rate Risk

We have a long-term credit facility and separate term loan that bear variable interest rates based on prime, federal funds, or SOFR plus an applicable margin based on our total net leverage ratio. As of September 30, 2025, we had indebtedness of $247.1 million, with an annualized rate of interest of 8.38%, under our 2025 Term Loan, with no current indebtedness under our 2025 Revolving Credit Facility. As of September 30, 2025, we have not entered into any interest rate swap contracts. A 100 bps increase in SOFR would increase our interest expense by approximately $2.5 million in any given year.

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

Commodity Price Risk

The majority of the commodities, components, parts, and accessories used in our manufacturing process, as well as finished goods, are exposed to commodity cost changes. These changes may be affected by several factors, including, for example, demand; inflation; deflation; changing prices; foreign currency fluctuations; tariffs; duties; trade regulatory actions; industry actions; and changes to international trade policies, agreements, and/or regulation, including antidumping and countervailing duties on certain products imported from foreign countries; and competitor activity.

Our primary cost exposures for commodities, components, parts, and accessories used in our products are with stainless steel and aluminum. We believe these materials are readily available from multiple vendors. Certain of these products use petroleum or natural gas as inputs. However, we do not believe there is a significant direct correlation between petroleum or natural gas prices and the costs of our products. The U.S. government has and potentially will continue to impose tariffs on certain foreign goods, particularly steel and aluminum, as well as goods from China. In any given period, we strategically attempt to mitigate potentially unfavorable impacts as a result of changes to the cost of commodities, components, parts, and accessories that affect our product lines through the following initiatives: collaboration with suppliers, reviewing alternative sourcing options, engaging in internal cost reduction efforts, and utilizing tariff exclusions and duty drawback mechanisms, all as appropriate. We do not currently hedge commodity price risk. When appropriate, we may also increase prices on some of our products to offset changes in the cost of commodities, components, parts, and accessories. To the extent that commodity and component costs increase and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, and/or our initiatives and/or product price increases are less effective than anticipated and/or do not fully offset cost increases, we may experience a decline in our revenues and/or gross margins, which could materially adversely affect our results of operations and financial condition.

Foreign Currency Risk

Our international sales are primarily denominated in local currencies. During both the nine months ended September 30, 2025 and 2024, net sales in international markets accounted for 7.3% and 7.5% of our consolidated net sales. Therefore, we do not believe exposure to foreign currency fluctuations had a material impact on our net sales. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. In addition, our suppliers may incur many costs, including labor costs, in other currencies. To the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margin. In addition, a strengthening of the U.S. dollar may increase the cost of our products to our customers outside of the United States. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. A 100 bps unfavorable change in foreign currency exchange rates to which we are exposed would increase our operating expenses and decrease our net sales by $0.1 million, respectively for the nine months ended September 30, 2025.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weakness in our internal control over financial reporting as described below and in Part II, Item 9A. “Controls and Procedures” in our 2024 Form 10-K.

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

During the nine months ended September 30, 2025, we continued to work to (i) identify key systems, processes and controls that require improved documentation, (ii) identify segregation of duties conflicts to remove inappropriate access to systems, (iii) develop policies and procedures to govern the areas of information technology change management, (iv) increase the training of accounting and finance staff in relevant areas, (v) distinguish areas with significant risks posed by resource constraints and augmentation of these areas with qualified and experienced external resources, and (vi) launch enterprise wide system implementation projects. While progress was made to remediate the material weakness, as of September 30, 2025, we remained in the process of developing and implementing these enhanced processes and procedures and testing the operating effectiveness of these improved controls. We continue to devote significant time and attention to these efforts. In addition, the material weakness will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective.

Changes in Internal Control over Financial Reporting

We continue to work to remediate our material weakness in our internal control over financial reporting as described above. Other than such ongoing remediation efforts, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we cannot predict with certainty all of our particular short-term cash uses or the timing or amount of cash requirements, management has concluded that the conditions that raised substantial doubt about our ability to continue as a going concern have been alleviated, as further discussed in Note 2, Restructuring, Contract Termination and Impairment Charges. However, our recurring losses, negative cash flow and the uncertainties surrounding our ability to execute and to realize the expected benefits from our cost saving and operational improvement initiatives, could impact our future profitability and liquidity, which could in the future raise substantial doubt about our ability to continue to execute our operating plan as currently intended and require us to seek additional financing or additional relief from our creditors. Additional financing, whether in the form of equity or debt, may not be available to us on acceptable terms, on a timely basis, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business would be materially harmed. Furthermore, any new equity we issue, similar to the shares of Class A common stock that were issued in connection with the 2025 Refinancing Amendment, will likely result in substantial dilution to our existing stockholders. If we become unable to continue as a going concern, we could have to liquidate our assets, and potentially realize significantly less than the values at which they are carried on our financial statements, or commence proceedings under Chapter 11 of the U.S. Bankruptcy Code, and, in such cases, stockholders could lose all or part of their investment. If we were required to file to commence proceedings under Chapter 11 of the U.S. Bankruptcy Code, our operations and ability to develop and execute our business plan, and our ability to continue as a going concern, are subject to the risks and uncertainties associated with bankruptcy. As such, filing for Chapter 11 would likely have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

There were no sales of unregistered securities during the three months ended September 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a) None.
(b) None.
(c) During the three months ended September 30, 2025, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Solo Brands, Inc.	S-8	333-260826	4.1	11/5/2021
3.2	Certificate of Amendment to the Certificate of Incorporation of Solo Brands, Inc.	8-K	001-40979	3.1	05/29/2025
3.3	Certificate of Amendment to the Certificate of Incorporation of Solo Brands, Inc.	8-K	001-40979	3.1	07/08/2025
3.4	Amended and Restated Bylaws of Solo Brands, Inc.	S-8	333-260826	4.2	11/5/2021
10.1	Employment Agreement, by and between the Company and John P. Larson, dated July 17, 2025.	8-K	001-40979	10.2	7/23/2025
10.2	Employment Agreement, by and between the Company and Liz Vanzura, dated June 20, 2025					*
10.3
Amendment No. 4 to Credit Agreement and Limited Waiver and Amendment No. 1 to Security Agreement, dated as of June 13, 2025, with respect to Credit Agreement, dated as of May 12, 2021, among Solo Brands, LLC (f/k/a Solo DTC Brands, LLC), JPMorgan Chase Bank, N.A., as Lead Arranger, L/C Issuer, Lender, Administrative Agent and Collateral Agent, and the Lenders and L/C Issuers party thereto (including Annex A, which is a conformed copy of the Amended Credit Agreement)
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

Solo Brands, Inc.

Date:	November 6, 2025	By:	/s/ John P. Larson
John P. Larson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2025	By:	/s/ Laura Coffey
Laura Coffey
Chief Financial Officer
(Principal Financial Officer)