Form 10-K
period 2025-12-31
Solo Brands, Inc.
filed 2026-03-23
CIK 1870600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on the New York Stock Exchange on June 30, 2025, was $10.2 million.

As of March 16, 2026, there were 2,562,567 shares of the registrant’s Class A common stock, $0.001 par value per share, outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year to which this report relates, are incorporated by reference herein.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to statements regarding our ability to continue as a going concern, our ability to transform our business, improve our liquidity and long-term capital structure, including through the continued execution of cost saving and operational improvements, our compliance with the listing standards of the New York Stock Exchange (the “NYSE”), expectations with respect to the trading of our Class A common stock, our future results of operations and financial position, the effect of tariffs, industry and business trends, business strategy, plans, restocking trends, market growth, compliance with debt covenants and our objectives for future operations.

The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2025. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

Where You Can Find More Information; Available Information

We may use our website as a distribution channel of material information about the Company including through press releases, investor presentations, and notices of upcoming events. We intend to utilize the investor relations section of our website at https://investors.solobrands.com as a channel of distribution to reach public investors and as a means of disclosing material non-public information for complying with disclosure obligations under Regulation FD. We also intend to use certain social media channels, including, but not limited to, X, Facebook, Instagram, TikTok and LinkedIn, as a means of communicating with the public, our customers and investors about our Company, our products, and other matters. While not all of the information that the Company posts to its website and brand related social media channels may be deemed to be of a material nature, some information may be and we therefore encourage investors, the media, and others interested in our Company to review the information we make public in these locations.

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

About this Annual Report

As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to:

•“we,” “us,” “our,” the “Company,” “Solo Brands, Inc.” and similar references refer to Solo Brands, Inc., and, unless otherwise stated, all of its subsidiaries, including Solo Stove Holdings, LLC (“Holdings”). Unless otherwise indicated, (i) information presented for a period entirely preceding an acquisition does not give effect to the consummation of such acquisition and reflects only the subsidiaries and brands owned prior to such acquisition and (ii) information presented for a period following an acquisition or during which an acquisition occurred includes the impact of the acquisition from the date of such acquisition.
•“Reorganization Transactions” refers to certain reorganization transactions effected in connection with the completion of our initial public offering (“IPO”). See “Initial Public Offering and Reorganization Transactions” in Item 7 of the 2021 Annual Report on Form 10-K for further details of the related transactions.
•“LLC Interests” refer to the former common membership interests of Holdings.
•“Original LLC Owners” refer to the direct and certain indirect owners of Holdings, collectively, prior to the Reorganization Transactions.
•“Prior Continuing LLC Owners” refers to Original LLC Owners who continued to own LLC Interests after the Reorganization Transactions and who, until the Corporate Simplification, had the right to exchange their LLC Interests for shares of the Company’s Class A common stock or a cash payment, in each case, together with a cancellation of the same number of the Company’s shares of Class B common stock.
•“Former LLC Owners” refers to all of the Original LLC Owners (excluding the Prior Continuing LLC Owners) who exchanged their indirect ownership interests in Holdings for shares of the Company’s Class A common stock and cash in connection with the completion of the IPO.
•“Comprehensive income (loss) attributable to Solo Brands, Inc.,” “Net income (loss) attributable to Solo Brands, Inc.,” “net income (loss) per Class A common stock,” “controlling interest” and similar references refer to amounts attributable to Solo Brands, Inc.
•“Corporate Simplification” refers to certain reorganization transactions conducted to simplify Solo Brands, Inc.’s organizational structure and eliminate its umbrella partnership-C corporation (UP-C) structure, effective January 1, 2026.
•“Newco” refers to Solo Stove, Inc.

Risk Factors Summary

The principal risks and uncertainties affecting our business include the following:

Risks Related to our Liquidity and Indebtedness

•Our financial condition previously raised and may in the future raise substantial doubt as to our ability to continue as a going concern.
•We may be unable to realize expected benefits from any ongoing strategic plans, restructuring and cost reduction efforts, and operational improvements.
•We depend on cash generated from our operations to support our business.
•Our substantial indebtedness and the terms of our Amended Credit Agreement limit our ability to invest in the ongoing needs of our business.

Risks Related to our Business and Industry

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
•Our historic growth rates have not been sustained and are not likely indicative of future growth.
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
•If we fail to timely and effectively deliver products to our retail partners and customers, our business and results of operations could be harmed.
•Our future success depends on the continuing efforts of our management and key employees, and on our ability to attract and retain highly skilled personnel and senior management.
ii

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
•We rely significantly on the use of information technology and data, including that of our third-party service providers. Any significant failure, inadequacy, interruption or data security incident involving our information technology systems or data, or that of our third-party service providers, could disrupt our business operations, which could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.
•Our business may be affected by the evolving regulatory framework for AI technologies.
•Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.
•Our results of operations are subject to seasonal and quarterly variations, which could cause the price of our stock to decline.
•Our plans for continuing operations in international markets may not be successful.
•An adverse determination in any material product liability related claim against us could adversely affect our operating results or financial condition.

Risks Related to Ownership of our Class A Common Stock

•The price of our Class A common stock has fluctuated and will likely continue to fluctuate and you may not be able to sell the shares you purchase at or above your purchase price.
•We may be unable to maintain compliance with NYSE listing requirements and our Class A common stock could be delisted, which would adversely affect our stock price, liquidity, and ability to raise capital.
•Sales of a substantial number of shares of our Class A common stock in the public market could cause our stock price to fall.

General Risk Factors

•We may become involved in legal or regulatory proceedings and audits.
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

Who We Are

Solo Brands operates four premium outdoor brands: Solo Stove, Oru Kayak (“Oru”), International Surf Ventures (“ISLE”) and Chubbies. Our brands develop innovative products and market them directly to customers primarily through our direct-to-consumer (“DTC”) channel, which includes e-commerce and owned retail stores, as well as partnerships with key retailers. Solo Stove offers portable, low-smoke and propane fire pits and camping stoves for backyard and outdoor use in different sizes, as well as indoor fire pits that allow the customer to bring the fire inside, griddles, pizza ovens, coolers and a variety of accessories for each. Chubbies is a fun-loving, premium apparel brand that offers well-fitted comfortable clothing with unique style. Watersports, which is comprised of our two primarily water-oriented brands, Oru and ISLE, offers a flagship line of lightweight, foldable kayaks and produces high-quality stand-up paddle boards with colorful designs that are engineered to accommodate every skill level, style, and interest. In 2025, the Company completed the disposition of the manufacturing operations for the TerraFlame brand. However, we continue to own the intellectual property of TerraFlame, as well as sole distribution rights of TerraFlame branded products. Solo Brands distributes its products through international iterations of the Solo Stove website and other partners across North America, Europe and Australia.

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

We believe our business has distinct competitive advantages, including our broadened product assortment from prior acquisitions of outdoor brands, while sharing our values of authenticity, product quality, and community. Through our DTC and retail channels, we develop connections with our customers, receive real-time feedback that informs our product development roadmap and marketing decisions, and enhance our brands. This connection with our customers helps to drive favorability within the communities in which we operate, including with our retail partners.

For more information, see “Where You Can Find More Information; Available Information” above.

Segment Information

Based on the manner in which our Chief Executive Officer (“CEO”), who we have determined to be the chief operating decision maker (“CODM”), assesses financial performance and allocates resources, we operate as two reportable segments: Solo Stove, which includes the Solo Stove and TerraFlame brands and primarily offers indoor and outdoor fire pits, stoves, and accessories, and Chubbies, which offers premium casual apparel and activewear. The remaining operating segments, including Oru and ISLE, are included within the Corporate and All Other category. The CODM makes operating decisions, assesses financial performance, and allocates resources based upon discrete financial information at the reportable segment level.

Product Design and Development

Solo Brands and its products are driven by the “create good” philosophy and are designed to get you in touch with whatever “good” is for you. We create good products that foster good moments and memories, so our customers can create a good life.

Our products undergo a rigorous development process designed to maximize performance while minimizing complexity, delivering a superior degree of quality, functionality, portability, style, and ease-of-use. The Lite set the standard, and we have continued to design and develop groundbreaking, high-performance products engineered with purposeful simplicity. We carefully design and engineer every product for immediate enjoyment, free of complexity and intimidating learning curves often found in engineered outdoor and lifestyle products. While employing the same approach that led to the success of our stoves, we have successfully broadened our product line to include virtually smokeless indoor and outdoor fire pits and bowls, propane fire pits, pizza ovens, griddles, coolers, home and patio accessories, such as outdoor furniture and heaters, and storage units, and added portable kayaks and paddle boards, lifestyle apparel, and other accessories.

At Solo Brands, not only are our products innovative, but we believe our approach to innovation stands apart from the competition. Our focus is on producing products our customers desire, across all of our brands, leveraging a customer-driven product development approach. We have expanded our product lines by designing solutions around consumer demand, including new products and accessories and additional sizes of existing product lines, as well as through strategic acquisitions that complement the Solo Brands platform.

The Solo Brands product design teams control every aspect of our innovation, including design, construction, material performance requirements, manufacturing protocols, supplier selection, packaging specifications, and quality plans. Utilizing our in-house research and development center at our headquarters, as well as industry leading partners, the product development team is able to apply continued design, testing, and quality control. Once we approve the final design and specifications of a new product, depending on the product, we either source materials directly or partner with specialized third-party manufacturers to produce our products according to our performance and quality standards. Each of our brands has established, long-standing relationships with trusted third-party manufacturers—predominantly in Southeast Asia, as well as in Mexico through a dedicated facility operated by a consolidated variable interest entity (“VIE”) that provides outsourced manufacturing labor.

Products

We offer wide-ranging and high-quality products directly to our customers through our platform. Our products are carefully designed to maximize performance while minimizing complexity. We create highly functional, yet simple products that are both durable and easy-to-use.

The following product categories represent the significant products produced by our Solo Stove segment:

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

In 2025, we reinvigorated our fire pit offerings with the addition of the Summit, which pairs a taller, brighter and more mesmerizing flame with the ability to be lit 3X faster and refined look with built-in stand, and the Infinity Flame, Solo Stove’s first ever propane-fired fire pit that leverages an innovative burner designed to mimic the look and movement of our wood burning fire pits, all wrapped in an attractive package. These new additions joined a family of existing Solo Stove fire pit product offerings, which include the tabletop Mesa, Ranger, Bonfire, Yukon, and Canyon, each of which burns wood fuel to a fine ash for easy cleaning.

Cooking. In 2023, we continued to lean into expanding the cooking category by launching Pi Prime, an easy-to-use standalone durable stainless steel pizza oven with a lower entry price than our original pizza oven. In 2025, we introduced the Steelfire Griddle, which delivers an elevated griddle cooking experience through use of our proprietary Racetrack Burner system and triple-layered stainless steel griddle surface. To further support our end users and enhance the cooking experience, we additionally offer a variety of cooking tools and ingredients for one-time delivery or subscription.

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

The following products are produced by our Chubbies segment:

Lifestyle Apparel. Chubbies is a fun-loving, premium apparel brand that offers well-fitted comfortable clothing with unique style. The Chubbies brand, which launched its iconic casual shorts in 2011, now offers a variety of adjacent product lines for men and kids, such as Swimwear, Pants, Polos, Button-Ups, Tees, Outerwear and Lounge. Chubbies has continued to challenge the men’s and kids apparel worlds, with bold patterns, innovative products designed with customer insights in mind and collaborations our customers love, such as the NFL line launched in 2024 and expanded in 2025 and the holiday inspired lines that are introduced each year. Created with high performance stretch fabric, Chubbies offers premium quality with a lightweight and breathable design that can be worn anywhere and anytime. In February 2026, Chubbies launched Cheekies, its new women’s swimwear line, to expand our product offerings to a new customer base.

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

ISLE produces high-quality inflatable and hard board stand-up paddle boards, hybrid kayaks, surfboards and floats with colorful designs that are engineered to accommodate every skill level, style, and interest. With an emphasis on form and function, ISLE’s products are intended to help users reconnect with the simple joy of getting outside, and their innovative portable designs allow users to take them anywhere they can find floatable water.

In 2025, ISLE introduced HĀVN, the world’s first inflatable, modular greenhouse. Leveraging the same composite used in the inflatable paddleboards, the HĀVN exhibits strength similar to that of traditional metal and wooden structures, all with the portability of an inflatable.

Oru and ISLE support their product offerings with a variety of accessories that enable the customer to use them to their fullest, such as paddles, storage bags, personal flotation devices, amongst other accessories.

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

We employ a wide range of marketing tactics and outlets to cultivate our relationships with experts, enthusiasts, and everyday consumers. Our marketing teams actively utilize a combination of digital, social media, traditional, and grass-roots initiatives to support our brands. Our marketing teams are a major differentiator and strength for the brands, as they enable us to execute quickly, pivot when needed, and deliver creative content that drives customer engagement. While our in-house marketing teams remain the primary focus, we continue to leverage the expertise and enhanced penetration available through industry leading external marketing agencies.

Sales Channels

We are an omni-channel company that leverages the power of e-commerce as well as physical retail stores. In addition to our DTC execution, we strategically expand our retail channel through retail partners that support our brand image and share our passion and dedication for innovative, best-in-class products of uncompromising design and performance. Our net sales are concentrated in the United States, though we have a growing international presence.

Direct-to-Consumer (“DTC”). We follow a digital-first strategy which prioritizes a direct connection with customers through e-commerce channels. Our currently owned brands generate the majority of sales online, including through owned social channels such as TikTok, Facebook and Instagram that route visitors to our sites. This is supplemented by our DTC business via relationships with select third-party e-commerce marketplaces, such as Amazon. We believe these sales channels provide incremental sales reach for our business and opportunities to increase awareness for our brands. In fiscal year 2025, DTC sales accounted for 63.5% of Solo Brands sales. In 2025, we continued to make meaningful investments in our e-commerce and digital platform to drive growth, including the implementation of cutting-edge technology, marketing, and analytics to increase speed and ease of use on both our desktop and mobile sites.

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

We also operate eleven Chubbies retail stores with plans to continue expanding, and one ISLE surf pro-shop, which provide additional opportunities to interact directly with our customers in person and strengthen customer relationships.

Retail. We have built relationships with well-known outdoor products and sporting goods retailers. We choose our retail partners carefully based on their reputation, demographic, and commitment to appropriately learn and showcase Solo Brands’ portfolio of products, provide hands-on customer service, and willingness to abide by our terms and conditions. We also sell products on websites of retailers. These sites give Solo Brands even more online presence in our effort to ensure customers find us wherever they choose to shop for outdoor and recreation products. Our strategic retail channel distribution is supported by our dedicated sales and account management team. As an added benefit to our strategic retail partners, we provide the opportunity to leverage a variety of our products, including specialized items specific to certain of these partners, further demonstrating our desire to operate as a value adding partner. This team serves our retail partner base and identifies potential new retailers to expand our geographic footprint.

Seasonality

We believe that our sales include a seasonal component. Historically, our net sales have been highest in our second and fourth quarters, with the first quarter typically generating the lowest sales. This historical sales trend is supported by the demand for our products at the beginning of the summer and holiday shopping seasons. We expect that this seasonality will continue to be a factor in our results of operations and sales. In 2025, we saw a shift in the seasonal demand within our retail channel with the first quarter far exceeding the third quarter. We believe that this change in trend in 2025 could be indicative of a potential long-term change in our seasonality, which we will continue to monitor in future periods.

Supply Chain and Quality Assurance

We manage a supply chain of third-party manufacturing and logistics partners to produce and distribute our products. We work with partners who allow for production flexibility, efficiency and scalability, possess capabilities to support new products, meet our expanding sales channel strategies and other required operational needs. We currently have a number of manufacturing partners located in various countries including the United States, India, Vietnam, Cambodia, Mexico, and China. In 2025, in connection with the tariff increases described below, we diversified our supply base and began to place a small portion of purchase orders from Vietnam and Cambodia, reducing our reliance on sourcing from China for the Solo Stove segment and eliminated our sourcing from China almost entirely for the Chubbies segment.

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

The U.S. presidential administration recently imposed new or increased tariffs on goods manufactured in China, Vietnam, Mexico and Canada. During 2024, the majority of our products that were imported into the United States from China were already subject to tariffs that were as high as 25%, with 2025 experiencing tariffs as high as 70%, which adversely impacted our expenses. As noted above, we diversified our supply base in 2025 as a tariff mitigation strategy, significantly reducing our dependence on goods manufactured in China.

In addition, our product lines involve production with steel manufactured outside the U.S., including steel manufactured in Mexico, that has also been subject to new tariffs. These new tariffs and retaliatory actions by foreign governments had an adverse effect on our inventory and cost of goods sold in 2025 and we expect, on a per unit basis, further adverse effects in future periods as a result of these tariffs, to the extent they remain effective. Various tariffs enacted in 2025 have been subject to successful legal challenge, but it remains unclear whether and to whom those tariffs may be refunded, and the federal government may attempt to impose new or similar tariffs under alternative statutory mechanisms. For additional information, see Part I, Item 1A, Risk Factors, “Tariffs or other restrictions placed on foreign imports and any related counter-measures taken by other countries harm our business and results of operations” and “Our products are manufactured by third parties outside of the United States, and our business may be harmed by legal, regulatory, economic, societal, and political risks associated with those markets.”

Distribution and Inventory Management

A majority of our products are shipped from our manufacturers to one of our two United States distribution centers in Grapevine, Texas and Manchester, Pennsylvania. These distribution centers, which we operate, are strategically located across the United States, allowing us to provide faster delivery throughout the United States. Certain of our products are distributed directly from our manufacturing facility in Mexicali, Mexico. The remaining portion of our products are shipped directly to one of our national retail partners or one of our distributors.

We manage inventory by analyzing product sell-through, forecasting demand, and working with our supply chain to ensure sufficient availability. Additionally, we lease a 20,000 square foot facility in Canada and a 72,000 square foot facility in Rotterdam, Netherlands. Our domestic and international warehouses position Solo Brands to reach customers quickly. We use a warehouse management system at these distribution centers that interfaces with our enterprise resource planning (“ERP”) system so that we can maintain visibility and control over inventory levels and customer shipments. We believe our domestic capacity and the capacity of international providers is sufficient to meet our future needs.

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

Information Technology

Information technology (“IT”) systems are integral to our ability to operate, analyze and manage our business, research and develop new products, enhance our customers’ experience, and optimize our operating costs. Our infrastructure is cloud-first, as we believe it provides the most flexibility, scalability, and is inherently resilient with platform level redundancy in networking and computer hardware. We leverage third-party components and software to enhance our platform capabilities and ERP and e-commerce systems to improve our operations and manage our growth potential. We utilize leading software solutions for key aspects of our information systems. We believe our planned systems infrastructure will be sufficient to support our business for the foreseeable future.

Competition

We compete in the large outdoor, leisure, recreation, and lifestyle apparel markets and may compete in other addressable lifestyle markets. Competition in our markets is based on a number of factors including product quality, performance, durability, styling, ease-of-use, and price, as well as brand image and recognition. We believe that we have been able to compete successfully on the basis of our superior design capabilities and product development, brands and our omni-channel approach. We believe that our innovative products are highly distinguished from competing products, with Solo Stove bringing to market new and innovative takes on their virtually smokeless fire pit design and branching into new categories with the introduction of the propane fire pit, griddle and cooler in 2025, Chubbies continually evolving its approach to patterns and product assortment that caters to its consumers’ needs and Watersports creating unique product offerings that provide their customers with a variety of ways to embrace the water.

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

We are focused on recruitment, retention, and training, all areas where we see significant opportunity as we scale and bring on new team members. We believe the dedicated team of Solo Brands employees is a critical factor to our past and future success and intend to continue investing in our team’s well-being. None of our employees are currently covered by a collective bargaining agreement. We have experienced no labor-related work stoppages and employee relations are considered to be good. As of December 31, 2025, we had approximately 327 employees.

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

In relation to our sales and marketing activities, we are subject to various consumer protection rules and regulations promulgated and/or enforced by various federal and state regulators such as the U.S. Federal Trade Commission, and state attorneys general as well as non-U.S. regulatory authorities that relate to advertising, product delivery and other consumer-facing practices. In addition, our collection of personal information, such as through our online products and services, including our e-commerce and digital communications activities, are or may be subject to U.S. and non-U.S. data privacy and cybersecurity laws, such as the U.S. Children’s Online Privacy Protection Act, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”), the General Data Protection Regulation (the “GDPR”), and the UK General Data Protection Regulation and the UK Data Protection Act 2018 (collectively, the “UK GDPR”).

We are subject to various other federal, state, local and international laws and regulations applicable to our business, including export controls, and have established processes for compliance with these laws and regulations.

For the year ended December 31, 2025, compliance with governmental regulations did not have a material effect on our capital expenditures, earnings or competitive position, and, at this time, we do not expect to incur material capital expenditures related to compliance with regulations in 2026.

Corporate Simplification

On December 17, 2025, as part of the Corporate Simplification transactions, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Holdings and Solo Merger Sub LLC (“Merger Sub”), a subsidiary of the Company and SP SS Blocker Purchaser, LLC (“Blocker”), formed for the sole purpose of merging with and into Holdings. Pursuant to the Merger Agreement, effective January 1, 2026 (the “Effective Time”), Merger Sub was merged with and into Holdings, with Holdings continuing as the surviving entity (the “Merger”) and our wholly-owned subsidiary.

Pursuant to the Merger Agreement, at the Effective Time, each of the issued and outstanding common units of Holdings (“LLC Units”) beneficially owned by members of Holdings were cancelled and converted automatically into a right to receive one share of our Class A common stock, except for any LLC Units beneficially owned by either us or Blocker, which were cancelled for no consideration in accordance with the Merger Agreement and Holdings’ Amended and Restated Limited Liability Company Agreement (the “Holdings LLC Agreement”). At the Effective Time, the limited liability company interests of Merger Sub were converted into limited liability company interests of Holdings as the surviving entity, resulting in Holdings continuing as a wholly-owned subsidiary of the Company. In addition, immediately following the Effective Time, (i) all of the issued and outstanding shares of our Class B common stock were retired and cancelled in accordance with our Amended and Restated Certificate of Incorporation and the Holdings LLC Agreement and (ii) the Company contributed all of its interests in Holdings to Newco, a wholly-owned subsidiary of the Company. As a result, upon completion of the Merger, there were no LLC Units or shares of Class B common stock of the Company outstanding.

The Merger and related transactions did not terminate or accelerate our obligations under the Tax Receivable Agreement (“Tax Receivable Agreement”), dated as of October 27, 2021, by and among us, Holdings and the other parties from time to time party thereto (the “TRA Participants”). However, as a result of the Merger, the total future potential cash payments due under the Tax Receivable Agreement are generally limited.

Item 1A. Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. The realization of any of these risks and uncertainties could have a material adverse effect on our results of operations and financial condition. In that event, the trading price and value of our Class A common stock could decline, and you may lose part or all of your investment.

Risks Related to our Liquidity and Indebtedness

Our financial condition previously raised and may in the future raise substantial doubt as to our ability to continue as a going concern.

In connection with the filing of this Annual Report on Form 10-K, we evaluated our ability to continue as a going concern for the twelve months following the issuance of the financial statements contained herein and determined that conditions and events, including the risk of variability in operating results that could affect future covenant compliance, raise substantial doubt about our ability to continue as a going concern within one year after the issuance of such financial statements. While management has developed plans intended to mitigate these conditions such that the plans are expected to alleviate such substantial doubt, the Company’s mitigating plans may not be successful. If the Company does not achieve the expected benefits from the planned operational initiatives to mitigate the going concern or if operating results or liquidity deteriorate, the Company may not have capital to finance its operations for the next twelve months. The Company could be required to seek further relief from lenders, additional capital through equity or debt financings or other sources or strategic alternatives.

Additional financing, strategic transactions or additional relief may not be available to us on acceptable terms, on a timely basis, or at all. If adequate funds are not available, or if the terms of potential funding sources or other strategic transactions are unfavorable, our business would be materially harmed. Furthermore, any new equity or equity-linked instruments we issue, similar to the issuance of shares in connection with the June 2025 refinancing transactions, will likely result in substantial dilution to our existing stockholders. If we cannot continue as a going concern, we could have to liquidate our assets, and potentially realize significantly less than the values at which they are carried on our financial statements, or commence proceedings under Chapter 11 of the U.S. Bankruptcy Code, and, in such cases, stockholders could lose all or part of their investment. If we were required to commence proceedings under Chapter 11 of the U.S. Bankruptcy Code, our operations and ability to develop and execute our business plan, and our ability to continue as a going concern, will be subject to the risks and uncertainties associated with bankruptcy. As such, filing for Chapter 11 would likely have a material adverse effect on our business, financial condition, results of operations and liquidity.

Additionally, our financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Thus, our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We may be unable to realize expected benefits from any ongoing strategic plans, restructuring and cost reduction efforts, and operational improvements.

Since 2024, we have effected restructuring plans and other cost savings initiatives, including re-balancing of products, workforce reductions, closure of distribution centers, and engagement of strategic consulting firms. We continue to execute on these efforts, and as a result, we may engage in discussions with our lenders, financial advisors, and other parties. For more detail regarding these activities, see Note 3 - Restructuring, Contract Termination and Impairment Charges.

These restructuring and cost reduction activities are complex and costly and may result in unintended consequences, such as unforeseen delays in their implementation, business and operational disruptions, decreased employee morale, loss of institutional knowledge and potential impacts on financial reporting. Reductions in workforce also make it difficult for us, and may prevent us from, pursuing new business opportunities and initiatives or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we do not successfully manage our ongoing or future initiatives and restructuring activities, expected efficiencies and benefits might be delayed or not realized, and our business, financial condition, and results of operations may be materially adversely affected.

Our limited liquidity poses additional risks to our business and operations.

Our limited liquidity has required and will continue to require substantial time and attention from our senior management team, to develop strategies and plans to address such limited liquidity. This diversion of management’s attention may have a material adverse effect on the conduct of our business, and, as a result, on our financial condition and results of operations. Other risks include, but are not limited to, the high costs of negotiating agreements and seeking and executing liquidity initiatives; our ability to maintain our relationships with our suppliers, service providers, customers, and other third parties; our ability to retain and attract employees; and our ability to maintain contracts that are critical to our operations. These risks affect our business and operations and the price of our Class A common stock.

We depend on cash generated from our operations to support our business.

We primarily rely on cash flow generated from our sales to fund our current operations. We require significant amounts of cash to purchase inventory, work on our product development, maintain our manufacturer and supplier relationships, pay personnel, pay public company operating costs, and to further invest in our sales and marketing efforts. As of December 31, 2025, we had cash and cash equivalents of $20.0 million. If our business does not generate sufficient cash flow and sufficient funds are not otherwise available from financing sources or other strategic transactions, we will not be able to sustain and continue our operations. In such case, we could be required to liquidate our assets, and potentially realize significantly less than the values at which they are carried on our financial statements, and stockholders could lose all or part of their investment.

Our substantial indebtedness and the terms of our Amended Credit Agreement limit our ability to invest in the ongoing needs of our business.

On June 13, 2025, we entered into Amendment No. 4 to Credit Agreement and Limited Waiver and Amendment No. 1 to Security Agreement (the “2025 Refinancing Amendment”), which amended the credit agreement dated as of May 12, 2021 (as amended to date, the “Amended Credit Agreement”). The Amended Credit Agreement and our substantial indebtedness place conditions on us and restrict our business activities, including by:

•requiring us to utilize a portion of our cash flow from operations and dispositions of assets to make repayments of our indebtedness, reducing the availability of our cash flow to fund working capital, capital expenditures, development activity, return capital to our stockholders, and other general corporate purposes;
•increasing our vulnerability to adverse economic or industry conditions;
•limiting our flexibility in planning for, or reacting to, changes in our business or markets;
•making us more vulnerable to increases in interest rates, as borrowings under the 2025 Revolving Credit Facility bear interest at variable rates;
•limiting our ability to obtain additional financing in the future for working capital or other purposes; and
•placing us at a competitive disadvantage compared to our competitors that have less indebtedness.

In addition, the Amended Credit Agreement places certain limitations on our ability to incur additional indebtedness. However, subject to the qualifications and exceptions in the Amended Credit Agreement, we could incur substantial additional indebtedness, if available. The Amended Credit Agreement also places certain limitations on our ability to enter into certain types of transactions, financing arrangements and investments, to make certain changes to our capital structure, and to guarantee certain indebtedness, among other things. The Amended Credit Agreement also places certain restrictions on the payment of dividends and distributions and certain management fees. These restrictions limit or prohibit, among other things, and in each case, subject to certain customary exceptions, our ability to: (a) pay dividends on, redeem or repurchase our stock, or make other distributions; (b) incur or guarantee additional indebtedness; (c) sell stock in our subsidiaries; (d) create or incur liens; (e) make acquisitions or investments; (f) transfer or sell certain assets or merge or consolidate with or into other companies; (g) make certain payments or prepayments of indebtedness subordinated to our obligations under the 2025 Revolving Credit Facility; and (h) enter into certain transactions with our affiliates.

The Amended Credit Agreement requires us to comply with certain covenants and failure to comply with our Amended Credit Agreement, including the financial and operational covenants thereunder, the occurrence of a change of control or a failure to make scheduled payments on our debt, could result in an event of default.

If an event of default and acceleration of our obligations occurs, the lenders under the Amended Credit Agreement would have the right to foreclose against the collateral we granted them to secure such indebtedness, which consists of substantially all of our assets, including the equity of Holdings and certain of its subsidiaries. If the debt under the Amended Credit Agreement were to be accelerated, we would not have sufficient cash or may not be able to sell sufficient collateral to repay this debt, which would immediately and materially harm our business, results of operations, and financial condition. The threat of our debt being accelerated in connection with a change of control also makes it more difficult for us to attract potential buyers or to consummate a change of control transaction that could otherwise be beneficial to our stockholders.

Risks Related to our Business and Industry

Our business depends on maintaining and strengthening our brand and generating and maintaining ongoing demand for our products, and reductions in such demand harm our results of operations.

We have developed a strong and trusted brand that we believe has contributed significantly to our success. Maintaining, promoting and positioning our brand and reputation depends on, among other factors, the success of our product offerings, quality assurance, marketing and merchandising efforts, the reliability and reputation of our supply chain, our ability to grow and capture share of the outdoor lifestyle category, and our ability to provide a consistent, high-quality consumer experience. We have made substantial investments in these areas, and will need to continue to invest in these actions, in order to maintain and enhance our brand and these experiences, but such investments are not always successful. Any negative publicity, regardless of its accuracy, could materially adversely affect our business. For example, we may not be able to maintain and enhance a loyal customer base if we receive customer complaints, negative publicity or otherwise fail to live up to consumers’ expectations, which could materially adversely affect our business, operating results and growth prospects.

The growing use of social and digital media increases the speed and extent that information or misinformation and opinions can be shared. Negative publicity about us, our brand or our products on social or digital media could seriously damage our brand and reputation. For example, consumer perception could be influenced by negative media attention regarding any consumer complaints about our products, our management team, ownership structure, sourcing practices and supply chain partners, employment practices, ability to execute against our mission and values, and our products or brand, such as any advertising campaigns or media allegations that challenge the sustainability of our products and our supply chain, or that challenge our marketing efforts regarding the quality of our products, which could have an adverse effect on our business, brand and reputation. Similar factors or events could impact the success of any brands or products we introduce in the future. Any incident that erodes the loyalty of our consumers, customers, suppliers or manufacturers, including adverse publicity or a governmental investigation or litigation, could significantly reduce the value of our brand and significantly damage our business, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we are unable to successfully design, develop and introduce new products, our business will be harmed.

The Solo Stove and Chubbies segments made up the majority of our total revenue in the year ended December 31, 2025. Our business and financial results depend in part on our ability to expand sales of our other existing products and to introduce new and enhanced products. The success of these products depends on many factors, including anticipating consumer preferences, finding innovative solutions to consumer problems, differentiating our products from those of our competitors, and maintaining the strength of our brand while also expanding our brand beyond the categories of products we currently sell. The design, development and introduction of our products is costly and we typically have several products in development at the same time. If we misjudge or fail to anticipate consumer preferences or there are problems in the design or quality of our products, or delays in product introduction, our brand, business, financial condition, and results of operations could be harmed.

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

In recent years, tariffs on goods manufactured in many countries, including China, Mexico and Canada, have increased and/or fluctuated significantly and other countries have retaliated or may retaliate with tariffs on goods manufactured in, or exported by, the United States. During 2024, the majority of our products that were imported into the United States from China were already subject to tariffs that were as high as 25%, which adversely impacted our expenses. In addition, our product lines involve production with steel manufactured outside the U.S., including in Mexico that is subject to tariffs, including virtually all of our Solo Stove and TerraFlame brands’ products. Further, certain of our Solo Stove, Oru and TerraFlame brands’ products are produced in Mexico and are subject to the new tariffs on Mexico. These tariffs and retaliatory actions have had, and any future tariffs could have, an adverse effect on our results of operations and margins and sales of our products outside the U.S. However, these mitigation strategies may not be successful in the future. In addition, there can be no assurances that we will be able to pass any additional increased costs from tariffs on to our customers, that demand or profitability will not be further materially adversely impacted, or that we will be successful in implementing any additional efforts to mitigate the effect of tariffs on our business.

In February 2026, the United States Supreme Court ruled that the use of the International Emergency Economic Powers Act ("IEEPA") to impose tariffs was not authorized by Congress, invalidating a significant portion of tariffs that had been in effect since April 2025. While the ruling struck down the IEEPA-based tariffs, it does not necessarily prevent the U.S. Presidential Administration from imposing tariffs using other legal authorities, and the administration has indicated its intention to pursue alternative statutory mechanisms to reinstate or impose new tariffs. The ruling has created substantial uncertainty regarding the tariff environment, including with respect to (i) whether and to what extent refunds will be issued for tariffs previously collected under the IEEPA, (ii) the timing and scope of any new tariffs that may be imposed under alternative legal authorities and (iii) the potential for further legal challenges to any such tariffs. Any prolonged uncertainty or volatility in tariff policy could disrupt our supply chain planning, increase our costs and adversely affect our ability to price our products competitively. Given that substantially all of our products are currently manufactured outside of the United States, including in China, India, Vietnam, Cambodia and Mexico, any future tariffs imposed on goods from these countries, whether under the IEEPA or other statutory authorities, could significantly increase our product costs and harm our business, results of operations and financial condition.

Changes in domestic social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell products, and any negative sentiments towards the United States as a result of such changes, could also adversely affect our business. If the United States government withdraws or materially modifies existing or proposed trade agreements or places greater restriction on free trade generally, our business, financial condition and results of operations will be adversely affected. In addition, negative sentiments towards the United States among non-U.S. customers and among non-U.S. employees or prospective employees could adversely affect sales or hiring and retention, respectively.

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

Our products are manufactured outside of the United States, and we sell a small percentage of our products outside of the United States. Our reliance on suppliers and manufacturers in foreign markets, as well as our sales in non-U.S. markets, creates risks inherent in doing business in foreign jurisdictions, including: (a) complying with various foreign laws and regulations, including trade and labor restrictions and laws relating to the importation and taxation of goods; (b) weaker protection for and practical difficulties in enforcing intellectual property and other legal rights than in the United States; (c) compliance with the U.S. Foreign Corrupt Practices Act (the “FCPA”), the UK Bribery Act 2010 (“the Bribery Act”), and other applicable anti-corruption laws, which generally prohibit companies from making improper payments to government officials (or in some cases commercial counterparties) for the purpose of obtaining or retaining business or securing an improper business advantage; (d) compliance with rules and regulations relating to export controls and economic trade sanctions and embargoes, such as the sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls (“OFAC”) as well as export controls administered by the U.S. Department of Commerce; (e) compliance with U.S. anti-money laundering regulations; (f) economic and political instability and acts of terrorism in the countries where our suppliers are located; (g) transportation interruptions or increases in transportation costs; (h) public health crises; and (i) the imposition of tariffs on components and products that we import into the United States or other markets. We cannot assure you that our directors, officers, employees, representatives, manufacturers, or suppliers have not engaged and will not engage in conduct for which we may be held responsible, nor can we assure you that our manufacturers, suppliers, or other business partners have not engaged and will not engage in conduct that could materially harm their ability to perform their contractual obligations to us or even result in our being held liable for such conduct. Violations of sanctions, export control, anti-corruption, anti-money laundering, and anti-terrorism laws, or allegations of such acts, could damage our reputation and subject us to civil or criminal investigations in the United States and in other jurisdictions and related shareholder lawsuits, could lead to substantial civil and criminal, monetary and nonmonetary penalties and could cause us to incur significant legal and investigatory fees, which could harm our business, financial condition, cash flows and results of operations.

Our historic growth rates have not been sustained and are not likely indicative of future growth.

We expanded our operations rapidly previously, primarily due to our digital marketing strategy and increased demand for outdoor recreation and leisure lifestyle products, as well as acquisitions. However, our historical growth rates have not been sustained and are likely not indicative of future growth. We believe that revenue growth will depend upon, among other factors:

•Improving and managing our current limited liquidity;
•Increasing U.S. brand awareness;
•Our ability to obtain adequate protections for our intellectual property; and
•Product innovation to expand our total addressable market and sustain existing demand.

We have a limited history operating our business at its current scale. As a result of our historic growth, our employee headcount and the scope of our business increased substantially, and we are continuing to implement appropriate policies and procedures for a public company. We may experience difficulties as we continue to implement changes to keep pace with our development and, if our operations resume growth, in managing such growth and building the appropriate processes and controls in the future. Growth may increase the strain on our resources, and we could experience operating difficulties, including in sourcing, logistics, recruiting, maintaining internal controls, marketing, designing innovative products, and meeting consumer needs. If we do not adapt to meet these evolving challenges, the strength of our brand may erode, the quality of our products may suffer, we may not be able to deliver products on a timely basis to our customers, and our corporate culture may be harmed.

In addition, we expect to continue to make strategic investments in our research and development and sales and marketing organizations, align our operations and infrastructure to current and expected demand, design and develop new products, and enhance our existing products with newly developed products. If our sales do not increase at a sufficient rate to offset these increases in our operating expenses, our profitability may continue to decline.

Our business could be harmed if we are unable to accurately forecast demand for our products or our results of operations.

To ensure adequate inventory supply, we must accurately forecast inventory needs and place orders with our manufacturers before we receive firm orders from our retail partners or customers. We have experienced and may continue to experience excess inventory levels or a shortage of products and delays in delivering to our retail partners and through our DTC channel, particularly due to uncertainty and delays related to global supply chain challenges, which could cause a decline in sales and harm our results of operations and financial condition.

If we underestimate the demand for our products, our manufacturers may not be able to scale quickly enough to meet demands, and this could result in delays in the shipment of our products and our failure to satisfy demand, as well as damage to our reputation and retail partner relationships. If we overestimate the demand for our products, we could face inventory levels in excess of demand, which has resulted and could in the future result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which harms our gross margins. Factors that may impact our ability to forecast demand for our products include shifting consumer trends, unforeseen supply chain delays, global economic conditions, increased competition, our limited operating experience, expansion into new markets and geographies and development and marketing of new products. Our historical sales, expense levels, and profitability may not be an appropriate basis for forecasting future results in these new markets and with new products.

Failure to accurately forecast our results of operations and growth rate could result in excess or insufficient inventory, meaning actual results could be materially lower than anticipated. Even if the markets in which we compete expand, we cannot assure you that our business or profitability will grow at similar rates, if at all.

Our marketing strategy may not be successful with existing and future customers.

We market our products by associating our brand and products with indoor and outdoor activities to be experienced with family and friends, as well as other influencer and product-related campaigns. To sustain long-term growth, we must continue to successfully promote our products to new and existing consumers who identify with or aspire to these activities, as well as to individuals who value the differentiated function, high quality, and specialized design of our products. We must also promote new types of products. If we fail to successfully market and sell our products to our existing customers or expand our customer base, our sales could decline or we may be unable to grow our business.

In particular, our marketing strategy has focused on digital marketing, which we depend on for our DTC channel. We rely on internet search engines and social media platforms, which frequently update and change the algorithms that determine the placement and display of results of a user’s search or the content a user sees, to drive traffic to our website. If we are unable to appear prominently in the search results or social media feeds for relevant queries or if changes to algorithms reduce the visibility of our content, traffic to our website could decline, which we may not be able to replace from other channels in a timely manner or at all, which could harm our business, financial condition and results of operations.

If we fail to attract new customers in a cost-effective manner, our business may be harmed.

A large part of our success depends on our ability to attract new customers in a cost-effective manner. We have made, and may continue to make, significant investments in attracting new customers through increased advertising spends on social media, influencers and brand affiliates, radio, podcasts, linear television, and targeted email communications. Marketing campaigns can be expensive and may not be cost-effective. In addition, if platforms we invest our advertising spend in are unavailable, that adversely affects the efficacy of that spend. Further, as our brand becomes more widely known, future marketing campaigns may not attract new customers at the same rate as past campaigns and the cost of acquiring new customers may increase over time. If we are unable to attract new customers, or fail to do so in a cost-effective manner, our business may be harmed.

Our growth depends, in part, on expanding into additional consumer markets, and we may not be successful in doing so.

We believe that our future growth depends, in part, on enlarging our customer base in the United States and international markets. We have invested significant resources in these areas, and we may face new and existing challenges including competitive, merchandising, distribution, and hiring difficulties, and we may encounter difficulties attracting customers due to lack of brand familiarity or resistance to paying for premium products, particularly in international markets. In addition, our sales and marketing activities may not be successful. If we are not successful, our business and results of operations may be harmed.

Our net sales and profits depend on the level of customer spending for our products, which is sensitive to general economic conditions and other factors.

Our products are discretionary items for customers and the success of our business depends on factors influencing consumer spending, including actual and perceived economic conditions, consumer confidence, disposable income, consumer credit availability, interest rates, unemployment, inflation, and tax rates. As global economic conditions continue to be volatile, and economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to declines. Any of these factors could harm discretionary consumer spending, resulting in a reduction in demand for our products, decreased prices, increased costs to make sales and harm to our business and results of operations. Consumer purchases of discretionary items tend to decline during recessionary periods, which may slow our growth. A downturn in the economies in markets in which we sell our products, particularly in the United States, may materially harm our sales, profitability and financial condition.

The markets in which we compete are highly competitive and we could lose our market positions.

The markets in which we compete are highly competitive, typically with low barriers to entry. Competition is based on product quality, performance, durability, availability, styling, brand image and recognition and price. Competitors may be able to develop similar products, sell for lower prices, offer products in more areas, adapt to changes in consumers’ needs and preferences more quickly, devote greater resources to design, sourcing, distribution, and marketing, or generate greater brand recognition. In addition, as we expand into new areas and product categories we will continue to face, different and, in some cases, more formidable competition. Many competitors have significant competitive advantages, including learning from our experiences and taking advantage of new product popularity, greater financial strength, larger research and development teams, larger marketing budgets and more distribution and other resources than we do. Some of our competitors may aggressively discount products or offer other attractive sales terms in order to gain market share, which could impact our pricing, profit margins and market share. If we are not able to overcome these potential competitive challenges, effectively market our current and future products and otherwise compete effectively against our current or potential competitors, our prospects, results of operations and financial condition could be harmed.

The markets in which we operate are subject to evolving, and increasingly stringent, consumer laws.

International markets have seen an increase in consumer protection laws. For example, the United Kingdom (“UK”) Digital Markets, Competition and Consumers Act 2024 (“DMCCA”) introduces prescriptive rules for unfair commercial practices, online interface design, and price transparency, and will affect how we design products, market to consumers, and manage the customer lifecycle. The Competition and Markets Authority has direct civil enforcement powers with ability to impose significant turnover‑based penalties, require consumer redress, and secure undertakings. Implementing these measures may require changes to our product flows, pricing presentation and marketing. The DMCCA increases the likelihood and consequences of consumer law enforcement in the UK. There is still some uncertainty regarding the timing, scope and interpretation of the DMCCA and related secondary rules. We may need to revise customer communications and terms, alter cancellation and refund processes, enhance disclosures and consent mechanisms, and pause or discontinue certain promotions or features. Failure to comply with the DMCCA or other consumer protection laws, or changes in its implementation or enforcement priorities, could increase costs, reduce revenue, delay product launches, impair our competitive position, or otherwise adversely affect our business, financial condition, results of operations and cash flows.

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

Our success depends in large part on our brand image and, in particular, on the strength of our Solo Stove, ISLE, Oru and Chubbies trademarks. We rely on trademark protection to protect our brands, and we have registered or applied to register many of these trademarks in the United States and several other markets, but we have not registered all of our marks in all of the jurisdictions in which we currently conduct or intend to conduct business. Further, we cannot be sure that our trademark applications will be successful. These applications may also be challenged or opposed by third parties. In the event that our trademarks are successfully challenged and we lose the rights to use those trademarks, we could be forced to rebrand our products, requiring us to devote resources to advertising and marketing new brands.

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

We regard our intellectual property rights as critical to our success. We regularly monitor for infringement, and we employ third-party watch services in support of these efforts and have from time to time instituted litigation to enforce our trademarks, patents and other intellectual property, and we expect to do so in the future. Nevertheless, the steps we take may be inadequate and we may experience difficulty in effectively limiting the unauthorized use of our patents, trademarks, trade dress, and other intellectual property and proprietary rights worldwide. As our business continues to expand, some of our competitors have imitated, and will likely continue to imitate, our product designs and branding, which could harm our business and results of operations. In addition, our use of third-party suppliers and manufacturers, including in countries where counterfeiting is more prevalent, presents a risk of counterfeit goods entering the marketplace. We intend to increase our sales overseas over the long term and may experience increased copying of our products. Intellectual property protection may be limited or unavailable in some foreign countries where we choose to do business. It may therefore be more difficult for us to successfully challenge the use of our intellectual property rights by other parties in these countries, which could diminish the value of our brands or products and cause our competitive position and growth to suffer.

As we develop new products and seek to sustain performance internationally, we expect we will continue to incur greater costs in connection with securing the issuance or registration of patents, trademarks, copyrights, and other intellectual property rights, which will also increase our costs to monitor and enforce these rights. If difficulties arise securing such rights or protracted litigation is necessary to enforce such rights, our business and financial condition could be harmed.

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

We may be subject to liability if we infringe upon the intellectual property rights of third parties and have incurred and may continue to incur costs protecting our intellectual property rights.

Third parties may sue us for alleged infringement of their intellectual property rights. The party claiming infringement might have greater resources than we do to pursue its claims, and we could be forced to incur substantial costs and devote significant management resources to defend against such litigation, even if the claims are meritless and even if we ultimately prevail. Also, third parties may make infringement claims against us that relate to technology developed or used by one of our manufacturers for which our manufacturers may or may not indemnify us. Even if we are indemnified against such costs, the indemnifying party may be unable or unwilling to comply with its contractual obligations and disputes over the scope of these obligations could require additional litigation. If the party claiming infringement were to prevail, we could be forced to modify or discontinue our products, pay significant damages, or enter into expensive royalty or licensing arrangements with the prevailing party, any of which could have a material adverse effect on our business, financial condition and results of operations. Further, we cannot guarantee that a license from the prevailing party would be available on acceptable terms, or at all.

We rely on third-party manufacturers and problems with, or the loss of, our suppliers or an inability to obtain raw materials could harm our business and results of operations.

Our products are produced by third-party manufacturers. We face the risk that these third-party manufacturers may not produce and deliver our products on a timely basis, or at all, may not comply with our quality standards, or may decide to raise prices in the future. We have experienced, and could experience in the future, operational difficulties with our manufacturers and we may face similar or unknown operational difficulties or other risks with respect to future manufacturers, including with respect to new products. These difficulties include reductions in the availability of production capacity, errors in complying with product specifications and regulatory and customer requirements, insufficient quality control, failures to meet production deadlines, failure to achieve our product quality standards, increases in costs of manufacturing and materials and manufacturing or other business interruptions. The ability of our manufacturers to effectively satisfy our production requirements could also be impacted by manufacturer financial difficulty or damage to their operations caused by fire, terrorist attack, riots, natural disaster, public health issues, pandemics, or other events. The failure of any manufacturer to perform to our expectations could result in supply shortages or delays for certain products and harm our business. If we develop new products with significantly increased or new manufacturing requirements, otherwise experience significantly increased demand, or need to replace an existing manufacturer due to lack of performance, we may be unable to supplement or replace our manufacturing capacity on a timely basis or on terms that are acceptable to us, which may increase our costs, reduce our margins and harm our ability to deliver our products on time.

Additionally, we do not have long-term agreements in place with most of our third-party manufacturers, and such manufacturers could decide to stop working with us, which would require us to identify and qualify new manufacturers. For certain of our products, it may take a significant amount of time to identify and qualify a manufacturer that has the capability and resources to produce our products to our specifications in sufficient volume and satisfy our service and quality control standards. Those with whom we have executed supply contracts may breach these agreements, and we may not be able to enforce our rights under these agreements or may incur significant costs attempting to enforce them. As a result, we cannot predict our ability to obtain supplies and finished products in adequate quantities, of required quality and at acceptable prices from our suppliers and manufacturers in the future. Any one of these risks could harm our ability to deliver our products on time, or at all, damage our reputation and our relationships with our retail partners and customers and increase our product costs thereby reducing our margins.

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

The capacity of our manufacturers to produce our products is also dependent upon the availability of raw materials, equipment, labor, and transportation at a competitive rate. Our manufacturers may not be able to obtain sufficient supply of raw materials or do so at a competitive price, which could result in delays in deliveries of our products by our manufacturers or significantly increased costs. Any shortage of raw materials or inability of a manufacturer to produce or ship our products in a timely manner, or at all, could impair our ability to ship orders of our products in a cost-efficient, timely manner and could cause us to miss the delivery requirements of our customers. As a result, we could experience cancellations of orders, refusals to accept deliveries, increased costs, or reductions in our prices and margins, any of which could harm our financial performance, reputation and results of operations.

We also depend on a limited number of third-party manufacturers for the sourcing of our products. We currently have a number of manufacturing partners located in various locations, including China, India, Vietnam, Cambodia, United States and Mexico. The majority of our fire pits, our highest grossing product, are currently made in China, with additional limited production in Vietnam and Cambodia. As a result of this concentration in our supply chain, our business and operations would be negatively affected if our key manufacturer or suppliers were to experience significant disruption, including continuing political tensions between China and Taiwan, affecting the price, quality, availability, or timely delivery of products or were to refuse to supply us. The partial or complete loss of these manufacturers or suppliers, or a significant adverse change in our relationship with any of these manufacturers or suppliers, could result in lost sales, added costs, and distribution delays that could harm our business and customer relationships.

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

If we fail to timely and effectively deliver products to our retail partners and customers, our business and results of operations could be harmed.

Our business depends on our ability to distribute products in a timely manner, but we cannot control all factors that affect this process. Our third-party manufacturers ship most of our products to our distribution centers in the United States, the largest of which is in Texas. Our large reliance on our distribution center in Texas makes us vulnerable to natural disasters, weather-related disruptions, accidents, system failures, public health issues, or other unforeseen events that could delay or impair our ability to fulfill retailer orders and/or ship merchandise purchased on our website, which could harm our sales. We import our products, and thus we are also vulnerable to risks associated with products manufactured abroad, including, among other things: (a) risks of damage, destruction, or confiscation of products while in transit to our distribution centers; and (b) transportation and other delays in shipments, including as a result of heightened security screening, port congestion, and inspection processes or other port-of-entry limitations or restrictions in the United States. In order to meet demand for a product, we may choose in the future to arrange for additional quantities of the product, if available, to be delivered through air freight, which is significantly more expensive than standard shipping by sea and, consequently, could harm our gross margins. Failure to procure our products from our third-party manufacturers and deliver merchandise to our retail partners and DTC channels in a timely, effective, and economically viable manner could reduce our sales and gross margins, damage our brand, and harm our business.

We also rely on the timely and free flow of goods through open and operational international shipping lanes and ports from our suppliers and manufacturers. Labor disputes or disruptions of shipping lanes, such as the Suez Canal blockage in 2021 or any issues at the Panama Canal or increased or continued delays at ports, our common carriers, or our suppliers or manufacturers could create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during periods of significant importing or manufacturing, potentially resulting in delayed or cancelled orders by customers, unanticipated inventory accumulation or shortages, and harm to our business, results of operations and financial condition.

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

The physical placement of our products at retail partners plays an important part in our sales strategy. Retail partners may decide to emphasize competitors’ products, redeploy floor space to other product categories, or take other actions reducing purchases and visibility of our products. We do not receive long-term purchase commitments from retail partners, and orders are subject to cancellation. Factors affecting sales to retail partners include failure to identify customer needs, lack of customer acceptance of new products, unwillingness of our retail partners and customers to attribute premium value to our new or existing products or product expansions relative to competing products, failure to obtain shelf space, new competitor product introductions, damage to retail partner relationships, delays or defaults on our retail partners’ payment obligations to us, store closures, decreased foot traffic, recession or other adverse effects resulting from events outside of our control. Key retail partners could develop competing private-label products in the same or similar categories. If we lose any of our key retail partners or any key retail partner reduces its purchases of our existing or new products or its number of stores or operations or promotes products of our competitors over ours, our brand, as well as our results of operations and financial condition, could be harmed. Because we are a premium brand, our sales depend, in part, on retail partners effectively displaying our products, including providing attractive space and point of purchase displays in their stores, and training sales personnel. If our retail partners reduce or terminate those activities, we may experience reduced sales of our products, resulting in lower gross margins, which would harm our results of operations.

Insolvency, credit problems or other financial difficulties that could confront our retail partners expose us to financial risk.

We sell to the large majority of our retail partners on open account terms and do not require collateral or a security interest in the inventory we sell them. Insolvency, credit problems, or other financial difficulties confronting our retail partners could expose us to financial risk if they are unable to pay for the products they purchase from us. As of December 31, 2025, a single retail partner accounted for 28.0% of our total outstanding accounts receivable. Impairment of outstanding accounts receivables from this and other significant retail partners, their inability to perform under their contracts, or their default in payment could materially harm our business and results of operations. In addition, financial difficulties of our retail partners could also cause them to reduce their sales staff, use of attractive displays, number or size of stores, and the amount of floor space dedicated to our products. Any reduction in sales by, or loss of, our current retail partners or customer demand, or credit risks associated with our retail partners, could harm our business, results of operations, and financial condition.

If our independent suppliers, manufacturing partners and retail partners do not comply with ethical business practices or with applicable laws and regulations, our reputation, business, and results of operations would be harmed.

Our reputation and our customers’ willingness to purchase our products depend in part on our suppliers’, manufacturers’, and retail partners’ compliance with ethical employment practices, such as with respect to child labor, wages and benefits, forced labor, discrimination, safe and healthy working conditions, and with all legal and regulatory requirements relating to the conduct of their businesses and, in the case of retail partners, the promotion and sale of our products. The U.S. government also prohibits imports of items that are made or manufactured (in whole or in part) using forced labor, including under the Tariff Act of 1937 and the Uyghur Forced Labor Protection Act. While we attempt to only work with entities who agree to our Vendor Code of Conduct, they may not comply with ethical and lawful business practices. If our current or future suppliers, manufacturers, or retail partners fail to comply with applicable laws, regulations, safety codes, employment practices, human rights standards, quality standards, environmental standards, production practices, or other obligations, norms, or ethical standards, our reputation and brand image could be harmed, our ability to import certain items in the United States could be impacted, and we could be exposed to litigation and additional costs that would harm our business, reputation, and results of operations.

We are subject to payment-related risks that may result in higher operating costs or the inability to process payments, either of which could harm our brand, reputation, business, financial condition and results of operations.

For our DTC sales, as well as for sales to certain retail partners, we accept a variety of payment methods, including credit cards, debit cards, electronic funds transfers, electronic payment systems, and gift cards, subjecting us to significant and evolving regulations and compliance requirements, including obligations to implement enhanced authentication processes that could result in increased costs and liability, and reduce the ease of use of certain payment methods. For certain payment methods, we pay interchange and other fees, which may increase over time. We rely on independent service providers for payment processing. If these independent service providers become unwilling or unable to provide these services to us or if the cost of using these providers increases, our business could be harmed. We are also subject to payment card association operating rules and agreements, including data security rules and agreements, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. In particular, we must comply with the Payment Card Industry Data Security Standard (“PCI-DSS”), a set of requirements designed to ensure that all companies that process, store or transmit payment card information maintain a secure environment to protect cardholder data. We rely on vendors to handle PCI-DSS matters and ensure compliance. Should a vendor be subject to claims of non-compliance, or if our data security systems are breached or compromised, we may be liable for losses incurred by card issuing banks or customers, subject to fines and higher transaction fees, lose our ability to accept credit or debit card payments from our customers, or process electronic fund transfers or facilitate other types of payments. Any failure to comply could significantly harm our brand, reputation, business, financial condition and results of operations. In addition, PCI-DSS compliance may not prevent illegal or improper use of our payment systems or the theft, loss, or misuse of payment card data or transaction information.

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

If our acquisitions do not yield expected returns, we may be required to take charges on acquired goodwill and other intangible assets, which could harm our results of operations. For example, in 2024, we incurred impairment charges related to acquired goodwill associated with the IcyBreeze reporting unit after we determined to wind-down that business unit.

Our future success depends on the continuing efforts of our management and key employees, and on our ability to attract and retain highly skilled personnel and senior management.

We depend on the talents and continued efforts of our senior management, key employees and skilled personnel, and any loss of these members can disrupt our business and harm our results of operations. We believe that our senior management team is key to establishing our focus and executing our corporate strategies and is difficult to replace. There can be no assurance that our current or new members of our management team will be able to successfully execute our business, operating strategies and liquidity initiatives.

Furthermore, our ability to manage our business requires us to continue to attract, motivate, and retain additional qualified personnel. For instance, we rely on skilled and well-trained engineers for the research, development and design of our products and marketing personnel for our overall brand and individual brand’s growth. Our inability to attract or retain qualified employees in these functions or elsewhere could result in diminished quality of our products and delinquent production schedules, impede our ability to develop new products and prevent us from growing our brand, in aggregate and individually. Competition for this type of personnel is intense, particularly in Texas where several of our brands are headquartered, and we may not be successful in attracting, integrating, and retaining the personnel required to grow and operate our business effectively, which risk is exacerbated by our current liquidity situation. In particular, our recent restructuring initiatives and low stock price may make retention of key employees more difficult.

Our plans for continuing international operations may not be successful.

Continued operations in markets outside the United States is one of our key long-term strategies for the future of our business. These continued operations require significant investments of capital and human resources, new business processes and marketing platforms, legal compliance, and the attention of many managers and other employees who would otherwise be focused on other aspects of our business. There are significant costs and risks inherent in selling our products in international markets, including: (a) failure to effectively establish our core brand identity; (b) increased employment costs; (c) increased shipping and distribution costs, which could increase our expenses and reduce our margins; (d) potentially lower margins in some regions; (e) longer collection cycles in some regions; (f) increased competition from local providers of similar products; (g) compliance with foreign laws and regulations, including taxes and duties, laws governing the marketing and use of e-commerce websites and enhanced data privacy laws and security, rules, and regulations; (h) establishing and maintaining effective internal controls at foreign locations and the associated increased costs; (i) increased counterfeiting and other challenges involving intellectual property rights; (j) compliance with anti-bribery, anti-corruption, sanctions, export controls, and anti-money laundering laws, such as the FCPA, the Bribery Act, and OFAC regulations, by us, our employees, and our business partners; (k) currency exchange rate fluctuations and related effects on our results of operations; (l) economic weakness, including inflation, or political instability in foreign economies and markets; (m) compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad; (n) workforce uncertainty in countries where labor unrest is more common than in the United States; (o) business interruptions resulting from geopolitical actions, including war and terrorism, such as the recent wars between Russia and Ukraine and between Israel and surrounding areas, or natural disasters, including earthquakes, typhoons, floods, fires, and public health issues; (p) the imposition of tariffs on products that we import into international markets that could make such products more expensive compared to those of our competitors; (q) our ability to sustain performance internationally could be impacted by the intellectual property rights of third parties that conflict with or are superior to ours; (r) difficulty developing retail relationships; and (r) other costs and risks of doing business internationally.

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

Our Solo Stove products are designed to involve fire. If not properly handled, the fire our products involve poses significant danger for a number of reasons, including the possibility of burns, death, and significant property damage, including as a result of wildfires. As a result of fire or otherwise, if our Solo Stove or other products are defective or misused or if users of our products exercise impaired or otherwise poor judgment in the use of our products, the results could include personal injury to our customers or other third parties, death and significant property damage or destruction, and we could be exposed to significant liability and reputational damage. Moreover, heightened regulatory scrutiny and potential restrictions on fire products in regions with elevated wildfire risk may adversely impact demand for our products. Climate changes related to increases in drought conditions and wildfire frequency may exacerbate these risks over time.

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

We collect, store, process, transmit and use personal data, including from and about employees, customers and suppliers. A variety of state, federal, and foreign laws, regulations industry standards, contractual requirements, and other obligations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data, including the CCPA, Canada’s Personal Information Protection and Electronic Documents Act, and the GDPR. As we seek to expand our business, we are, and may increasingly become subject to various current and new laws, regulations and standards, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate, which are continuously evolving and may be interpreted and applied differently over time and from jurisdiction to jurisdiction in ways that have a material adverse effect on our reputation, business, financial condition and results of operations. This evolution may affect our ability to operate in certain jurisdictions or to collect, store, transfer, use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, and result in liability or impose additional costs on us. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our business, results of operations, and financial condition.

U.S. Privacy Laws

Domestic privacy and data security laws are complex and changing rapidly. Within the United States, many states have enacted, or are considering adopting, privacy laws and regulations. For example, the CCPA requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information (including for cross-context behavioral advertising and sale); (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may also be required. In addition, similar laws have been enacted in other states, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. Together, these laws will add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, could impact strategies and availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies.

Our communications with our customers are subject to certain laws and regulations, including the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2023 (“CAN-SPAM”), the Telephone Consumer Protection Act of 1991 (“TCPA”), and the Telemarketing Sales Rule and analogous state laws, that could expose us to significant damages awards, fines and other penalties that could materially impact our business. For example, the TCPA imposes various consumer consent requirements and other restrictions in connection with certain telemarketing activity and other communication with consumers by phone, fax or text message. The CAN-SPAM and the Telemarketing Sales Rule and analogous state laws also impose various restrictions on marketing conducted use of email, telephone, fax or text message. As laws and regulations, including the Federal Trade Commission (“FTC”), enforcement, rapidly evolve to govern the use of these communications and marketing platforms, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations could adversely impact our business, financial condition and results of operations or subject us to fines or other penalties. The Federal Communications Commission, as the agency that implements and enforces the TCPA, may disagree with our interpretation of the TCPA and subject us to penalties and other consequences for noncompliance. Determination by a court or regulatory agency that our practices violate the TCPA could subject us to civil penalties and could require us to change some portions of our business. Even an unsuccessful challenge by plaintiffs or regulatory authorities of our activities could result in adverse publicity and could require a costly response from and defense by us.

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

Non-U.S. Privacy Laws

In Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”), and various provincial laws require that companies give detailed privacy notices to consumers, obtain consent to use personal information, with limited exceptions, allow individuals to access and correct their personal information, and report certain data breaches. In addition, Canada’s Anti-Spam Legislation (“CASL”), prohibits email marketing without the recipient’s consent, with limited exceptions. Failure to comply with PIPEDA, CASL, or provincial privacy or data protection laws could result in significant fines and penalties or possible damage awards.

In the European Economic Area (the “EEA”), we are subject to the GDPR and in the UK, we are subject to the UK GDPR, in each case in relation to our collection, control, processing, sharing, international transfers, disclosure and other use of personal data. The GDPR and national implementing legislation in EEA member states, and the UK regime, impose a strict data protection compliance regime including: providing detailed disclosures about how personal data is collected and processed (in a concise, intelligible and easily accessible form); demonstrating that an appropriate legal basis is in place or otherwise exists to justify data processing activities; granting rights for data subjects in regard to their personal data (including data access rights, the right to be “forgotten” and the right to data portability); introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; defining pseudonymized (i.e., key-coded) data; imposing limitations on retention of personal data; maintaining a record of data processing; and complying with the principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. The GDPR and the UK GDPR impose substantial fines for breaches and violations (up to the greater of €20 million (or £17.5 million) or 4% of global annual turnover). In addition to fines, a breach may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions). Since we are under the supervision of relevant data protection authorities in the EEA and the UK, we may be fined under both the GDPR and UK GDPR for the same breach. In addition to the foregoing, a breach of the GDPR or UK GDPR could result in regulatory investigations, reputational damage, orders to cease/ change our processing of our data, enforcement notices, and/ or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm. As we may continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

We are also subject to the European Union (“EU”) and UK rules with respect to cross-border transfers of personal data from the EEA and the UK to the United States and other jurisdictions that the European Commission/ UK competent authorities do not recognize as having “adequate” data protection laws unless a data transfer mechanism has been put in place, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. In relation to cross-border transfers of personal data, we expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the European Commission approval of the current EU-US Data Privacy Framework for data transfers to be certified entities in the United States to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. On October 12, 2023, the UK Extension to the Data Privacy Framework came into effect (as approved by the UK Government), as a data transfer mechanism from the UK to U.S. entities self-certified under the Data Privacy Framework. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

We rely on a variety of marketing techniques and practices to sell our products and to attract new customers and consumers, and we are subject to various current and future data protection laws and obligations that govern marketing and advertising practices. Governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. In the EU and the UK, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem, and informed consent is required for the placement of certain cookies or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. Further, recent European court and regulator decisions and guidance and recent campaigns by a not for profit organization are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach to opt-in consent for all but essential use cases, as seen in recent guidance and decisions, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. In the US, comprehensive state privacy laws such as the CCPA generally permit individuals to opt-out of the use of cookies and other tracking technologies used for advertising purposes, which could harm our ability to effectively advertise. Recently, California enacted a law requiring web browsers to provide individuals with a signal to allow them to opt-out of the disclosure of personal information for sales and cross context behavioral advertising, which could also harm our advertising abilities (particularly if adopted in other states as well). In light of the complex and evolving nature of privacy laws on cookies and tracking technologies, there can be no assurance that we will be successful in our efforts to comply with such laws; violations of such laws could result in regulatory investigations, fines, orders to cease / change our use of such technologies, as well as civil claims including class actions and reputational damage. Additionally, some providers of consumer devices, web browsers and application stores have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, require additional consents, or limit the ability to track user activity, which could if widely adopted result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. Private parties are also seeking to limit the ability to monitor and market customer behavior. Those increased limitations may also impact marketing techniques and effectiveness.

We rely significantly on the use of information technology and data, including that of our third-party service providers. Any significant failure, inadequacy, interruption or data security incident involving our information technology systems or data, or that of our third-party service providers, could disrupt our business operations, which could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.

Information Technology Dependencies

We increasingly rely on information technology systems to market and sell our products, process, transmit and store electronic, personal, financial, and other confidential information, manage a variety of business processes and activities and comply with regulatory, legal and tax requirements. These information technology systems, most of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components, power outages, hardware failures, computer viruses, and malware, misconfigurations, “bugs” or other vulnerabilities, malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state--supported actor, attacks by computer hackers, telecommunication failures, user errors or catastrophic events. Any material disruption of our systems, or the systems of our third-party service providers, could disrupt our ability to track, record and analyze the products that we sell and could negatively impact our operations, shipment of goods, ability to process financial information and transactions, and our ability to receive and process online orders or engage in normal business activities, any of which could materially and adversely affect our business, financial condition and results of operations, and we could experience delays in reporting our financial results.

E-commerce is central to our business. We generate a majority of our sales through our websites, which is also a key component of our marketing strategy. We supplement our websites through relationships with select third-party e-commerce marketplaces, such as Amazon, and we cannot guarantee that they will respond satisfactorily to website downtime and other technical failures. Our or such third parties’ failure to successfully respond to these risks could reduce e-commerce sales and, in the case of our website, damage our brand’s reputation. The future operation, success and growth of our business depends on streamlined processes made available through information systems, global communications, internet activity and other network processes.

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

In addition, we may have to upgrade or incorporate new technology systems to support the increasing needs of our expanding business. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could disrupt or reduce the efficiency of our operations, including through impairment of our ability to leverage our e-commerce channels and fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, acquisition and retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, the introduction of errors or vulnerabilities and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current systems. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. Additionally, these difficulties may cause disruptions in our business operations and have a material adverse effect on our business, financial condition and results of operations.

Further, as part of our normal business activities, we collect and store certain confidential information, including personal information with respect to customers and employees, as well as information related to intellectual property, and the success of our e-commerce operations depends on the secure transmission of confidential and personal data over public networks, including the use of cashless payments. We may share some of this information with third-party service providers and any failure on the part of us or our third-party service providers to maintain the security of this confidential data and personal information, including via the penetration of our network security (or those of our third party service providers) and the misappropriation of this data, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation (including class actions), any or all of which could result in the Company incurring potentially substantial costs. Such events could also result in the deterioration of confidence in the Company by employees, consumers and customers and cause other competitive disadvantages.

Security Incidents

Security incidents compromising the confidentiality, integrity, and availability of our confidential or personal information and our third-party service providers’ information technology systems could result from cyber-attacks, computer malware, viruses, social engineering, credential stuffing, supply chain attacks, efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, errors or malfeasance of our personnel, and security vulnerabilities in the software or systems on which we and our third party service providers rely. Cyberattacks could also result in the theft of our intellectual property. If we gain greater visibility, we may face a higher risk of being targeted by cyberattacks. Advances in computer capabilities (including through artificial intelligence), new technological discoveries or other developments may result in cyberattacks becoming more sophisticated and more difficult to detect. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent actions by our employees, our third-party service providers, or their personnel.

Moreover, we and our third-party service providers may be more vulnerable to such attacks in remote work environments. As techniques used by cyber criminals change frequently, a disruption, cyberattack or other security breach of our information technology systems or infrastructure, or those of our third-party service providers, may go undetected for an extended period and could result in the theft, transfer, unauthorized access to, disclosure, modification, misuse, loss or destruction of our employee, representative, customer, vendor, consumer and/or other third-party data, including sensitive or confidential data, personal information and/or intellectual property. We cannot guarantee that our security efforts will prevent breaches or breakdowns of our or our third-party service providers’ information technology systems. If we or our third-party service providers suffer, or are believed to have suffered, a loss or disclosure of personal or confidential information as a result of an actual or potential breach of our information technology systems, we may suffer reputational, competitive and/or business harm, incur significant costs and be subject to government investigations, litigation, fines and/or damages, which could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows. Moreover, while we maintain cyber insurance that may help provide coverage for these types of incidents, we cannot assure you that our insurance will be adequate to cover financial, legal, business, or reputational losses, costs, and liabilities related to these incidents, or will be available to us in the future. There can be no assurance that our cybersecurity risk management program and processes, including our IRP, and other preventative actions the Company has taken and continues to take that are designed to reduce the risk of cybersecurity threats and incidents and protect its systems and information, will be fully implemented, complied with or successful in protecting against all cybersecurity threats and incidents.

In addition, any such access, disclosure or other loss or unauthorized use of information or data, whether actual or perceived, could result in legal claims or proceedings, regulatory investigations or actions, and other types of liability under laws that protect the privacy and security of personal information, including federal, state and foreign data protection and privacy regulations, violations of which could result in significant penalties and fines in the United States, Canada, EU and UK. Further, the costs associated with the investigation, remediation and potential notification of the breach to counterparties and data subjects could be material. In addition, although we seek to detect and investigate all data security incidents, security breaches and other incidents of unauthorized access to our information technology systems and data can be difficult to detect and even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Any delay in identifying such breaches or incidents may lead to increased harm and legal exposure of the type described above.

Our business may be affected by the evolving regulatory framework for AI Technologies.

We have incorporated and expect to continue to incorporate machine learning and artificial intelligence technologies (collectively, “AI Technologies”) into our business operations. For example, we are currently using chatbots as one of our customer service tools. As the use of AI Technologies is a novel business model without an established track record, data sourcing, technology, integration and process issues, program bias into decision-making algorithms, concerns over intellectual property, the evolving regulatory landscape, security problems, and the protection of privacy could impair the adoption and acceptance of AI solutions and expose us to new risks. Any sensitive information that we input into a third-party generative AI platform could be leaked or disclosed to others.

The regulatory framework for AI Technologies is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Existing laws and regulations may be interpreted in ways that would affect the operation of our AI Technologies. As a result, we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.

It is possible that new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our products, services, and business and the way in which we use AI Technologies. We may need to expend resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost of compliance, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies). Such an increase in operating expenses, as well as any actual or perceived failure of compliance, could adversely affect our business, financial condition and results of operations. Any failure or perceived failure by us to comply with our policies or applicable legal and regulatory requirements related to consumer protection, information security, data protection, use of AI and privacy could result in a loss of confidence in us; damage to our brands; the loss of users of our services, consumers, business partners and advertisers; and proceedings against us by governmental authorities or others, including regulatory fines and private litigation, any of which could hinder our operations and adversely affect our business.

Our business may be adversely affected if we are unable to provide our customers a cost-effective e-commerce platform that is able to respond and adapt to rapid changes in technology.

The number of people who access the internet through devices other than personal computers has increased dramatically. The smaller screen size, functionality, and memory associated with some alternative devices may make the use of our sites less compelling and purchasing our products more difficult. In addition, it is time consuming and costly to keep pace with rapidly changing and continuously evolving technology. In 2025, the majority of orders were placed from a mobile device. However, we cannot be certain that our mobile applications or our mobile-optimized sites will be successful in the future.

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

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future regulations and laws could impede the growth of the Internet, e-commerce or mobile commerce. These regulations and laws may involve taxes, tariffs, privacy, data protection, data security, anti-spam, content protection, electronic contracts and communications, consumer protection, website accessibility, Internet neutrality and gift cards. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the Internet as many of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. Interpretation and application of these regulations and laws can be inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or others, which could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our sites by consumers and suppliers and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. In addition, it is possible that governments of one or more countries or territories may seek to censor content available on our sites or may even attempt to completely block access to our sites. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries or territories, our ability to retain or increase our customer base may be adversely affected, and we may not be able to maintain or grow our net sales and expand our business as anticipated.

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

To comply with the requirements of being a public company, we have undertaken various actions, and may need to take additional actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to the operation of our business. Additionally, in the past, when evaluating our internal control over financial reporting, we have identified material weaknesses, which have since been remediated. If we identify any additional material weaknesses in our internal control over financial reporting, are unable to comply with the requirements of Section 404 in a timely manner or are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting if we are subject to Section 404(b) of the Sarbanes-Oxley Act, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

Our results of operations are subject to seasonal and quarterly variations, which could cause the price of our Class A common stock to decline.

We believe that our sales include a seasonal component. In the DTC channel, our historical net sales tend to be highest in our second and fourth quarters, while our retail channel has generated higher sales in the first and third quarters. In 2025, we saw a shift in the seasonal demand within our retail channel with the first quarter far exceeding the third quarter. We believe that this change in trend in 2025 could be indicative of a potential long-term change in our seasonality, which we will continue to monitor in future periods. However, fluctuations in our quarterly operating results and the price of our Class A common stock may be particularly pronounced in the current economic environment.

Our annual and quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among other things, the timing of the introduction of and advertising for our new products and those of our competitors and changes in our product mix. Variations in weather conditions may also harm our quarterly results of operations. In addition, we may not be able to adjust our spending in a timely manner to compensate for any unexpected shortfall in our sales. As a result of these seasonal and quarterly fluctuations, we believe that comparisons of our results of operations between different quarters within a single fiscal year, or the same quarters of different fiscal years, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of our future performance. In the event that any seasonal or quarterly fluctuations in our net sales and results of operations result in our failure to meet our forecasts or the forecasts of the research analysts that may cover us in the future, the market price of our Class A common stock could fluctuate or decline.

If our goodwill or long-lived assets, to include our intangible assets, become impaired, we may be required to record a charge to our earnings.

We have in the past recorded and may be required to record future impairments of goodwill, other intangible assets, or fixed assets to the extent the fair value of these assets falls below their book value. For example, in 2025, we incurred impairment charges related to the long-lived assets of Solo Stove. Our estimates of fair value are based on assumptions regarding future cash flows, gross margins, expenses, discount rates applied to these cash flows, and current market estimates of value. Estimates used could cause us to record material non-cash impairment charges, which could harm our results of operations and financial condition.

An adverse determination in any material product liability related claim against us could adversely affect our operating results or financial condition.

The use of our products by consumers exposes us to risks associated with product liability claims. If our products are defective or used incorrectly, bodily injury, property damage or other injury, including death, may result in, and could give rise to product liability claims against us, which could adversely affect our brands’ image or reputation. We have encountered product liability claims in the past and carry product liability insurance, although our insurance may not be sufficient to cover all losses. Any losses that we may suffer from product liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our products, may have a negative impact on our business, financial condition or results of operations.

Risks Related to Our Organizational Structure and the Tax Receivable Agreement

Solo Brands, Inc.’s principal asset is its indirect interest in Holdings, and, accordingly, it will depend on distributions from its subsidiaries (including Holdings and Newco) to pay its taxes and expenses, including payments under the Tax Receivable Agreement. Holdings’ and Newco’s ability to make such distributions may be subject to various limitations and restrictions, and payments under the Tax Receivable Agreement will not benefit holders of Solo Brands, Inc. Class A common stock unless such holders are also TRA Participants.

Solo Brands, Inc. is a holding company and has no material assets other than its indirect ownership in Holdings. As such, Solo Brands, Inc. has no independent means of generating revenue or cash flow, and its ability to pay taxes and operating expenses or declare and pay dividends in the future, if any, is dependent upon the financial results and cash flows of Holdings and its subsidiaries, and distributions Solo Brands, Inc. receives from Holdings through Holdings’ distributions to Newco and Newco’s distributions to Solo Brands, Inc. There can be no assurance that Holdings and its subsidiaries will generate sufficient cash flow to distribute funds to Solo Brands, Inc., or that applicable state law and contractual restrictions, including negative covenants in any debt agreements of Newco or Holdings or its subsidiaries (including the Revolving Credit Facility), will permit such distributions. The terms of Newco’s, Holdings’ or its subsidiaries’ current and future debt instruments or other agreements may restrict the ability of Newco to make distributions to Solo Brands, Inc. or of Holdings or its subsidiaries to make distributions to Newco.

Under the Tax Receivable Agreement, Solo Brands, Inc. generally is required to make cash payments to the TRA Participants equal to 85% of the tax benefits, if any, that Solo Brands, Inc. actually realizes, or in certain circumstances is deemed to realize, as a result of (1) increases in Solo Brands, Inc.’s proportionate share of the tax basis of the assets of Holdings resulting from prior redemptions or exchanges of LLC Interests by the Prior Continuing LLC Owners for Solo Brands, Inc. Class A common stock or cash (including redemptions or exchanges made pursuant to the Corporate Simplification) and (2) certain other tax benefits arising from payments under the Tax Receivable Agreement. No such payments will be made to any holders of Solo Brands, Inc. Class A common stock unless such holders are also TRA Participants. Although Solo Brands, Inc. will retain 15% of such tax benefits, the Tax Receivable Agreement may adversely impact the future trading market for the Class A common stock.

Following the Corporate Simplification, the amount of the cash payments that Solo Brands, Inc. will be required to make under the Tax Receivable Agreement is generally limited. Payments under the Tax Receivable Agreement are not conditioned on the Prior Continuing LLC Owners’ ownership of our shares. The actual amounts payable under the Tax Receivable Agreement will be determined in part by reference to the market value of our Class A common stock at the time of the prior redemptions and exchanges and the prevailing tax rates applicable to us over the life of the Tax Receivable Agreement and will generally be dependent on us generating sufficient future taxable income to realize the benefit. Any payments made by Solo Brands, Inc. to the TRA Participants under the Tax Receivable Agreement will not be available for reinvestment in the business and will generally reduce the amount of cash that might have otherwise been available to Solo Brands, Inc. and its subsidiaries. To the extent Solo Brands, Inc. is unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid. Furthermore, Solo Brands, Inc.’s future obligations to make payments under the Tax Receivable Agreement could make Solo Brands, Inc. and its subsidiaries a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the Tax Receivable Agreement.

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

In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal, state, local and foreign taxing authorities. Outcomes from these audits could adversely affect our business, results of operations and financial condition. The U.S. government, state governments, and foreign jurisdictions may also enact significant changes to the taxation of business entities, including, among others, an increase in the corporate income tax rate and the imposition of minimum taxes.

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

If we were deemed to be an investment company under the Investment Company Act of 1940, as amended, (“the 1940 Act”), applicable restrictions could make it impractical for us to continue our business as contemplated and could adversely affect our business, results of operations and financial condition.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, and cash items) on an unconsolidated basis.

Rule 3a-1 under the Investment Company Act generally provides that notwithstanding the Section 3(a)(1)(C) a company will not be deemed to be an “investment company” for purposes of the Investment Company Act if no more than 45% of the value of its assets (exclusive of U.S. government securities, shares of registered money market funds that comply with Rule 2a-7 of the 1940 Act, and cash items) consists of, and no more than 45% of its net income after taxes (for the past four fiscal quarters combined) is derived from, securities other than U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, securities issued by employees’ securities companies, securities issued by qualifying majority owned subsidiaries of such entity and securities issued by qualifying companies that are controlled primarily by such entity. We do not believe that we are an “investment company” as such term is defined in either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act.

We believe we satisfy the elements of Rule 3a-1 and therefore are deemed not to be an investment company under, and we intend to conduct our operations such that we will not be deemed an investment company under, Section 3(a)(1)(C). We believe that we are not an investment company pursuant to Rule 3a-1 under the 1940 Act because, on a consolidated basis with respect to wholly-owned subsidiaries but otherwise on an unconsolidated basis, no more than 45% of the value of the Company’s total assets (exclusive of U.S. government securities, shares of registered money market funds that comply with Rule 2a-7 of the 1940 Act, and cash items) consists of, and no more than 45% of the Company’s net income after taxes (for the last four fiscal quarters combined) is derived from, securities other than U.S. government securities, shares of registered money market funds under Rule 2a-7 of the 1940 Act, securities issued by employees’ securities companies, securities issued by qualifying majority owned subsidiaries of the Company and securities issued by qualifying companies that are controlled primarily by the Company.

However, if we were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could adversely affect our business, results of operations and financial condition. In addition, if we were to become inadvertently subject to the 1940 Act, any violation of the 1940 Act could subject us to material adverse consequences, including potentially significant regulatory penalties.

Solo Brands, Inc. is significantly influenced by the Original LLC Owners, whose interests may differ from those of our public stockholders.

The Original LLC Owners control a significant amount of the voting power of our common stock. The Original LLC Owners have the ability to significantly influence us through their ownership position over corporate management and affairs, and significantly influence or potentially control many matters requiring stockholder approval. The Original LLC Owners are able to, subject to applicable law, and the voting arrangements described in our stockholders agreement, elect a majority of the members of our board of directors and control actions to be taken by us and our board of directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of the Original LLC Owners may in some circumstances conflict with our interests and the interests of our other stockholders, including you. For example, the Prior Continuing LLC Owners may have different tax positions from us, especially in light of the Tax Receivable Agreement that could influence our decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when Solo Brands, Inc. should terminate the Tax Receivable Agreement and accelerate its obligations thereunder. In addition, the determination of future tax reporting positions and the structuring of future transactions may take into consideration the Prior Continuing LLC Owners’ tax or other considerations, which may differ from the considerations of us or our other stockholders.

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
•our ability to satisfy the covenants under our Amended Credit Agreement;
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

If we fail to maintain compliance with NYSE listing requirements, our Class A common stock could be delisted, which would adversely affect our stock price, liquidity, and ability to raise capital.

Our Class A common stock is listed on the NYSE. If we fail to satisfy NYSE’s continued listing standards, in particular the minimum market capitalization and minimum bid price requirements, NYSE may initiate delisting proceedings.

In April 2025, NYSE commenced delisting proceedings due to our Class A common stock trading at an average per share closing price below $1.00 over 30 consecutive trading days and subsequently determined we were non-compliant with market capitalization requirements. In July 2025, we effected a 1-for-40 reverse stock split to regain compliance, and NYSE reinstated trading in our Class A common stock on July 18, 2025. However, we cannot assure you that we will maintain compliance with NYSE listing standards. The market price increase from the reverse stock split has not been sustained, and if our stock price falls below the minimum bid price, NYSE rules restrict us from implementing another reverse stock split for one year from the July 2025 effective date. In addition, failure to comply with the market capitalization requirement could lead to immediate delisting. Accordingly, we may be unable to remediate any future non-compliance, and our Class A common stock could be delisted.

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

Any suspension and delisting procedures taken by the NYSE, any future failure to remain in compliance with the NYSE’s continued listing standards, and any subsequent failure to timely resume compliance with the NYSE’s continued listing standards within the applicable cure period, if any, could have adverse consequences, including, among others, reducing the number of investors willing to hold or acquire our common stock, reducing the liquidity and market price of our Class A common stock, adverse publicity, and a reduced interest in us from investors, analysts and other market participants. In addition, a suspension or delisting could impair our ability to raise additional capital through the public markets, result in negative publicity, adversely affect the market liquidity of our securities, decrease securities analysts’ coverage of us, diminish investor, supplier and employee confidence and impair our ability to attract and retain employees by means of equity compensation.

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

As of March 16, 2026, 2,562,567 shares of Class A common stock were issued and outstanding and an additional 184,283 shares had the potential to vest in the future. As of March 16, 2026, we have an aggregate of 472,437,433 shares of Class A common stock authorized but unissued.

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

We have entered into the Registration Rights Agreement with the Original LLC Owners, certain of our other stockholders and Holdings pursuant to which certain shares of Class A common stock held by the Prior Continuing LLC Owners and the shares of Class A common stock issued to the Former LLC Owners in connection with the Reorganization Transactions are eligible for resale, subject to certain limitations set forth therein.

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
•be exempt from the “say on pay”, “pay versus performance” and “say on golden parachute” advisory vote requirements of the Dodd-Frank Wall Street Reform and Customer Protection Act, or the Dodd-Frank Act; and
•be exempt from certain disclosure requirements of the Dodd-Frank Act relating to compensation of its executive officers and be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Exchange Act.

Similar exceptions apply for “smaller reporting companies.” For as long as we continue to be an emerging growth company or a smaller reporting company, we may choose to take advantage of certain exemptions from various reporting requirements, as well as the cost savings as a result of such exemptions, which are applicable to other public companies that do not qualify as an emerging growth company or a smaller reporting company. We may remain an “emerging growth company” until as late as December 31, 2026, the fiscal year-end following the fifth anniversary of the completion of our initial public offering, though we may cease to be an “emerging growth company” earlier under certain circumstances, including if we issue more than $1.0 billion of non-convertible debt over a three-year period. Additionally, even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company if the market value of our common stock held by non-affiliates is below $250 million (or $700 million if our annual revenue is less than $100 million) as of the last business day of our second fiscal quarter in any given year, which would allow us to continue taking advantage of certain of these exemptions.

We cannot predict if investors will find our Class A common stock less attractive if we continue to rely on these exemptions, or if taking advantage of these exemptions would result in less active trading or more volatility in the price of our Class A common stock. Also, as a result of our intention to take advantage of some or all of the reduced regulatory and reporting requirements that are available to us as long as we qualify as an “emerging growth company” or as a “smaller reporting company” our financial statements may not be comparable to those of companies that fully comply with regulatory and reporting requirements upon the public company effective dates.

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

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law (“the DGCL”), which prevents interested stockholders, such as certain stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations unless (i) prior to the time such stockholder became an interested stockholder, the board approved the transaction that resulted in such stockholder becoming an interested stockholder, (ii) upon consummation of the transaction that resulted in such stockholder becoming an interested stockholder, the interested stockholder owned 85% of the common stock or (iii) following board approval, the business combination receives the approval of the holders of at least two-thirds of our outstanding common stock not held by such interested stockholder. Because we have “opted out” of Section 203 of the DGCL in our amended and restated certificate of incorporation, the statute will not apply to business combinations involving us.

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

We have adopted certain practices and policies to align our ESG and sustainability approach with our business strategy. However, our stakeholders may look to us to implement more or different ESG procedures, standards or goals in order to continue engaging with us, to remain invested in us, or before they make further investments in us. Stakeholders may also require us to retract or reverse any ESG procedures. If we do not meet, or are perceived not to meet, our stakeholders’ expectations or we are not effective in addressing social and environmental responsibility matters or achieving relevant sustainability goals, or choose to modify or terminate certain sustainability goals or other ESG practices, trust in our brand may suffer and our business and/or our ability to access capital could be harmed. Moreover, both advocates and opponents to certain ESG matters, are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business.

Further, there is an increased focus, and changing expectations, by governmental and nongovernmental organizations on climate change matters, including increased pressure to expand disclosures related to the physical and transition risks related to climate change or to establish sustainability goals, such as the reduction of greenhouse gas emissions, which could expose us to market, operational and execution costs or risks. Our failure to establish, or decision to modify or terminate sustainability targets or targets that are perceived to be appropriate, as well as to achieve progress on those targets on a timely basis, or at all, could adversely affect the reputation of our brands and sales of and demand for our products. If we are required to comply in whole or in part with new climate change rules such as SB 253 and SB 261 in California, or with additional legislation that has already been or may be passed, we may incur significant additional costs of compliance due to the need for expanded data collection, analysis, and certification with respect to greenhouse gas emissions and other climate change related risks. We may also incur additional costs or require additional resources to monitor, report and comply with such stakeholder expectations and standards and legislation, and to meet climate change targets and commitments if established. In addition, the European Union Corporate Sustainability Reporting Directive (“CSRD”) became effective in 2023. CSRD applies to both EU and non-EU in-scope entities and would require them to provide expansive disclosures on various sustainability and ESG topics. We are assessing our obligations under CSRD which will become effective in 2027, in a phased approach given the European Parliament’s approval of the Omnibus package on December 16, 2025 within the EU Competitiveness Compass, for U.S. companies with subsidiaries in the EU that meet certain criteria and expect that compliance could require substantial effort in the future. These requirements may not always be uniform across jurisdictions, and we will likely need to be prepared to contend with overlapping, yet distinct, climate-related disclosure requirements. Additionally, many of our customers, business partners, and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.

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

The Company has developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. The Company designs and assesses the program based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). This means that the Company uses the NIST CSF as a guide to help it identify, assess, and manage cybersecurity risks relevant to our business. It does not, however, mean that the Company meets any technical standards, specifications, or requirements.

As part of its overall risk management framework, the Company maintains an Information Security Oversight Committee (“ISOC”) which is responsible for overseeing company-wide cybersecurity strategy, architecture and policies. The Company’s ISOC is chaired by its Chief Information Officer (the “CIO”). The Company has also established an Incident Response Team (“IRT”), which is a subset of the ISOC, and maintains an Incident Response Plan (“IRP”), the purpose of which is to respond to cybersecurity incidents. The IRT assesses the risks and impacts of cybersecurity incidents. The IRP is designed to guide the Company’s response through an established plan of action and assigning responsibilities to appropriate personnel and/or third-party contractors.

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

Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal IRT personnel; threat intelligence and other information obtained from governmental, public or private sources; and alerts and reports produced by security tools deployed in our internal IT environment. Recognizing the complexity and evolving nature of cybersecurity threats, the Company also engages with a range of external experts, including cybersecurity assessors and consultants in evaluating and testing its cybersecurity management systems and IRP, including evaluating cybersecurity threats associated with our use of key third-party service providers. These partnerships enable the Company to leverage specialized knowledge and insights and to assist in updating its cybersecurity strategies and processes. The Company’s collaboration with these third parties includes consultation and review of security enhancements.

To date, we have not identified risks from cybersecurity threats or incidents, including as a result of any previous cybersecurity incidents, that have materially affected the Company or are reasonably likely to materially affect our operations, business strategy, results of operations or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information on how cybersecurity risk could materially affect the Company’s business strategy, results of operations, or financial condition, please refer to “Item 1A Risk Factors—Risks Related to our Business and Industry—We rely significantly on the use of information technology and data, including that of our third-party service providers. Any significant failure, inadequacy, interruption or data security incident involving our information technology systems or data, or that of our third-party service providers, could disrupt our business operations, which could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.”

Governance

Our Board considers cybersecurity risk as part of its risk oversight function. The Board oversees management’s implementation of our cybersecurity risk management program. The Board receives periodic reports from the CIO on our cybersecurity risks. In addition, the CIO and ISOC members update the Board, where it deems appropriate, regarding any cybersecurity incidents it considers to be significant or potentially significant. The Board also receives briefings from the CIO or ISOC members on our cyber risk management program. Board members receive presentations on cybersecurity topics from our CIO, internal security staff, or external experts as part of the Board’s continuing education on topics that impact public companies.

The ISOC is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our ISOC’s expertise includes a combined 20 plus years of experience in managing security technologies; designing and implementing security strategies; and risk management and incident response across various industries. Our ISOC takes steps to stay informed about and monitor efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Mike Murray has served as our Chief Information Officer since April 2024. Mr. Murray brings with him a wealth of experience in technology leadership, including in the area of cybersecurity. Before joining the Company, Mr. Murray championed technology initiatives at The Container Store, overseeing critical areas such as IT governance, infrastructure, PMO, operations and support. Prior to The Container Store, he worked at Pier 1 Imports, Inc., where he served in diverse senior leadership positions, notably as VP of Technology with a strategic focus on IT, Ecommerce, and Business Development.

Item 2. Properties

Our corporate headquarters are located in a 430,000 square foot leased facility in Grapevine, Texas, which is used by both of our reportable segments. In addition to our corporate headquarters, the Solo Stove segment maintains leases in Texas, Utah, Pennsylvania, Canada, and the Netherlands for warehousing, distribution and office space. The Chubbies segment also maintains a lease in Texas for office space as well as leases specific to owned retail store operations in Texas, Georgia, Florida, Minnesota, Nevada, North Carolina and South Carolina. We believe that our facilities are in good condition and are adequate to support our current needs.

Item 3. Legal Proceedings

From time to time, we are, have been, and may become subject to arbitration, litigation or claims. The results of any current or future claims or proceedings cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and litigation costs, diversion of management resources, reputational harm and other factors. Other than the below, the Company is not currently a party to any pending litigation that the Company considers material.

In January 2026, the Company filed a lawsuit in the U.S. Court of International Trade (“CIT”) challenging the legality of incremental tariffs and seeking a refund of incremental tariffs paid by the Company. To facilitate the administration of new cases that continue to be filed challenging the imposition of tariffs, the case was stayed pending the final outcome of V.O.S. Selections, Inc. v. United States (“V.O.S”), which held that the International Emergency Economic Powers Act (“IEEPA”) does not authorize a U.S. President to impose tariffs, and the CIT’s determination of further proceedings. On February 20, 2026, the U.S. Supreme Court issued its decision in Learning Resources, Inc. v. Trump (“Learning Resources”) holding that the IEEPA does not authorize a U.S. President to impose tariffs and that the challenge to the legality of the incremental tariffs was within the exclusive jurisdiction of the CIT, thus affirming the decision in V.O.S. Therefore, the outcome of the Company’s lawsuit at the CIT may determine our ability to recover the approximately $8 million in incremental tariffs that we paid in 2025, in addition to the incremental tariffs we have paid in 2026.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

Our Class A common stock has been listed and traded on the NYSE under the symbol “DTC” since October 28, 2021. Prior to that time, there was no public market for our common stock. In connection with the resumption of trading on the NYSE following a trading suspension, our ticker symbol changed to “SBDS” from “DTC” effective July 24, 2025. As described in Item 1, Business – Merger Agreement, we no longer have any outstanding shares of Class B common stock.

As of March 16, 2026, there were approximately 40 shareholders of record for our Class A common stock. This does not include the significant number of beneficial owners whose stock is in nominee or “street name” accounts through brokers, bank, or other nominees.

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

Comparison of Cumulative Total Return Since October 28, 2021
Assumes Initial Investment of $100
$150
$100
$50
$0
10/28/21
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Solo Brands, Inc.
S&P 500 Index
S&P 500 Apparel, Accessories & Luxury Goods Index

	Base Period	December 31,
Company/Index	10/28/2021	2021	2022	2023	2024	2025
Solo Brands, Inc.	$100.00	$91.94	$23.80	$36.24	$6.71	$0.89
S&P 500 Index	100.00	103.69	80.56	103.77	127.96	148.93
S&P 500 Apparel, Accessories & Luxury Goods Index	100.00	99.33	54.64	52.44	48.58	47.60

The performance graph and table shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.

Unregistered Sales of Equity Securities

Other than as previously reported and the issuances of Class A common stock upon redemption of LLC interests consistent with the Company’s prior disclosure, there have been no unregistered sales of equity securities during the period covered by this report.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

We did not repurchase any of our equity securities during the quarter ended December 31, 2025.

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

Overview

Solo Brands operates four premium outdoor brands: Solo Stove, Chubbies, Oru Kayak (“Oru”) and International Surf Ventures (“ISLE”), with Oru and ISLE regarded in aggregate as Watersports. Our brands develop innovative products and market them directly to customers primarily through our direct-to-consumer (“DTC”) channel, which includes e-commerce and owned retail stores, as well as partnerships with key retailers. We aim to help our customers enjoy good moments that create lasting memories. We consistently deliver innovative, high-quality products that are loved by our customers and revolutionize the outdoor experience, build community and help everyday people reconnect with what matters most. We operate as two reportable segments: Solo Stove, which includes the Solo Stove and TerraFlame brands and primarily offers indoor and outdoor fire pits, stoves, and accessories, and Chubbies, which offers premium casual apparel and activewear. The remaining operating segments are included within the Corporate and All Other category. In 2025, the Company completed the disposition of the manufacturing operations for the TerraFlame brand. However, we continue to own the intellectual property of TerraFlame, as well as sole distribution rights of TerraFlame branded products. The CODM makes operating decisions, assesses financial performance, and allocates resources based upon discrete financial information at the reportable segment level.

For the year ended December 31, 2025, we experienced a decrease in our net sales from $454.6 million for the year ended December 31, 2024 to $316.6 million. The decline in net sales was primarily driven by the decline in DTC and retail channel net sales within the Solo Stove segment, offset in part by an increase in net sales across both channels within the Chubbies segment. While net sales for the year ended December 31, 2025 declined when compared to the prior year, loss from operations decreased from $174.6 million to $113.5 million, respectively. This decrease was primarily driven by a reduction in restructuring, contract termination and impairment charges and effective management of operating expenses to align with the decline in net sales, particularly advertising and marketing costs and distribution costs. Partially offsetting these expense declines was the reduction in gross profit realized from the lower net sales in the current year when compared to the prior year.

On December 17, 2025, as part of the Corporate Simplification transactions, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Holdings and Solo Merger Sub LLC (“Merger Sub”), a subsidiary of Solo Brands, Inc. and SP SS Blocker Purchaser, LLC (“Blocker”), formed for the sole purpose of merging with and into Holdings. Pursuant to the Merger Agreement, effective January 1, 2026 (the “Effective Time”), Merger Sub was merged with and into Holdings, with Holdings continuing as the surviving entity (the “Merger”) as our wholly owned subsidiary of Solo Brands, Inc.

Pursuant to the Merger Agreement, at the Effective Time, each of the common units of Holdings (“LLC Units”) beneficially owned by members of Holdings were cancelled and converted automatically into a right to receive one share of our Class A common stock, except for any LLC Units beneficially owned by either Solo Brands, Inc. or Blocker, which were cancelled for no consideration in accordance with the Merger Agreement and Holdings’ Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”). At the Effective Time, the limited liability company interests of Merger Sub were converted into LLC Units as the surviving entity, resulting in Holdings continuing as our wholly owned subsidiary. In addition, immediately following the Effective Time, all of the issued and outstanding shares of our Class B common stock were retired and cancelled in accordance with our Amended and Restated Certificate of Incorporation and the Holdings LLC Agreement. As a result, upon completion of the Merger, there were no LLC Units or shares of Class B common stock of the Company outstanding.

The Merger and related transactions did not terminate or otherwise accelerate our obligations under the Tax Receivable Agreement, dated as of October 27, 2021, by and among us, Holdings and the other parties from time to time party thereto. However, as a result of the Merger, the total future potential cash payments due under the Tax Receivable Agreement are generally limited.

Economic Factors Affecting our Performance

Tariffs

We sell our products in the U.S. as well as various foreign countries, primarily in Europe, Canada and Australia. We also have historically sourced and procured inventory primarily out of China and Vietnam, with some products sourced through Mexico. Tariffs on certain foreign origin goods, particularly from China, continue to put pressure on our input costs. As a result of higher tariffs and tariff uncertainty, in 2025, we began to diversify our supply base and shifted some purchase orders to Vietnam and Cambodia, reducing our reliance on sourcing from China for Solo Stove and eliminated our sourcing from China almost entirely for the Chubbies segment. In line with the decline in net sales in 2025, purchase order activity and inventory receipts from our international suppliers was lower for the year ended December 31, 2025 when compared to the same period in 2024, further limiting the overall impact of tariffs in 2025. Additionally, we closed and relocated the operations of a distribution center in Mexico to the U.S., in response to the repeal of the 321 Tariff Relief as of August 31, 2025. While these diversification and distribution center closure efforts as well as certain price increases reduced the impact of the higher tariffs, the impacts thereof were nonetheless meaningful to inventory reflected in the consolidated balance sheets and on cost of goods sold within the consolidated statements of operations and comprehensive income (loss). We expect inventory and costs of goods sold, on a per unit basis, to increase in future periods as a result of these and any additional tariffs in future periods, to the extent they remain effective. The strategies we have implemented and continue to implement to mitigate the impact of such tariffs or other trade actions may not be successful. For additional information, see Part I, Item 1A. Risk Factors, “Tariffs or other restrictions placed on foreign imports or any related counter-measures are taken by other countries harm our business and results of operations” and “Our products are manufactured by third parties outside of the United States, and our business may be harmed by legal, regulatory, economic, societal, and political risks associated with those markets.”

Our product lines involve production with steel manufactured outside the U.S., the target of recent tariff actions, impacting virtually all of our Solo Stove brand products. In addition, certain of our Oru brand products are manufactured in and distributed from Mexico. As such, they are subject to any applicable tariffs placed on goods imported from Mexico.

On February 20, 2026, the U.S. Supreme Court held in Learning Resources, Inc. v. Trump that the International Emergency Economic Powers Act (“IEEPA”) does not authorize a U.S. President to impose tariffs during peacetime national emergencies and that the challenge to the legality of the incremental tariffs was within the exclusive jurisdiction of the U.S. Court of International Trade (“CIT”), thus affirming a prior decision of the CIT that the U.S. President lacked authority to impose incremental tariffs. As a result, on February 20, 2026, the U.S. President issued an executive order stating that the incremental tariffs were no longer in effect and ending the collection of the incremental tariffs. However, the U.S. President then issued an additional executive order imposing tariffs pursuant to Section 122 of the Trade Act of 1974 for 150 days, effective February 24, 2026. We continue to monitor the changing tariff and trade restrictions and are evaluating the potential impacts of these decisions for 2026 and any potential impacts on consumer demand and pricing expectations. We filed a lawsuit in the CIT challenging the legality of incremental tariffs and are seeking to recover the approximately $8 million in incremental tariffs that we paid in 2025 and 2026. See Part I, Item 3. Legal Proceedings for additional information.

Tax Legislation

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions are effective beginning in 2026. As the Company is in a loss position, the tax benefit was limited, with the expected cash tax benefit expected to be immaterial as well.

Macroeconomic Factors

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

Other Key Factors Affecting Our Financial Condition and Results of Operations

Trends in Seasonality

In 2025, we have seen a shift in the seasonal demand within our retail channel with the first quarter far exceeding the third quarter. Historically, our net sales have been highest in our second and fourth quarters. We believe that this change in trend in 2025 could be indicative of a potential long-term change in our seasonality, which we will continue to monitor in future periods.

2025 Restructuring Activity

In 2025, management, along with our Board of Directors, engaged strategic consulting firms to assist with improving our financial results. This operational improvement involved the engagement of restructuring, legal and investment banking consultants to perform financial planning, forecasting and project management activities. Certain of these strategic consulting firms assisted and continue to assist in developing operational plans for the near- and long-term, as well as identifying cost saving initiatives to reduce our operational expenses and aid in the development of enhanced internal reporting to deliver timely insight to management.

The cost saving initiatives identified and executed upon during the year ended December 31, 2025 were designed to reduce operational expenditures over the long-term. The key cost saving initiatives and operational planning activities undertaken in 2025 were as follows:

•Restructuring
◦retention payments for key personnel to support the sustainment of operations and focus on cost saving and operational improvements;
◦reduction in force (“RIF”) of management and non-management personnel in an effort to align headcount with the operational needs of the business, resulting in a moderate decline in related expenses in the short term, with the significance of the savings anticipated to be recognized in future periods;
•Contract Terminations
◦termination of an underperforming licensing agreement in an effort to redeploy the allocated funds for operational purposes;

◦renegotiation of a settlement of a termination fee with a former advertising services vendor at a more favorable amount to the Company, to reduce cash outflow;
•closure of three distribution centers in 2025 to reduce fixed costs in the short term and in future periods, as well as eliminate unnecessary capacity;
•termination of a lease agreement for an owned retail store and impairment of a separate owned retail store as a result of underperformance, and in the case of the terminated owned retail store to reduce forward operating losses;
•revision of pricing structure throughout our brands in order to mitigate, in part, the expected impacts of tariffs in subsequent periods;
•reduction in marketing spend and promotional activity within the Solo Stove segment to better align product pricing with our retail partners; and
•effecting the Corporate Simplification.

While these activities are intended to provide future benefit to the Company, most of these activities required up-front cash outlays. In order to fund these cash outlays, the Company used cash from operations and borrowings under the 2021 Revolving Credit Facility (as defined below) and the 2025 Revolving Credit Facility (as defined below). The following table outlines the cash outlays and the period(s) in which they occurred.

The 2025 restructuring activity was concluded in the fourth quarter of 2025. The Company anticipates additional restructuring related activity in 2026, as it continues to optimize its operating platform in line with the focus on building a smaller, profitable company.

Activity	Cash Outlay (dollars in thousands)	Period
Engagement of strategic consulting firms	$7,548	Fiscal year 2025
Retention payments to key personnel	5,790	Q2 and Q4 2025
Closure of distribution centers	2,144	Fiscal year 2025
Reduction in force	983	Fiscal year 2025

2024 Restructuring Activity

In 2024, the Company underwent significant changes to its management team, which brought about a change in strategic vision and evaluation of the Company’s initiatives and brands. The evaluation included analysis of the brand level financials, strengths of each of the brands, product design and customer service metrics, marketing campaign effectiveness and cost, efficiencies of brands on a standalone or aggregated basis, amongst other things. This evaluation led the Company to undertake the following activities during the second half of 2024:

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

Consolidated Results for the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Consolidated Net Sales

Net sales are comprised of DTC and retail channel sales to retail partners. Net sales within all channels reflect the impact of partial shipments, product returns, and discounts for certain sales programs or promotions.

Our net sales have historically included a seasonal component. In the DTC channel, our historical net sales tend to be highest in our second and fourth quarters, while our retail channel has generated higher sales in the first and third quarters. In 2025, retail channel net sales were highest in the first and fourth quarters. We believe that this change in trend could indicate a potential long-term change in our seasonality, which we will continue to monitor in future periods. Additionally, we expect variances in our net sales throughout the year relative to the timing of new product launches.

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	$	%
Net sales	$316,581	$454,550	$(137,969)	(30.4)%
Direct-to-consumer net sales	200,939	319,064	(118,125)	(37.0)%
Retail net sales	115,642	135,486	(19,844)	(14.6)%

The decrease in net sales for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily driven by a decline in net sales within the Solo Stove segment, offset in part by an increase in net sales across both channels within the Chubbies segment.

Consolidated Gross Profit and Gross Margin

Gross profit reflects net sales less cost of goods sold, which primarily includes the purchase cost of our products from our third-party manufacturers, inbound freight and duties, costs related to manufacturing of certain of our products, product quality testing and inspection costs and depreciation on molds and equipment that we own.

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	$	%(1)
Gross profit	$188,080	$260,264	$(72,184)	(27.7)%
Gross profit margin (Gross profit as a % of net sales)(1)	59.4%	57.3%		210
(1) Change in gross profit margin period over period in basis points

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

Gross profit and Cost of goods sold, when considered with or without the impacts of the write down of inventory and purchase orders described above, decreased for the year ended December 31, 2025 compared to the prior year period, while gross profit margin increased when including the impact of the write down and decreased when excluding the impact.

Consolidated Operating Expenses

Operating expenses consist of (1) selling, general & administrative (“SG&A”) expenses, (2) restructuring, contract termination and impairment charges, (3) depreciation and amortization expenses and (4) other operating expenses, as defined below.

•Selling, General & Administrative (“SG&A”) Expenses - SG&A expenses consist primarily of marketing costs, wages, equity-based compensation expense, benefits costs, costs of our warehousing and logistics operations, costs of operating on third-party DTC marketplaces, professional fees and services, costs of shipping product to our customers and general corporate expenses.

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

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	$	%
Operating expenses	$301,563	$434,882	$(133,319)	(30.7)%
Selling, general & administrative expenses	176,248	262,172	(85,924)	(32.8)%
Restructuring, Contract Termination and Impairment Charges	93,495	136,099	(42,604)	(31.3)%
Depreciation and amortization expenses	25,674	25,702	(28)	(0.1)%
Other operating expenses	6,146	10,909	(4,763)	(43.7)%

The decrease in operating expenses for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily driven by a decrease in SG&A as a result of a significant decrease in advertising and marketing expenses, coupled with a decrease in distribution costs driven by the lower net sales in Solo Stove DTC channel.

Restructuring, contract termination and impairment charges also experienced a significant decline for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily as a result of non-recurring goodwill impairment charges in the prior year and non-recurring terminations of underperforming marketing agreements, offset in part primarily by larger intangible asset impairment charges in 2025. See Note 3 - Restructuring, Contract Termination and Impairment Charges in our Notes to Consolidated Financial Statements for additional detail.

Further, a decrease was realized in other operating expenses, as a result of decreases in management severance and strategic consulting engagements not related to restructuring or refinancing activity, offset in part by the loss recognized from the disposition of the TerraFlame manufacturing operations, in the second quarter of 2025. See Note 22 - Variable Interest Entities for additional information regarding the partial disposition.

Consolidated Income (Loss) From Operations

Income (loss) from operations is comprised of gross profit, less selling, general & administrative expenses, depreciation and amortization expense, restructuring, contract termination and impairment charges and other operating expenses.

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	$	%
Income (loss) from operations	$(113,483)	$(174,618)	$61,135	35.0%

The decrease in loss from operations for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily driven by a reduction in selling, general & administrative expenses through effective management of these expenses in alignment with the decline in net sales, particularly advertising and marketing costs and distribution costs, and a reduction in restructuring, contract termination and impairment charges, offset in part by the reduction in gross profit realized from the decline in net sales in the current year when compared to the prior year.

Consolidated Interest Expense

Interest expense, net consists primarily of interest on our revolving credit facilities and term loans.

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	$	%
Interest expense, net	$26,560	$14,004	$12,556	89.7%

Interest expense, net increased for the year ended December 31, 2025 compared to the year ended December 31, 2024 as a result of a higher average debt balance and higher average interest rates. Interest rates under the 2025 Refinancing Agreement (as defined below) are higher than those under our prior credit facilities.

Consolidated Income Taxes

Income taxes represent federal, state, and local income taxes on our allocable share of taxable income of Holdings, as well as Oru’s and Chubbies’ federal and state taxable income, and our foreign tax expense related to international subsidiaries. The tax benefit resulting from the recurring losses of Solo Stove is fully offset for all periods presented by a valuation allowance. Prior to the Corporate Simplification described above, we were the sole managing member of Holdings and, as a result, consolidated the financial results of Holdings. Holdings was treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Holdings was not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Holdings was passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. We have been subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to our allocable share of any taxable income or loss of Holdings, as well as any stand-alone income or loss generated by Solo Brands, Inc.

Subsequent to the Corporate Simplification, effective as of January 1, 2026, income taxes will represent the federal, foreign, state and local income taxes of the consolidated filing group of Solo Brands, Inc. and its subsidiaries. The Corporate Simplification allows us to net the tax benefit (loss) generated by Solo Brands, Inc. and its wholly-owned subsidiaries, Chubbies and Oru, whereas prior to the effective date separate returns were required for each respective brand. As a result, we expect that future periods will incur lower income tax expense in periods in which any of these brands generate a loss which would offset income generated by other brands.

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	$	%
Income tax expense (benefit)	$3,422	$(8,958)	$12,380	(138.2)%

The increase in income tax expense for the year ended December 31, 2025 compared to the income tax benefit for the year ended December 31, 2024 was primarily driven by a full valuation allowance on deferred tax assets on losses generated from the Solo Stove segment in 2025, with only a partial valuation allowance in the prior year, as well as an increase in income tax expense associated with the Chubbies segment in the year ended December 31, 2025.

Solo Stove Segment Results for the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Solo Stove Net Sales

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	$	%
Net sales	$167,220	$297,379	$(130,159)	(43.8)%
Direct-to-consumer net sales	124,303	220,552	(96,249)	(43.6)%
Retail net sales	42,917	76,827	(33,910)	(44.1)%

The decrease in both retail and DTC channel net sales for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily driven by lower unit volumes in the DTC channel as a result of disciplined pricing and promotional actions, as well as reduced retail replenishment as partners worked through excess inventory.

Solo Stove Cost of Goods Sold

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	$	%
Cost of goods sold	$63,524	$113,977	$(50,453)	(44.3)%

The decrease in cost of goods sold for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily in line with the decrease in net sales. Tariff increases in 2025 did not have a significant impact on cost of goods sold for the Solo Stove segment due to lower inventory purchases and reduced sell through of inventory subject to the higher tariff rates.

Solo Stove Operating Expenses

Segment operating expenses consist of (1) marketing expenses, (2) employee related expenses, such as wages and benefits, and (3) other operating expenses, which primarily consist of shipping and fulfillment related expenses.

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	$	%
Operating expenses	$85,810	$137,489	$(51,679)	(37.6)%
Marketing expenses	35,985	67,682	(31,697)	(46.8)%
Employee related compensation	10,963	12,642	(1,679)	(13.3)%
Other operating expenses	38,862	57,165	(18,303)	(32.0)%

Operating expenses decreased for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily as a result of a decrease in marketing expenses, as well as decreases in other operating expenses driven by a decrease in seller fees and shipping expenses, both stemming from the decline in DTC channel net sales. Further, decreases in employee related expenses were recognized for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily as a result of the reduction in headcount and related expenses as part of the reduction in force described in Note 3 - Restructuring, Contract Termination and Impairment Charges.

Chubbies Segment Results for the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Chubbies Net Sales

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	$	%
Net sales	$122,943	$112,713	$10,230	9.1%
Direct-to-consumer net sales	59,126	57,824	1,302	2.3%
Retail net sales	63,817	54,889	8,928	16.3%

The increase in net sales for the year ended December 31, 2025 compared to the year ended December 31, 2024 was driven by increases in the retail net sales channel as a result of continued growth within our retail strategic partnerships, coupled with the continued ability to identify and meet consumer demands within the DTC net sales channel.

Chubbies Cost of Goods Sold

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	$	%(1)
Cost of goods sold	$51,749	$45,707	$6,042	13.2%

The increase in cost of goods sold for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily in line with the increase in net sales.

Chubbies Operating Expenses

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	$	%
Operating expenses	$48,783	$51,193	$(2,410)	(4.7)%
Marketing expenses	12,371	14,569	(2,198)	(15.1)%
Employee related compensation	12,910	13,833	(923)	(6.7)%
Other operating expenses	23,502	22,791	711	3.1%

Operating expenses for the year ended December 31, 2025 compared to the year ended December 31, 2024 declined, primarily as a result of reductions in marketing expenses and employee related expenses.

Liquidity and Capital Resources

Our cash requirements are for working capital, payment of restructuring and other fees and repayment of our current and long-term debt obligations. We expect these and other cash needs to continue as we seek to improve, develop and transform our business. We fund our working capital, which is primarily comprised of inventory and accounts payable, and other cash requirements from cash flows from operating activities, cash on hand, and borrowings under our 2025 Revolving Credit Facility. Our cash flows from operating activities and borrowings under the 2025 Revolving Credit Facility are our principal sources of liquidity. Cash flows from operating activities result primarily from the sales of our portfolio of products. Our future product sales and our cash flows are difficult to predict, and actual sales may not be in line with our forecasts.

The Corporate Simplification discussed within the Overview section is intended to limit material liability for cash payments that might otherwise be due in 2026 and beyond, under the terms of the Tax Receivable Agreement, as well as future distributions to redeemable noncontrolling interests. For more information on the Corporate Simplification, see the Overview section above.

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

The table below reflects our sources, facilities and availability of liquidity as of December 31, 2025. See below for details on our outstanding debt balance as of December 31, 2025.

(in thousands)	Utilized as of December 31, 2025	Availability as of December 31, 2025
Cash and cash equivalents		$20,034
Revolving Credit Facility	$—	54,865
Term Loan	253,139	—

The Company must comply with financial covenants under the 2025 Refinancing Amendment, including a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum liquidity amount, with the first full measurement period for such financial covenants to occur in the third quarter of 2026, as well as other non-financial covenants, as described in further detail below and in Note 13 - Debt, net. As of December 31, 2025, we were in compliance with the covenants applicable as of such date under the 2025 Refinancing Agreement.

In evaluating our ability to continue as a going concern for the twelve months following the issuance of the financial statements, contained in this Form 10-K, management considered projected compliance with our financial covenants and historical operating performance. Variability in operating results that could affect future covenant compliance raises substantial doubt about our ability to continue as a going concern.

Management is executing cost reduction and operational initiatives and, based on current projections, expects to remain in compliance with the covenants under the 2025 Refinancing Agreement. Accordingly, management believes these plans alleviate the substantial doubt about the Company’s ability to continue as a going concern for at least the twelve months following the issuance of these financial statements.

Accordingly, we believe our cash, cash equivalents and cash from operating activities will be sufficient to fund our obligations for at least the next twelve months following the issuance of our financial statements included in this Annual Report on Form 10-K. Our future capital requirements will depend on many factors including the outcome of our ongoing cash savings and operational initiatives, our future financial results, the expansion of sales and marketing activities, the introduction of new and enhanced products, the market acceptance of our products, and global trade and market conditions.

If we fail to realize the expected benefits from our ongoing and future cost saving and operational improvement initiatives, if our liquidity condition deteriorates, or if we pursue potential opportunities that are not successful, our business, operating results and financial condition could be materially adversely impacted and could result in the breach of our financial and nonfinancial covenants. As a result, we may be required to seek additional funds from issuances of equity or debt, including from additional credit facilities or loans from other sources, pursue strategic transactions or seek additional relief from our creditors. There is no guarantee that such sources, transactions or relief will be available when needed, or at all.

Revolving Credit Facilities and Term Loans

On May 12, 2021, we entered into the Credit Agreement with JPMorgan Chase Bank, N.A., the Lenders and L/C Issuers party thereto (each as defined therein) and the other parties thereto. The Credit Agreement was subsequently amended on June 2, 2021, September 1, 2021, May 22, 2023 and most recently by the 2025 Refinancing Amendment. Initially, the credit agreement contemplated a revolving credit facility (the “2021 Revolving Credit Facility”), with the amendment on September 1, 2021 including a provision to borrow up to $100 million under a term loan (the “2021 Term Loan”) which was in addition to the available capacity on the 2021 Revolving Credit Facility.

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

After giving effect to the loan reallocation and restructuring effected pursuant to the 2025 Refinancing Amendment, the credit facilities evidenced by the Amended Credit Agreement consist of the following: (i) revolving commitments under the Revolving Credit Facility in an aggregate amount equal to $90 million (the “2025 Revolving Credit Facility”), subject to availability under the borrowing base set forth in the 2025 Refinancing Amendment; and (ii) refinancing term loans, including the 2021 Term Loan (the “2025 Term Loan”) in an aggregate principal amount equal to $240 million. The 2025 Revolving Credit Facility also includes the ability to issue up to $20 million in letters of credit, with $3.7 million of letters of credit issued and outstanding as of December 31, 2025. While our issuance of letters of credit does not increase our borrowings outstanding under the 2025 Revolving Credit Facility, it does reduce the amounts available under the 2025 Revolving Credit Facility.

In connection with the entry into the 2025 Refinancing Amendment, during the year ended December 31, 2025, we refinanced (i) $136.5 million of loans under the 2021 Revolving Credit Facility, and (ii) $32.5 million of 2021 Term Loan outstanding on June 13, 2025.

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

Each of the 2025 Revolving Credit Facility and the 2025 Term Loan bear interest at (depending on our election from time to time) either an adjusted term rate defined in the agreement based on SOFR or the base rate defined in the Amended Credit Agreement, each plus an applicable margin. The interest is payable in kind, and thus capitalized thereon and increasing the principal balance thereof, (i) on a quarterly basis through March 31, 2026, (ii) for the period beginning on April 1, 2026 and ending on March 31, 2027 upon our election, and (iii) after March 31, 2027, it is only payable in cash. The unfunded portion of the commitments under the 2025 Revolving Credit Facility will accrue an annual commitment fee.

The 2025 Refinancing Amendment also requires the Company to comply with additional reporting requirements, including, among others, (i) delivering on the date that is twenty (20) days after the end of the previous calendar month, (a) a borrowing base certificate calculating the borrowing base and availability under the 2025 Revolving Credit Facility, (b) a 13-week cash flow forecast for the Company and its subsidiaries, (c) a liquidity report, and (d) an accounts and inventory report; and (ii) delivering no later than thirty (30) days after the end of the previous calendar month, a key performance indicator report and certain additional reports on the Company’s operating plan and other measures, such as Credit Agreement Adjusted EBITDA. In addition, the 2025 Refinancing Amendment extends the delivery dates for quarterly financial statement deliverables to sixty (60) days after the end of the applicable fiscal quarter.

In addition, pursuant to the 2025 Refinancing Amendment, we will be or were required to comply with the following financial covenants: (a) a minimum Consolidated EBITDA of $25 million for the four fiscal quarters ended December 31, 2025, (b) a maximum Total Leverage Ratio, which is tested on a quarterly basis, commencing with the fiscal quarter ending on September 30, 2026, (c) a minimum Fixed Charge Coverage Ratio, which is tested on a quarterly basis, commencing with the fiscal quarter ending on September 30, 2026, (d) a $10.0 million average minimum liquidity covenant for the first three calendar months of each fiscal year and a $20 million average minimum liquidity covenant for the last nine calendar months of each fiscal year, which in each case as applicable, is tested on a monthly basis, commencing with the fiscal month ending on July 31, 2026.

Cash Flows

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	$	%
Cash flows provided by (used in):
Operating activities	$(46,602)	$10,517	$(57,119)	(543.1)%
Investing activities	(12,049)	(14,512)	2,463	17.0%
Financing activities	66,545	(3,657)	70,202	1919.7%

Operating activities

The $57.1 million increase in cash used in operating activities period over period, was due to a $30.8 million increase in cash usage from changes in operating assets and liabilities (“working capital”), which was primarily driven by an increase in cash usage for accounts payable, mostly related to inventory purchases and marketing expenses incurred in the fourth quarter of 2024, offset in part by the reduction in replenishment of inventory as we focus on prudent management of our inventory balances in the 2025 period. The increase in changes in working capital was coupled with an increase in cash usage of $26.4 million from changes in net income (loss) after non-cash adjustments, driven by a decline in our operations, primarily net sales, reflected through changes in net income (loss).

Investing activities

The $2.5 million decrease in cash used in investing activities, was primarily due to a decline in the number of retail store openings within our Chubbies Segment in the current year when compared to the prior, with just one store opening in 2025 and seven store openings in 2024, offset in part by an increase in the capitalization of software in 2025, primarily driven by an increase in capital projects in 2025 compared to 2024.

Financing activities

The $70.2 million increase in cash provided by financing activities, was primarily due to a $68.9 million increase in cash provided by net debt activity, inclusive of borrowings, repayments and debt issuance costs in relation to the 2025 Refinancing Amendment and a $4.3 million decrease in cash used in distributions to non-controlling interests, offset in part by a $2.5 million payment in connection with the disposition of the TerraFlame manufacturing operations.

Contractual Obligations

Our material cash commitments from known contractual and other obligations primarily consist of obligations for long-term debt and related interest, leases for properties and equipment and purchase obligations as part of normal operations. See Note 13, Debt, net, in Item 8 of this Annual Report for more information regarding scheduled maturities of our long-term debt. See Note 15, Leases, in Item 8 of this Annual Report for additional information on leases.

For information regarding our other contractual obligations, see Note 2 - Significant Accounting Policies in Item 8 of this Annual Report.

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

Revenue Recognition

Revenue is recognized for the amount of consideration to which we expect to be entitled in exchange for transferring promised goods to a customer. The consideration promised in a contract with a customer includes fixed and variable amounts. The fixed amount of consideration is the standalone selling price of the goods sold. Variable considerations, including cash discounts, rebates and sales incentives programs, are deducted from gross sales in determining net sales at the time revenues are recorded. Variable considerations also include the portion of goods that are expected to be returned and refunded. We determine these estimates based on historical experience and trends. The actual amount of customer returns and rebates may differ from our estimates. We elected to account for shipping costs as fulfillment activities, and not as separate performance obligations. Net sales include shipping costs charged to the customer with the related shipping expense recognized in selling, general & administrative expenses when the revenue is recognized. Sales taxes collected from customers are excluded from net sales, which are subsequently remitted to government authorities.

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

We have recorded a valuation allowance against Solo Brands, Inc. and Oru’s deferred tax assets resulting from current losses resulting in a net deferred tax asset the consolidated group. Solo Brands, Inc. evaluated and concluded that as of December 31, 2025, we had $40.6 million of valuation allowances. However, since future financial results may differ from previous estimates, periodic adjustments to our valuation allowances may be necessary. If we determine in the future that we will be able to fully utilize all or part of these deferred tax assets, we would record a reversal of our valuation allowance through earnings in the period the determination was made, which would have a positive effect on our results of operations and earnings in future periods.

Goodwill

Goodwill is not amortized, but is tested for impairment at the reporting unit level annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. In conducting the impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. We currently operate as four reporting units. As of our annual assessment date, October 1, 2025, we had one reporting unit with remaining goodwill, Chubbies.

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

The future occurrence of a potential indicator of impairment could include matters such as: a decrease in expected net earnings, a further decline in equity market conditions, a decline in comparable market multiples, a continued and sustained decline in our common stock price, a significant adverse change in legal factors or the general business climate, an adverse action or assessment by a regulator, and a significant downturn in demand for products offered by us. In the event of significant adverse changes of the nature described above, it may be necessary for us to recognize a non-cash impairment of goodwill, which could have a material adverse effect on our consolidated business, results of operations and financial condition. Based on the results of the annual quantitative impairment test of goodwill, the calculated fair value of the Chubbies reporting unit exceeded its book value by more than 10% as of December 31, 2025. However, a 100 basis point (“BPS”) increase in the discount rate, a 200 BPS decrease in the EBITDA margin or a 200 BPS decrease in revenue growth could indicate a potential hypothetical fair value less than the reporting units carrying value.

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

To determine asset group fair value as part of the quantitative test, we use a weighting of fair values derived from the income approach and the market approach. Under the income approach, we project the future cash flows and discount these cash flows to reflect their present value, inclusive of their relative risk. The cash flows used are consistent with those we use in our internal planning, which reflects actual business trends experienced and our long-term business strategy. Under the market approach, we use the guideline company method to develop valuation multiples and compare our asset group to similar publicly traded companies.

In order to further validate the reasonableness of fair value as determined by the income and market approaches described above, a reconciliation to market capitalization is then performed by estimating a reasonable control premium and other market factors. Future changes in the judgments, assumptions and estimates that are used in the impairment testing for intangibles could result in significantly different estimates of fair value.

If these assets were for sale, our estimates of their values could be significantly different because of market conditions, specific transaction terms and a buyer’s perspective on future cash flows.

Impairment charges related to intangible assets are recorded to restructuring, contract termination and impairment charges on the consolidated statements of operations and comprehensive income (loss). See Note 9, Intangible Assets, net in Item 8 of this Annual Report on Form 10-K, for further details regarding intangible asset balances and related accumulated amortization and impairment losses.

The impact of these impairment charges and the change in useful life of the brand intangible asset will result in amortization expense decreasing by approximately $8 million on an annual basis.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see “Recently Adopted Accounting Pronouncements” and “Recently Issued Accounting Standards—Not Yet Adopted” in Note 2, Significant Accounting Policies, in Item 8 of this Annual Report on Form 10-K.

JOBS Act

We currently qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Accordingly, we are provided the option to adopt new or revised accounting guidance either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. We have elected to adopt new or revised accounting guidance within the same time period as private companies, unless management determines it is preferable to take advantage of early adoption provisions offered within the applicable guidance. Our utilization of these transition periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the transition periods afforded under the JOBS Act. We expect that we will no longer qualify as an emerging growth company as of December 31, 2026.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates.

Interest Rate Risk

We have a long-term credit facility and separate term loan that bear variable interest rates based on prime, federal funds, or SOFR plus an applicable margin based on our total net leverage ratio. As of December 31, 2025, we had indebtedness of $253.1 million, with an annualized rate of interest of 9.17%, under our 2025 Term Loan, with no current indebtedness under our 2025 Revolving Credit Facility. As of December 31, 2025, we have not entered into any interest rate swap contracts. A 100 bps increase in SOFR would increase our interest expense by approximately $2.5 million in any given year.

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

Foreign Currency Risk

Our international sales are primarily denominated in local currencies. During the years ended December 31, 2025 and 2024, net sales in international markets accounted for 7.0% and 6.9% of our consolidated revenues, respectively. Therefore, we do not believe exposure to foreign currency fluctuations has had a material impact on our net sales. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. In addition, our suppliers may incur many costs, including labor costs, in other currencies. To the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margin. In addition, a strengthening of the U.S. dollar may increase the cost of our products to our customers outside of the United States. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. A 100 bps unfavorable change in foreign currency exchange rates to which we are exposed would increase our operating expenses by approximately $0.1 million and decrease our net sales by approximately $0.2 million for the year ended December 31, 2025.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Solo Brands, Inc.
Grapevine, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Solo Brands, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations and comprehensive income (loss), equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2025.

Dallas, Texas

March 23, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Solo Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Solo Brands, Inc. (the Company) as of December 31, 2024, the related consolidated statements of operations and comprehensive income (loss), cash flows and equity for the year in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for the year in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

Dallas, Texas

March 12, 2025

except for the effects of the reverse stock split discussed in Note 1, as to which the date is

March 23, 2026

SOLO BRANDS, INC.
Consolidated Balance Sheets

(In thousands, except number of shares and par value)	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$20,034	$11,980
Accounts receivable, net of allowance for credit losses of $1.1 million as of December 31, 2025 and 2024	29,764	39,440
Inventory	81,648	108,575
Prepaid expenses and other current assets	8,767	12,223
Total current assets	140,213	172,218
Non-current assets
Property and equipment, net	13,197	24,195
Intangible assets, net	100,038	189,701
Goodwill	73,119	73,119
Operating lease right-of-use assets	17,901	27,683
Other non-current assets	15,874	8,144
Total non-current assets	220,129	322,842
Total assets	$360,342	$495,060

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$13,073	$69,598
Accrued expenses and other current liabilities	30,843	41,661
Deferred revenue	1,649	1,829
Current portion of long-term debt	1,800	8,625
Total current liabilities	47,365	121,713
Non-current liabilities
Long-term debt, net	240,272	142,060
Deferred tax liability	6,739	6,795
Operating lease liabilities	13,888	22,079
Other non-current liabilities	677	9,056
Total non-current liabilities	261,576	179,990

Commitments and contingencies (Note 18)

Equity
Class A common stock, par value $0.001 per share; 475,000,000 shares authorized; 1,847,618 and 1,470,000 shares issued and outstanding as of December 31, 2025 and 2024, respectively	2	1
Class B common stock, par value $0.001 per share; 50,000,000 shares authorized; 674,319 and 827,326 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1	1
Additional paid-in capital	377,331	363,691
Retained earnings (accumulated deficit)	(329,965)	(228,814)
Accumulated other comprehensive income (loss)	(274)	(434)
Treasury stock, 32,836 and 4,138 shares owned as December 31, 2025 and 2024, respectively	(1,092)	(733)
Equity attributable to Solo Brands, Inc.	46,003	133,712
Equity attributable to noncontrolling interests	5,398	59,645
Total equity	51,401	193,357
Total liabilities and equity	$360,342	$495,060

See Notes to Consolidated Financial Statements

SOLO BRANDS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31,
(In thousands, except per share data)	2025	2024
Net sales	$316,581	$454,550
Cost of goods sold	128,501	194,286
Gross profit	188,080	260,264
Operating expenses
Selling, general & administrative expenses	176,248	262,172
Restructuring, contract termination and impairment charges	93,495	136,099
Depreciation and amortization expenses	25,674	25,702
Other operating expenses	6,146	10,909
Total operating expenses	301,563	434,882
Income (loss) from operations	(113,483)	(174,618)
Non-operating (income) expense
Interest expense, net	26,560	14,004
Other non-operating (income) expense	1,972	528
Total non-operating (income) expense	28,532	14,532
Income (loss) before income taxes	(142,015)	(189,150)
Income tax expense (benefit)	3,422	(8,958)
Net income (loss)	(145,437)	(180,192)
Less: net income (loss) attributable to noncontrolling interests	(44,116)	(66,836)
Net income (loss) attributable to Solo Brands, Inc.	$(101,321)	$(113,356)

Other comprehensive income (loss)
Foreign currency translation, net of tax	160	(204)
Comprehensive income (loss)	(145,277)	(180,396)
Less: other comprehensive income (loss) attributable to noncontrolling interests	42	(66)
Less: net income (loss) attributable to noncontrolling interests	(44,116)	(66,836)
Comprehensive income (loss) attributable to Solo Brands, Inc.	(101,203)	(113,494)

Net income (loss) per Class A common stock
Basic and diluted	$(64.09)	$(77.66)

Weighted-average Class A common stock outstanding
Basic and diluted	1,581	1,460

See Notes to Consolidated Financial Statements

SOLO BRANDS, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(145,437)	$(180,192)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities
Restructuring, contract termination and impairment charges	74,041	136,099
Depreciation and amortization	28,542	26,632
PIK Interest	13,139	—
Noncash operating lease expense	7,461	8,517
Amortization of debt issuance costs	3,490	860
Equity-based compensation, net	3,019	6,754
Loss on disposition of TerraFlame manufacturing operations	1,516	—
Loss (gain) on disposal of property and equipment	1,015	—
Other	234	922
Inventory charges associated with restructuring and consolidation activities	—	18,309
Prepaid marketing charges	—	1,871
Change in fair value of contingent consideration	(787)	4,438
Deferred income taxes	(57)	(11,684)
Changes in assets and liabilities
Accounts receivable	8,504	3,195
Inventory	27,400	(14,673)
Prepaid expenses and other current assets	3,494	343
Accrued expenses and other current liabilities	(9,958)	(14,133)
Accounts payable	(55,856)	38,150
Deferred revenue	(190)	(3,481)
Operating lease liabilities	(6,024)	(8,586)
Other non-current assets and liabilities	(148)	176
Payments of contingent consideration	—	(3,000)
Net cash provided by (used in) operating activities	(46,602)	10,517
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,049)	(14,512)
Net cash provided by (used in) investing activities	(12,049)	(14,512)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities and term loans	287,322	80,000
Repayments of revolving credit facilities and term loans	(199,322)	(79,250)
Debt issuance costs paid	(18,502)	(167)
Finance lease liability principal paid	(94)	(144)
Net consideration paid to Former Sellers of TerraFlame	(2,500)	—
Distributions to non-controlling interests	—	(4,284)
Surrender of stock to settle taxes on restricted awards	(359)	(207)
Stock issued under employee stock purchase plan	—	395
Net cash provided by (used in) financing activities	66,545	(3,657)
Effect of exchange rate changes on cash	160	(210)
Net change in cash and cash equivalents	8,054	(7,862)
Cash and cash equivalents balance, beginning of period	11,980	19,842
Cash and cash equivalents balance, end of period	$20,034	$11,980

SUPPLEMENTAL DISCLOSURES:
Cash interest paid, net of amounts capitalized	$12,147	$13,469
Cash income taxes paid (received)
Federal	511	1,954
State:
California	—	455
New Jersey	99	356
Other	(276)	660
State Subtotal	(177)	1,471
Foreign:
Canada	—	260
Netherlands	95	544
Mexico	591	—
Other	19	55
Foreign Subtotal	705	859
Total cash income taxes paid (net of refunds)	1,039	4,284
Construction in progress in accounts payable	—	268
Issuance of Class A common stock in lieu of cash lender consent fee	750	—

See Notes to Consolidated Financial Statements

SOLO BRANDS, INC.
Consolidated Statements of Equity (Deficit)

(In thousands)	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity (Deficit)
Balance at December 31, 2023	1,449	$1	826	$1	$357,474	$(115,458)	$(230)	$(526)	$131,001	$372,263
Net income (loss)	—	—	—	—	—	(113,356)	—	—	(66,836)	(180,192)
Equity-based compensation, net of income tax expense (benefit)	—	—	—	—	3,213	—	—	—	2,372	5,585
Other comprehensive income (loss)	—	—	—	—	—	—	(204)	—	—	(204)
Tax distributions to non-controlling interests	—	—	—	—	—	—	—	—	(4,284)	(4,284)
Employee stock purchase plan	6	—	—	—	396	—	—	—	—	396
Surrender of stock to settle taxes on equity awards	—	—	—	—	—	—	—	(207)	—	(207)
Vested equity-based compensation and re-allocation of ownership percentage	15	—	1	—	2,608	—	—	—	(2,608)	—
Balance at December 31, 2024	1,470	$1	827	$1	$363,691	$(228,814)	$(434)	$(733)	$59,645	$193,357
Net income (loss)	—	—	—	—	—	(101,321)	—	—	(44,116)	(145,437)
Equity-based compensation, net of income tax expense (benefit)	—	—	—	—	2,304	—	—	—	715	3,019
Conversion of Class B common stock	153	—	(153)	—	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	160	—	—	160
Surrender of stock to settle taxes on equity awards	—	—	—	—	—	—	—	(359)	—	(359)
Issuance of Class A common stock in lieu of cash lender consent fee	122	—	—	—	750	—	—	—	—	750
Other	—	—	—	—	(261)	170	—	—	—	(91)
Vested equity-based compensation and re-allocation of ownership percentage	103	1	—	—	10,847	—	—	—	(10,846)	2
Balance at December 31, 2025	1,848	$2	674	$1	$377,331	$(329,965)	$(274)	$(1,092)	$5,398	$51,401
See Notes to Consolidated Financial Statements

SOLO BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization and Description of Business

Description of Business

Solo Brands, Inc. (“Company” or “Solo Brands”), through a majority-owned subsidiary, Solo Stove Holdings, LLC (“Holdings”), operates four premium brands - Solo Stove, Oru Kayak (“Oru”), International Surf Ventures (“ISLE”), Chubbies. The Company’s brands develop innovative products and market them directly to customers primarily through the direct-to-consumer (“DTC”) channel, which includes e-commerce and owned retail stores, as well as partnerships with key retailers. Solo Stove offers portable, low-smoke and propane fire pits, grills, and camping stoves for backyard and outdoor use in different sizes, as well as indoor fire pits that allow the customer to bring the fire inside, fire pit bundles, gear kits, stoves, cookware, dinnerware, and a variety of clothing and accessories. Watersports, which is comprised of our two primarily water-oriented brands, Oru and ISLE, offers a flagship line of lightweight, foldable kayaks and produces high-quality stand-up paddle boards with colorful designs that are engineered to accommodate every skill level, style, and interest. Chubbies is a fun-loving, premium apparel brand that offers well-fitted comfortable clothing with unique style. In 2025, the Company completed the disposition of the manufacturing operations for the TerraFlame brand. However, we continue to own the intellectual property of TerraFlame, as well as sole distribution rights of TerraFlame branded products. Solo Brands distributes its products through international iterations of the Solo Stove website and other partners across North America, Europe and Australia.

Organization
Solo Brands, Inc. was incorporated in Delaware on June 23, 2021 for the purpose of facilitating an initial public offering and other related transactions in order to carry on the Company’s business. On October 28, 2021, Solo Brands, Inc. completed its initial public offering (“IPO”) of 370,968 shares of Class A common stock, as adjusted for the 1-for-40 reverse stock split described below.

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

Basis of Presentation

The consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”). The consolidated financial statements include those of our wholly owned and majority-owned subsidiaries and an entity consolidated under the variable interest entity model. Intercompany balances and transactions are eliminated in consolidation. Certain prior period amounts have been conformed to the current period’s presentation.

Reverse Stock Split

On July 8, 2025, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of all issued and outstanding shares of the Company’s common stock at a ratio of 1-for-40. The reverse stock split did not change the par value or the authorized number of shares of the Company’s common stock. The Company’s consolidated financial statements present the retroactive effect of the reverse stock split on the Company’s Class A and Class B common stock and per share amounts for all periods presented.

Going Concern

The consolidated financial statements have been prepared in accordance with U.S. GAAP assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

On June 13, 2025, the Company entered into Amendment No. 4 to the Credit Agreement and Limited Waiver and Amendment No. 1 to Security Agreement (the “2025 Refinancing Amendment”), which amended the credit agreement dated May 12, 2021 (as amended, the “Credit Agreement”) by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. The 2025 Refinancing Amendment restructured the Company’s outstanding revolving and term loans, extended certain maturities, reduced near-term cash interest requirements through the ability to make certain interest payments in-kind and deferred compliance with certain financial covenants for a defined period of time.

The Company satisfied a minimum Credit Agreement Adjusted EBITDA covenant requirement for the twelve months ended December 31, 2025. Beginning with the quarter ending September 30, 2026, the Company will be required to comply with additional financial covenants under the Amended Credit Agreement, including leverage, fixed charge coverage and minimum liquidity requirements, as described further in Note 13, Debt, net.

In evaluating its ability to continue as a going concern for the twelve months following the issuance of these financial statements, management considered projected compliance with these financial covenants and the Company’s historical operating performance. Conditions and events, including the risk of variability in operating results that could affect future covenant compliance, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance of these financial statements.

Management has developed plans intended to mitigate these conditions, including optimization of the Company's distribution and fulfillment network, and reductions in marketing spend and other fixed operating costs. Based on current projections on the implementation of these actions to the extent necessary, management expects the Company to remain in compliance with its financial and non-financial covenants under the Amended Credit Agreement and believes that these plans alleviates the substantial doubt about the Company’s ability to continue as a going concern for at least the twelve months following the issuance of these financial statements.

If the Company does not achieve the expected benefits from these operational initiatives or if operating results or liquidity deteriorate, the Company could be required to seek additional capital through equity or debt financings or other sources. There can be no assurance that such financing would be available on acceptable terms, or at all.

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

As of December 31, 2025 and 2024, Dick’s Sporting Goods represented 28.0% and 32.6%, respectively, of total outstanding accounts receivable. As of December 31, 2025, Spreetail represented 12.7% of total outstanding accounts receivable. There are no other significant concentrations of receivables that represent a significant credit risk.

For the years ended December 31, 2025 and 2024, no single customer accounted for more than 10% of total net sales.

The Company is exposed to risk due to the concentration of business activity with certain third-party manufacturers of our products. The Company, through the use of these certain third-party manufacturers, manufactures a variety of merchandise in China, Vietnam and Cambodia, including camp stoves, fire pits, kayaks and stand-up paddle boards. The majority of the casual wear, sportwear, swimwear, outerwear, loungewear, and other accessories are currently made in Vietnam between a variety of manufacturers. Additional manufacturing is done in India, China, Mexico, and the United States.

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

The fair value determination of the Company’s reporting units, asset groups and related goodwill and intangible assets is subjective in nature and requires the use of estimates and assumptions that are sensitive to changes. Assumptions include estimation of the estimation of future revenue and projected margins, which are dependent on internal cash flow forecasts, estimation of the terminal growth rates and capital spending, and determination of discount rates. Some of the inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, market EBITDA comparables and credit ratings. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of the asset groups and reporting units, it is possible a material change could occur. As a result, there can be no assurance that the estimates and assumptions made for purposes of the goodwill and finite-lived intangible impairment tests will prove to be an accurate prediction of future results.

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

Accounts Receivable, net

Accounts receivable, net consist of amounts due to the Company from retailers and direct-to-corporate customers, as well as receivables from the credit card and payment application services used by the Company. Accounts receivable, net are recorded at invoiced amounts, less contractual allowances for trade terms, sales incentive programs, and discounts. The Company maintains an allowance for expected credit losses, which is determined based on a review of specific customer accounts where the collection is doubtful, as well as an assessment of the collectability of receivable of customer groups that share similar risk characteristics. This assessment is based on historical trends and existing economic conditions, as well as other relevant factors. All accounts are subject to an ongoing review of ultimate collectability. Receivables are written off against the allowance when it is certain the amounts will not be recovered.

Bad debt expense is recorded to selling, general, & administrative expenses on the consolidated statements of operations and comprehensive income (loss). Bad debt expense for the years ended December 31, 2025 and 2024 was $0.4 million and $0.6 million, respectively.

Inventory

Inventories, consisting primarily of finished goods are recorded at the lower of cost or net realizable value. Cost is determined using an average costing method, calculated using the weighted average method. Our inventory balances include all costs incurred to deliver inventory to our distribution facilities, such as inbound freight, import duties and tariffs. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company makes ongoing estimates relating to the net realizable value of inventories based upon assumptions about future demand, market conditions and product obsolescence. Obsolete or slow-moving inventory is written down to estimated net realizable value. Acquired inventory in a business combination is recorded at fair value using a mix of cost, comparative sales and market approaches.

Property and Equipment, net

Property and equipment are recorded at cost, except property and equipment acquired through acquisitions which are recorded at estimated fair value as of the acquisition date using a mix of cost, comparative sales and market approaches. Costs of maintenance and repairs are charged to expense when incurred. When property and equipment are sold or disposed of, the cost and related accumulated depreciation is written off, and a gain or loss, if applicable, is recorded. The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

Property and equipment are depreciated on a straight-line method over their estimated useful lives. The useful lives for property and equipment are as follows:

Useful Life
Computers, software, and other equipment	3 Years
Machinery	5 - 10 Years
Leasehold improvements	Shorter of lease term or 10 Years
Furniture and fixtures	3 - 5 Years
Buildings	29 - 40 Years

Software Costs

We capitalize certain computer software and software development costs, as well as applicable cloud computing application implementation costs, incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include external direct costs of materials and services utilized in developing or obtaining computer software, compensation and related benefits for employees who are directly associated with the software projects and interest costs incurred while developing internal-use computer software. Capitalized software costs are included in other non-current assets on our consolidated balance sheets and amortized on a straight-line basis when placed into service over the estimated useful lives of the software, which approximate 3 to 10 years.

Software amortization is recorded to selling, general & administrative expenses on the consolidated statements of operations and comprehensive income (loss) and was $1.7 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively. Purchases of $5.9 million and $5.6 million related to software were included in capital expenditures within the consolidated statement of cash flows for the years ended December 31, 2025 and 2024, respectively.

Goodwill

Goodwill is determined based upon the excess purchase consideration over the estimated fair value of assets and liabilities assumed. The Company reviews goodwill at the reporting unit level, which is one level below the operating segment, for impairment annually on October 1st of each fiscal year and on an interim basis whenever events or changes in circumstances indicate the fair value of such assets may be below their carrying value.

Intangible Assets, net

Intangible assets are comprised of brands, trademarks, developed technology, customer relationships and patents and are recorded at their estimated fair values at the date of acquisition. Acquired definite-lived intangible assets are valued using an excess earnings method for customer related intangibles and a relief from royalty method for brands, trademarks, developed technology and patents. Intangible assets subject to amortization are amortized using the straight-line method over the estimated useful lives of the assets.

In addition, external legal costs incurred in the defense of our trademarks and patents are capitalized when we believe that the future economic benefit of the intangible asset will be increased, and a successful defense is probable. In the event of a successful defense, the settlements received are netted against the external legal costs that were capitalized. External legal costs are expensed as incurred if we do not believe that the future economic benefit of the intangible asset will be increased, if a successful defense is not probable, or if a defense is unsuccessful. Capitalized trademark and patent defense costs are amortized over 8-10 years. Where the defense of the trademark or patent maintains rather than increases the expected future economic benefits from the asset, the costs would generally be expensed as incurred. The external legal costs incurred and settlements received may not occur in the same period.

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

The right-of-use (“ROU”) assets represent the Company’s right to use the underlying assets for the lease term, and the lease liabilities represent the obligation to make lease payments arising from the leases. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments to be made over the lease term. The Company records its operating ROU assets in operating lease right-of-use assets, its current operating lease liabilities in accrued expenses and other current liabilities and its non-current operating lease liabilities in operating lease liabilities. The Company records its finance ROU assets in other non-current assets, its current finance lease liabilities in accrued expenses and other current liabilities and its non-current finance lease liabilities in other non-current liabilities.

Operating lease ROU assets are amortized on a straight-line basis and included within selling, general & administrative expense, along with the lease expense for the lease liability. Finance lease ROU assets are amortized on a straight-line basis over the lease term and included in depreciation and amortization expenses, while interest expense on the finance lease liability is included in interest expense, net.

Certain of the Company’s lease agreements contain options to extend the lease. The Company evaluates these options on a lease-by-lease basis, and if the Company determines it is reasonably certain to be exercised, the lease term includes the extension. The Company uses its incremental borrowing rate at lease commencement to determine the present value of lease payments, and lease expense for operating leases is recognized on a straight-line basis over the lease term. The incremental borrowing rate is the rate of interest the Company could borrow on a collateralized basis over a similar term with similar payments. The Company does not record ROU assets and lease liabilities associated with leases with an initial term of twelve months or less (“short-term leases”) on the consolidated balance sheets.

Certain of the Company’s lease agreements include payments for certain variable costs not determinable upon lease commencement, as well as fixed payments for non-lease components, including common area maintenance. These variable and fixed lease payments are recognized in selling, general & administrative expenses, but are not included in the ROU asset or lease liability balances. The Company’s lease agreements do not contain any material residual value guarantees, restrictions or covenants.

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

Revenue Recognition

The Company primarily engages in direct-to-consumer transactions, which are comprised of product sales directly from the Company’s website and e-commerce marketplaces, and business-to-business transactions, or retail, which are comprised of product sales to retailers, including where possession of the Company’s products is taken and sold by the retailer in-store or online. These revenue transactions comprise a single performance obligation satisfied through the transfer of control of promised goods to the customers, based on the terms of sale.

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

Revenue is recognized for the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods to a customer. The consideration promised in a contract with a customer includes fixed and variable amounts. The fixed amount of consideration is the stand-alone selling price of the goods sold. Variable considerations, including cash discounts, rebates, and sales incentive programs, are deducted from gross sales in determining net sales at the time revenues are recorded. Any consideration received (or receivable) that the Company expects to refund to the customer is recognized as a refund liability. We determine these estimates based on historical experience and trends. We elected to account for shipping costs as fulfillment activities, and not as separate performance obligations. Net sales include shipping costs charged to the customer with the related shipping expense recognized in selling, general & administrative expenses when the revenue is recognized. Sales taxes collected from customers are excluded from net sales, which are remitted subsequently to government authorities.

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

Total sales returns and allowances were $12.3 million and $19.3 million for the years ended December 31, 2025 and 2024, respectively. Total sales rebates were $5.9 million and $6.3 million for the years ended December 31, 2025 and 2024, respectively.

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

The deferred revenue liability was $1.6 million as of December 31, 2025, all of which is expected to be recognized within twelve months of December 31, 2025. As of December 31, 2024, the deferred revenue liability was $1.8 million, which the Company recognized in full as of the year ended December 31, 2025.

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

Marketing Expense

Marketing expense is deferred until the underlying advertisement is shown and recognized in the period of the related program, with all expense recognized within the fiscal year of first showing. These costs are included in selling, general, & administrative expenses on the consolidated statements of operations and comprehensive income (loss).

Marketing expense was $51.7 million and $96.0 million for the years ended December 31, 2025 and 2024, respectively.

Research and Development Expense

Research and development costs consist of costs related to new product development, prototyping and testing. These costs are expensed as incurred and included in selling, general, & administrative expenses on the consolidated statements of operations and comprehensive income (loss).

Research and development expense was $0.8 million and $1.7 million for the years ended December 31, 2025 and 2024, respectively.

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

Other Operating Expenses

Other operating expenses consist of costs incurred as a result of being a public company, acquisition-related expenses, business optimization and expansion expenses and management transition costs, including severance.

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

As a result of the Reorganization Transactions, Solo Brands, Inc. became the sole managing member of Holdings, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Holdings is passed through to its members, including Solo Brands, Inc., on a pro rata basis. Solo Brands, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income from Holdings. The Company is also subject to taxes in foreign jurisdictions.

Oru and Chubbies, wholly owned subsidiaries of Holdings, are subject to federal and state income taxes on corporate earnings and accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

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

Equity-Based Compensation

The Company recognizes equity-based compensation expense for employees and non-employees based on the grant-date fair value of the award. Certain awards contain service and performance vesting conditions. The grant date fair values of restricted stock awards that contain service vesting conditions and performance stock awards that contain a performance target are estimated based on the fair value of the underlying shares on the grant date. For service-based awards and performance-based awards that are considered probable of vesting, compensation cost is recognized on a straight-line basis over the requisite service period. Forfeitures for all equity-based compensation are recognized when incurred. Equity-based compensation expense is recorded in the selling, general & administrative expense line item on the consolidated statements of operations and other comprehensive income (loss).

Foreign Currency Transactions

Foreign currency transaction gains and losses arise from transactions denominated in currencies other than the functional currency of the entity. Monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency using exchange rates in effect at the balance sheet date.

Gains and losses resulting from foreign currency transactions and remeasurement are recognized in the consolidated statements of operations and comprehensive income (loss), within other non-operating (income) expense, during the period in which exchange rate changes occur.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, that requires presentation of specific categories of reconciling items, as well as reconciling items that meet a quantitative threshold, in the reconciliation between the income tax provision and the income tax provision using statutory tax rates. The ASU also requires disclosure of income taxes paid disaggregated by jurisdiction with separate disclosure of income taxes paid to individual jurisdictions that meet a quantitative threshold. The amendments in this accounting standard are effective for fiscal years beginning after December 15, 2024, on a prospective basis. Early adoption and retrospective application are permitted. We adopted this ASU for the period ended December 31, 2025 and the amendments have been applied retrospectively to all prior periods presented in the financial statements consistent with the standard. Refer to our income tax disclosure in Note 17 - Income Taxes for more information.

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (Topic 326), which provides a practical expedient for estimating expected credit losses on current accounts receivable and contract assets arising from revenue transactions accounted for under ASC 606. The guidance permits entities to assume that current economic conditions as of the balance sheet date will persist through the remaining life of the asset when estimating expected credit losses. The guidance is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. The Company adopted this ASU for the period ended December 31, 2025, which did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements - Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), that requires the disclosure of certain amounts included in certain expense captions on the face of the income statement. The FASB subsequently issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) to clarify the effective date of ASU 2024-03. The guidance is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements, but will require certain additional disclosures. The Company does not expect to early adopt at this time.

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 modernizes the accounting for internal-use software by removing all references to prescriptive and sequential software development stages. ASU 2025-06 requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and for interim periods within those fiscal years, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements. The Company does not expect to early adopt at this time.

NOTE 3 - Restructuring, Contract Termination and Impairment Charges

2025 Restructuring Activity

In 2025, management and the Board of Directors of the Company engaged strategic consulting firms to assist the Company with improving financial results from its operations. This operational improvement effort involved the engagement of restructuring, legal and investment banking consultants to perform financial planning, forecasting and project management activities. Certain of these strategic consulting firms assisted in developing operational plans for the near- and long-term, as well as having assisted and continuing to assist in identifying cost saving initiatives to reduce the operational expenses of the Company and aid in the development of enhanced internal reporting to deliver timely insight to management. Expenses related to these strategic consulting firms recognized within restructuring were $7.8 million for the year ended December 31, 2025, respectively.

The cost saving initiatives identified and executed upon in the year ended December 31, 2025 have been designed to reduce operational expenditures over the long-term. The key cost saving initiatives and operational planning activities undertaken for the year ended December 31, 2025 in excess of $0.5 million, for which the Company recorded the related charges to restructuring, contract termination and impairment charges on the consolidated statements of operations and comprehensive income (loss) as applicable, were as follows:

•Restructuring
◦retention payments to key personnel to support the sustainment of operations and focus on cost saving and operational improvements, resulting in a restructuring charge of $5.8 million;
◦reduction in force (“RIF”) of management and non-management personnel in an effort to align headcount with the operational needs of the business, resulting in a moderate decline in related expenses in the short term, with the significance of the savings anticipated to be recognized in future periods, resulting in a restructuring charge of $1.0 million for severance;
◦expenses related to the strategic consulting firms discussed above, resulting in a restructuring charge of $7.8 million;

•Contract Terminations
•termination of an underperforming licensing agreement in an effort to redeploy the allocated funds for operational purposes, of $2.5 million;
•settlement of a termination fee with a former advertising services vendor, with a previously accrued balance of $5.4 million that was settled for $4.0 million, a $1.4 million benefit to the Company; and
•closure of three distribution centers in 2025 to reduce fixed costs in the short term and in future periods, as well as eliminate unnecessary capacity, resulting in charges to restructuring of $1.8 million, contract termination of $0.2 million and impairment of $0.8 million, or an aggregate charge to expense of $2.8 million; and
•termination of a lease agreement for an owned retail store and impairment of a separate owned retail store as a result of underperformance, and in the case of the terminated owned retail store to reduce forward operating losses, resulting in charges to impairment charges of $0.3 million and contract termination of $0.2 million, or an aggregate charge to expense of $0.5 million.

The 2025 restructuring activity was concluded in the fourth quarter of 2025.

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

As a result of these activities, the Company recognized significant charges for restructuring and contract terminations, in addition to asset impairment charges related to IcyBreeze. This plan was completed in the fourth quarter of 2024 and, as such, there are no outstanding liabilities related to this plan as of December 31, 2025.

The components of the restructuring, contract termination and impairment charges, inclusive of the $76.0 million goodwill impairment charge recognized at the Solo Stove reporting unit in 2024, as discussed in Note 10, Goodwill, and the $72.5 million and $0.8 million impairment charges related to the long-lived assets of the Solo Stove reporting unit in 2025, exclusive of amounts discussed above, as discussed in Note 9, Intangible Assets, net and Note 8 - Property and Equipment, net, respectively, are as follows (in thousands):

	Year Ended December 31,
(in thousands)	2025	2024
Restructuring charges(1)	$17,393	$580
Impairment charges	74,401	120,168
Contract termination	1,701	15,351
Total restructuring, contract termination and impairment charges	$93,495	$136,099
(1) Includes other immaterial amounts that are not outlined in the narrative above.

The changes in restructuring liabilities for the year ended December 31, 2025 are as follows:

(in thousands)	Restructuring Charges
Balance at December 31, 2024	$—
Restructuring charges	17,393
Payments	(16,465)
Non-cash restructuring charges	(679)
Balance at December 31, 2025	$249

The following table summarizes the current liabilities related to the restructuring charges:

(in thousands)	December 31, 2025	December 31, 2024
Accounts payable	$249	$—

NOTE 4 – Revenue

The following table disaggregates our net sales by channel (in thousands):

	Year Ended December 31,
	2025	2024
Net sales by channel
Direct-to-consumer	$200,939	$319,064
Retail	115,642	135,486
Total net sales	$316,581	$454,550

The following table disaggregates our net sales by product (in thousands):

	Year Ended December 31,
	2025	2024
Fire pits, stoves and accessories	$167,220	$297,379
Apparel	122,943	112,713
Other(1)	26,418	44,458
Total net sales	$316,581	$454,550
(1) Includes $14.8 million of net sales related to IcyBreeze for the year ended December 31, 2024.

No single customer contributed 10%, or more, of net sales for the years ended December 31, 2025 and 2024.

The following table disaggregates our net sales by geographic region (in thousands):

	Year Ended December 31,
	2025	2024
United States	$294,279	$423,047
International	22,302	31,503
Total net sales	$316,581	$454,550

No individual country outside the U.S. accounted for more than 5% of our net sales for the years ended December 31, 2025 and 2024.

NOTE 5 – Other Non-Operating, Net

The following table disaggregates other non-operating expenses and income (in thousands):

	Year Ended December 31,
	2025	2024
Debt refinancing costs(1)	$4,341	$—
Foreign exchange (gain) loss	(910)	1,078
Sublease income	(1,394)	(952)
Other	(65)	402
Total other non-operating, net	$1,972	$528
(1) Consists of one time expenses related to the 2025 Refinancing Amendment, as discussed in Note 13, Debt, net, that were ineligible for capitalization as debt issuance costs.

NOTE 6 – Inventory

Inventory consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Finished products on hand, net of inventory obsolescence reserve of $3.5 million and $15.2 million as of December 31, 2025 and 2024, respectively.	$69,193	$80,098
Finished products in transit	10,783	21,756
Raw materials	1,672	6,721
Inventory	$81,648	$108,575

Inventory obsolescence expense is recorded to cost of goods sold on the consolidated statements of operations and comprehensive income (loss) and was $0.8 million and $18.0 million for the years ended December 31, 2025 and 2024, respectively. The decrease in inventory obsolescence in 2025 was primarily related to the $18.3 million write down of inventory associated with the wind-down of the operations of IcyBreeze as noted in Note 3, Restructuring, Contract Termination and Impairment Charges.

NOTE 7 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Inventory deposits	$2,341	$2,066
Tax receivables	1,641	2,026
Software	1,083	1,016
Insurance(1)	630	2,556
Other	3,072	4,559
Prepaid expenses and other current assets	$8,767	$12,223
(1) The decrease in prepaid insurance reflects a change in premium payment terms in 2025, under which a portion of premiums was financed rather than fully prepaid in the fourth quarter.

NOTE 8 – Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Machinery	$14,261	$14,145
Leasehold improvements	10,892	11,058
Buildings	568	4,238
Furniture and fixtures	4,976	5,259
Website development	1,428	1,804
Computer and other equipment	1,118	1,809
Land	94	1,090
Construction in progress	513	335
Property and equipment, gross	33,850	39,738
Accumulated depreciation and amortization	(20,653)	(15,543)
Property and equipment, net	$13,197	$24,195

Depreciation expense for property and equipment, net, less tooling and website development costs, was $6.3 million and $5.2 million for the years ended December 31, 2025 and 2024, respectively.

Depreciation related to the tooling used to manufacture fire pits is included within cost of goods sold on the consolidated statements of operations and comprehensive income (loss). Depreciation for the tooling was $1.1 million and $0.9 million for the years ended December 31, 2025 and 2024, respectively.

Purchases of $4.6 million and $7.5 million related to property and equipment were included in capital expenditures within the consolidated statement of cash flows for the years ended December 31, 2025 and 2024, respectively.

The Company capitalized $0.5 million and $0.3 million in website development costs during the years ended December 31, 2025 and 2024, respectively. Capitalized website development costs are included in property and equipment, net on the consolidated balance sheets. Amortization of website development costs was $0.7 million and $0.5 million for the years ended December 31, 2025 and 2024, respectively, and included in depreciation and amortization expenses on the consolidated statements of operations and comprehensive income (loss).

During the year ended December 31, 2025, the Company recognized impairment of property and equipment in the amount of $0.8 million, which was primarily attributable to tooling fixed assets used in the production of products that the Company determined would no longer be produced as of December 31, 2025 and an impairment in the fair value of the buildings and land acquired in connection with the IcyBreeze purchase. During the year ended December 31, 2024, the Company recognized impairment of property and equipment in the amount of $2.9 million. See Note 3, Restructuring, Contract Termination and Impairment Charges for additional information on the remaining impairment and classification of said impairments.

NOTE 9 – Intangible Assets, net

Intangible assets, net consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Gross carrying value
Brand	$205,614	$205,614
Trademarks	26,773	26,714
Customer relationships	31,128	31,128
Patents	15,739	14,211
Intangible assets, gross	279,254	277,667

Accumulated amortization and impairments
Brand(1)	(148,625)	(62,783)
Trademarks(1)	(7,743)	(5,956)
Customer relationships(1)	(12,594)	(9,839)
Patents(1)	(10,254)	(9,388)
Accumulated amortization and impairments, gross	(179,216)	(87,966)
Intangible assets, net	$100,038	$189,701
(1) Includes aggregate impairments for brand of $77.3 million, trademarks of $7.1 million, customer relationships of $0.5 million and patents of $6.8 million as of December 31, 2025 and aggregate impairments for brand of $6.5 million, trademarks of $5.4 million, customer relationships of $0.5 million and patents of $6.8 million as of December 31, 2024.

Additions of $1.6 million and $1.4 million related to patents, primarily for patent defense, were included in capital expenditures within the consolidated statement of cash flows for the years ended December 31, 2025 and 2024, respectively.

2025 Impairment Testing

In the fourth quarter of 2025, the Company identified a triggering event within our Solo Stove asset group, as a result of lower-than-expected sales volumes. Accordingly, we evaluated the recoverability of the asset group. The carrying amount of the asset group was compared to the sum of the undiscounted cash flows expected to result from their use and eventual disposition. The sum of the undiscounted cash flows attributable to the asset group was less than their carrying amount. Accordingly, these assets were determined to be not recoverable.

We performed a recoverability test for our finite-lived intangible assets, which consist primarily of brands, customer relationships, patents, and tradenames with definite lives. The carrying amount of these assets was compared to the sum of the undiscounted cash flows expected to result from their use and eventual disposition. The sum of the undiscounted cash flows attributable to the finite-lived intangible assets was less than their carrying amount. Accordingly, these assets were determined to be not recoverable.

For the quantitative finite-lived intangible assets impairment analysis performed as of December 31, 2025, the Company estimated the fair value of the asset group using a weighting of fair values derived from the income and market approaches, where comparable market data was available. Under the income approach, the Company determined the fair value of an asset group based on the present value of estimated future cash flows. Cash flow projections were based on management’s estimates of revenue growth rates and operating margins, EBITDA margins, consideration of industry and market conditions, terminal growth rates and management’s estimates of working capital requirements. The discount rate for the asset group was based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of each reporting unit and its estimated cash flows, which was 15.0%. The terminal growth rate applied was 3.0%. Under the market approach, the Company utilized market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the asset group.

We performed a separate valuation of certain finite-lived intangible assets, which consists of brands and tradenames with definite lives to determine the amount of impairment to attribute to individual long-lived assets. All other finite-lived assets in the Solo Stove asset group were determined not to be impaired. As a result of the separate valuation, we recorded a non-cash impairment charge of $72.5 million during the year ended December 31, 2025, consisting of:

•Brand Intangible Asset - $70.8 million
•Trademark Intangible Asset - $1.7 million

As a result of these impairment charges, the Company assessed the useful lives assigned to the impaired intangible assets, resulting in the conclusion that the useful lives remained reasonable.

2024 Impairment Testing

Fourth Quarter - 2024

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

Third Quarter - 2024

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

The Company recorded an aggregate $13.3 million impairment charge to the intangible assets of IcyBreeze as of December 31, 2024. As a result of this impairment charge, the Company also reassessed the useful life of the intangible assets of IcyBreeze. As of December 31, 2024, $0.9 million of value continued to be attributable to the patent intangible asset of IcyBreeze, for which the Company expects to continue to obtain value over its remaining useful life. As such, the remaining useful life of the patent intangible asset was not revised. The impact of the impairment did not have a material impact to amortization expense in any future year.

Amortization Expense

Amortization expense was $18.8 million and $19.4 million for the years ended December 31, 2025 and 2024, respectively. Amortization expense is recorded to depreciation and amortization expenses on the consolidated statements of operations and comprehensive income (loss).

Estimated amortization expense for the next five years is as follows (in thousands):

Years ending December 31,	Amount
2026	$11,093
2027	11,093
2028	11,093
2029	11,093
2030	11,093
Thereafter	44,573
Total future amortization expense	$100,038

NOTE 10 – Goodwill

The carrying value of goodwill at our Chubbies reporting unit, the only reporting unit with remaining goodwill, was $73.1 million as of December 31, 2025 and 2024.

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

The goodwill balance includes $358.5 million of accumulated impairment charges for both of the years ended December 31, 2025 and 2024. Impairment charges are recorded to restructuring, contract termination and impairment charges on the consolidated statements of operations and comprehensive income (loss).

2025 Impairment Testing

The Company performed a quantitative goodwill impairment assessment for the Chubbies reporting unit as of the annual testing date. The fair value of the reporting unit was estimated using a combination of the income approach, utilizing a discounted cash flow model, and the market approach.

Under the income approach, projected cash flows were developed over a seven-year period and discounted using a discount rate of 17.0%. A terminal growth rate of 3.0%, consistent with the long-term growth rate assumption, was applied in estimating the terminal value.

Based on the quantitative goodwill impairment assessment as of October 1, 2025, no impairment was recognized.

2024 Impairment Testing

Fourth Quarter 2024

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

Annual Impairment Test 2024

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

Third Quarter 2024

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

NOTE 11 – Other Non-Current Assets

Other non-current assets consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Capitalized software(1)	$9,565	$5,388
Unamortized debt issuance costs - Revolving credit facilities(2)	5,260	—
Other	1,049	2,756
Other non-current assets	$15,874	$8,144
(1) The capitalized software line item increased, as a result of ongoing capitalization related to the Company’s enterprise resource planning (“ERP”) platform and web platform development for the Solo Stove segment, offset in part by amortization expense.
(2) See Note 13, Debt, net for details on the debt issuance costs related to the 2025 Revolving Credit Facility.

(1)Capitalized software consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Capitalized software - gross	$11,901	$5,896
Accumulated amortization and impairment	(2,336)	(508)
Capitalized software	$9,565	$5,388

NOTE 12 – Accrued Expenses and Other Current Liabilities

Significant accrued expenses and other current liabilities were as follows (in thousands):

	December 31, 2025	December 31, 2024
Inventory(1)	$8,572	$14,812
Leases(2)	6,307	9,370
Allowance for sales rebates	4,092	3,434
Allowance for sales returns(3)	2,816	4,264
Non-income taxes(4)	1,877	3,602
Income taxes	1,460	56
Payroll	1,410	1,834
Warranty	1,030	844
Other	3,279	3,445
Accrued expenses and other current liabilities	$30,843	$41,661
(1) The inventory line item decreased by $6.2 million, primarily as a result of timing and invoices received subsequent to December 31, 2024.
(2) The leases line item decreased by $3.1 million, primarily as a result of the termination of the leases for three distribution centers, as discussed in Note 3, Restructuring, Contract Termination and Impairment Charges, in 2025.
(3) The allowance for sales returns line item decreased by $1.4 million, primarily as a result of lower sales in full year 2025 when compared to full year 2024.
(4) The non-income taxes line item decreased by $1.7 million, primarily as a result of a reduction in sales tax and VAT accruals driven by the decline in net sales within the Solo Stove segment.

NOTE 13 – Debt, net

Total debt consisted of the following (dollars in thousands):

	Weighted-Average Interest Rate for the year ended December 31, 2025	December 31, 2025	December 31, 2024
Term loans	8.97%	$251,339	$74,375
Revolving credit facilities	6.63%	—	69,000
Unamortized debt issuance costs - Term loans		(11,067)	(1,315)
Long-term debt, net		240,272	142,060
Plus: current portion of long-term debt		1,800	8,625
Total debt, net of debt issuance costs		$242,072	$150,685

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

Prior to the 2025 Refinancing Agreement, the Company borrowed an aggregate amount of $277.3 million for the year ended December 31, 2025 under the 2021 Revolving Credit Facility, all of which was refinanced with the other outstanding debt obligations in connection with the 2025 Refinancing Amendment.

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

In connection with the entry into the 2025 Refinancing Amendment, the Company refinanced (i) $136.5 million of loans under the 2021 Revolving Credit Facility, and (ii) $32.5 million of the 2021 Term Loan outstanding as of June 13, 2025. Prior to the 2025 Refinancing Amendment, a payment of $0.5 million was made on the 2021 Term Loan for the year ended December 31, 2025.

Pursuant to the 2025 Refinancing Amendment, the maturity date of the 2025 Revolving Credit Facility and 2025 Term Loan is June 30, 2028. The Company is required to make mandatory quarterly principal payments on the 2025 Term Loan as follows: (a) beginning with the fiscal quarter ending on June 30, 2026, the aggregate outstanding principal amount of 2025 Term Loan as of June 13, 2025 multiplied by 0.25% and (b) beginning with the fiscal quarter ending on June 30, 2027, the aggregate outstanding principal amount of the 2025 Term Loan as of June 13, 2025 multiplied by 1.00%.

Each of the 2025 Revolving Credit Facility and 2025 Term Loan bear interest at (depending on the Company’s election from time to time) either an adjusted term rate defined in the agreement based on SOFR or the base rate defined in the credit agreement, each plus an applicable margin and (ii) the 2025 Term Loan will bear interest at (depending on our election from time to time) either an adjusted term rate defined in the agreement based on SOFR or the base rate defined in the agreement, each plus an applicable margin. The interest is payable in kind (“PIK”), and thus capitalized thereon and increasing the principal balance thereof, (i) on a quarterly basis through March 31, 2026, and (ii) for the period beginning on April 1, 2026 and ending on March 31, 2027 and for which availability under the 2025 Revolving Credit Facility is less than $20.0 million, upon the Company’s election, after which time, it is only payable in cash. PIK capitalized for the year ended December 31, 2025 was $13.1 million. The unfunded portion of the commitments under the 2025 Revolving Credit Facility will accrue an annual commitment fee of 0.50%. The interest rates as of December 31, 2025 on the 2025 Term Loan and 2025 Revolving Credit Facility were 9.17% and 9.25%, respectively.

The 2025 Refinancing Amendment contains customary negative covenants that limit or prohibit, among other things, and in each case, subject to certain customary exceptions, our ability to: (a) pay dividends on, redeem or repurchase our stock, or make other distributions; (b) incur or guarantee additional indebtedness; (c) sell stock in our subsidiaries; (d) create or incur liens; (e) make acquisitions or investments; (f) transfer or sell certain assets or merge or consolidate with or into other companies; (g) make certain payments or prepayments of indebtedness subordinated to our obligations under the 2025 Revolving Credit Facility; and (h) enter into certain transactions with our affiliates.

Subsequent to June 13, 2025 through December 31, 2025, the Company borrowed an aggregate of $29.8 million, with repayments of $29.8 million under the 2025 Revolving Credit Facility. As of December 31, 2025, availability for future draws on the 2025 Revolving Credit Facility based on the borrowing base as of such date was $54.9 million, net of $3.7 million of letters of credit issued and outstanding. Availability under the 2021 Revolving Credit Facility as of December 31, 2024 was $279.6 million, net of $1.4 million of letters of credit issued and outstanding.

The 2025 Revolving Credit Facility is secured by a first priority lien on substantially all of our assets and the assets of the Guarantors, in each case subject to certain customary exceptions. As a result, certain assets, including inventory, accounts receivable and intangible assets, serve as collateral under the 2025 Revolving Credit Facility. Although the 2025 Revolving Credit Facility had no outstanding borrowings as of December 31, 2025, the 2025 Revolving Credit Facility remained secured by these assets in connection with the outstanding 2025 Term Loan as of that date.

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

Long-term debt, net approximates fair value based on the variable nature of interest at market rates using Level 2 inputs within the fair value hierarchy, as defined in Note 2 - Significant Accounting Policies. See Note 19, Fair Value Measurements for more information regarding the fair value considerations for long-term debt, net.

The Company was in compliance with all covenants under the Amended Credit Agreement as of December 31, 2025. See Note 1, Organization and Description of Business for additional information on the financial covenants.

Interest

The following table disaggregates our interest expense and income (in thousands):

	December 31, 2025	December 31, 2024
Interest incurred
Term loans	$15,558	$6,433
Revolving credit facilities	9,053	6,153
Total interest incurred	24,611	12,586
Amortization of debt issuance costs
Term loans	2,339	860
Revolving credit facilities	1,151	—
Total amortization of debt issuance costs	3,490	860
Capitalized interest	(519)	—
Other	680	988
Total interest expense	28,262	14,434
Interest income	(1,702)	(430)
Interest expense, net	$26,560	$14,004

As of December 31, 2025, the future maturities of principal amounts of our total debt obligations, excluding lease obligations (see Note 15, Leases for future maturities of lease obligations), for the next three years and in total, consists of the following (in thousands):

Years Ending December 31,	Amount
2026	$1,800
2027	7,800
2028(1)	243,539
Total	$253,139
(1) The debt matures in 2028, and, as a result, there are no required payments in 2029 or thereafter.

NOTE 14 – Other Non-Current Liabilities

Significant other non-current liabilities were as follows (in thousands):

	December 31, 2025	December 31, 2024
Income taxes	$677	$1,130
Contingent consideration(1)	—	7,232
Finance lease liability	—	694
Other non-current liabilities	$677	$9,056
(1) Contingent consideration declined, due to alleviation through disposition of the TerraFlame manufacturing operations, as discussed in Note 19, Fair Value Measurements and Note 22, Variable Interest Entities.

NOTE 15 – Leases

The following tables present the components of the leased assets and lease liabilities and their classification in the Company’s consolidated balance sheets (in thousands):

	Classification in Consolidated Balance Sheets	December 31, 2025	December 31, 2024
Non-current assets
Operating leases	Operating lease right-of-use assets	$17,901	$27,683
Total right-of-use assets, net		$17,901	$27,683

Current liabilities
Operating leases	Accrued expenses and other current liabilities	$6,307	$8,898
Non-current liabilities
Operating leases	Operating lease liabilities	13,888	22,079
Total operating lease liabilities		$20,195	$30,977

	Classification in Consolidated Balance Sheets	December 31, 2025	December 31, 2024
Non-current assets
Finance leases	Other non-current assets	$—	$1,313
Total other non-current assets		$—	$1,313

Current liabilities
Finance leases	Accrued expenses and other current liabilities	$—	$472
Non-current liabilities
Finance leases	Other non-current liabilities	—	694
Total lease liabilities		$—	$1,166

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Operating lease right-of-use expense	$8,434	$9,345
Finance lease expense:
Amortization of assets	189	376
Interest on lease liabilities	26	75
Total finance lease expense	215	451
Variable lease expense	2,538	2,332
Short-term lease expense	231	409
Sublease income	(1,394)	(952)
Total lease expense	$10,024	$11,585

The weighted average remaining lease term and discount rate are presented in the following table:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term (years)
Operating leases	4.26	4.40
Finance leases	N/A	3.47
Weighted average discount rate
Operating leases	4.38%	3.78%
Finance leases	N/A	6.15%

Cash flow and other information related to leases is included in the following table (in thousands):

	Year Ended December 31,
	2025	2024
Cash outflows for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$9,398	$9,450
Operating cash outflows from finance leases	116	39
Financing cash outflows from finance leases	94	144
Lease right of use assets obtained in exchange for lease obligations
Operating leases	549	6,890
ROU asset re-measurement	638	(1,352)

See Note 3, Restructuring, Contract Termination and Impairment Charges for details as it relates to the closures of distribution centers and termination of an owned retail store lease agreement in 2025.

Future maturities of operating lease liabilities at December 31, 2025 are presented in the following table (in thousands):

Years Ending December 31,	Operating Leases
2026	$7,582
2027	5,909
2028	4,150
2029	1,734
2030	827
Thereafter	3,333
Total lease payments	23,535
Less: imputed interest	3,340
Present value of lease liabilities	$20,195

NOTE 16 – Equity-Based Compensation

Summary of Equity-Based Compensation Expense

The table below summarizes equity-based compensation expense recognized by award type (in thousands):

	Year Ended December 31,
	2025	2024
Restricted stock units	$3,647	$4,331
Executive performance stock units	(1,769)	1,769
Other(1)	213	654
	2,091	6,754
Employee stock purchase plan	—	48
Total equity-based compensation	$2,091	$6,802
(1) Other includes equity-based compensation related to special performance stock units and stock options for the years ended December 31, 2025 and 2024, as well as common units for the year ended December 31, 2024.

The following table summarizes the Company’s total unrecognized equity-based compensation cost and the weighted-average period the cost is expected to be recognized as of December 31, 2025 (in thousands):

	Unrecognized Equity-Based Compensation	Weighted-Average Period
Restricted stock units	$3,407	1.6 years
Other	252	1.1 years
Total unrecognized equity-based compensation	$3,659	1.6 years

Excess tax benefits (shortfall) related to equity-based compensation were $(3.4) million and $(1.2) million for the years ended December 31, 2025 and 2024.

Incentive Award Plan

In October 2021, the Board adopted, and the stockholders of the Company approved, the 2021 Incentive Award Plan (“Incentive Award Plan”), which became effective on October 28, 2021. Upon the Incentive Award Plan becoming effective, there were 269,739 shares of Class A common stock authorized under the Incentive Award Plan. The shares of Class A common stock authorized under the Incentive Award Plan will increase annually, beginning on January 1, 2023 and continuing through 2031, by the lesser of (i) 5% of the then outstanding common stock, or (ii) a smaller amount as agreed by the Board. As of December 31, 2025, a total of 627,818 shares of Class A common stock were authorized under the Incentive Award plan.

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) under the Incentive Award Plan. The RSUs are unfunded, unsecured rights to receive, on the applicable settlement date, shares of our Class A common stock or an amount in cash or other consideration determined by the plan administrator to be of equal value as of such settlement date. RSUs are issued to eligible employees under the Incentive Award Plan, subject to the employee’s continued employment with the Company through the applicable vesting date. The RSUs generally vest between two to four years. Expense related to RSUs granted to non-employee directors is recognized on a straight-line basis over the vesting period, with newly appointed non-employee directors grants and grants to continuing non-employee directors vesting over a one-year period.

The following table summarizes the activity related to the Company’s restricted stock units:

	Restricted Stock Units Outstanding
	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2023	34,068	$179.91
Granted	75,420	80.80
Vested and converted to shares	(16,925)	240.40
Forfeited/canceled	(18,034)	192.40
Outstanding, December 31, 2024	74,529	$62.86
Granted(1)	295,338	10.58
Vested and converted to shares	(132,673)	34.43
Forfeited/canceled	(23,227)	87.57
Outstanding, December 31, 2025	213,967	$17.55
(1) In the fourth quarter of 2025, the Company granted a one-time equity award equal to six percent (6%) of the fully diluted outstanding equity of the Company as of November 11, 2025, comprised of RSUs, to the CEO, John Larson. Of such RSUs, 31.25% vested on the grant date and the remaining RSUs will vest in quarterly installments following June 23, 2025, such that the award will be fully vested on the third anniversary of June 23, 2025, subject to Mr. Larson’s continued service through the applicable vesting dates. The RSUs are subject to accelerated vesting upon a change in control and equitable adjustment in the event of certain other extraordinary transactions.

The total fair value of RSUs vested and converted into shares during 2025 and 2024 was $4.6 million and $4.1 million, respectively.

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

The SPSUs are divided into three tranches. The fair value of the SPSUs granted in the twelve months ended December 31, 2024 were derived using a Monte Carlo simulation. Grant date fair value for the three tranches was determined to fall within the range of $42.80 to $57.20, on a post-reverse stock split basis. The grant date fair values of the SPSUs are a non-recurring measurement and are considered a level 3 estimate. The SPSUs have a requisite service period of three years over which compensation expense will be recognized.

The following table summarizes the activity related to the Company’s special performance stock units:

	Special Performance Stock Units Outstanding
	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2023	—	$—
Granted	25,032	49.20
Forfeited/canceled	(5,670)	49.60
Outstanding, December 31, 2024	19,362	$49.08
Forfeited/canceled	(10,104)	48.67
Outstanding, December 31, 2025	9,258	$49.53

Executive Performance Stock Units

In January 2024, the Company granted Executive Performance Stock Units (“EPSUs”) to the former Chief Executive Officer (“CEO”), Chris Metz, under the Incentive Award Plan. The EPSUs were unfunded, unsecured rights to receive, if the Company achieved certain stock price targets (measured as a volume-weighted stock price over 100 consecutive trading days) at any time until the three and half year anniversary of the grant date and the grantee remained an employee of the Company, shares of the Company’s Class A common stock or an amount in cash of equal fair market value of a share on the day immediately preceding the settlement date. These awards were modified in connection with the grant of SPSUs in April 2024, increasing the number of awards granted, lowering the stock price targets and changing the number of days used for the volume-weighted stock price measure to 30 consecutive trading days. In February 2025, Chris Metz resigned his position as CEO, resulting in the immediate forfeiture of the EPSUs and reversal of the expense incurred to date of $1.8 million.

Employee Stock Purchase Plan

In October 2021, the Board adopted, and the stockholders of the Company approved, the 2021 Employee Stock Purchase Plan (the “ESPP”). The maximum number of shares of common stock which will be authorized for sale under the ESPP is equal to the sum of (a) 40,461 shares of Class A common stock and (b) an annual increase on the first day of each fiscal year beginning in 2023 and ending in 2031, equal to the lesser of (i) 0.5% of the shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Board; provided, however, no more than 161,843 shares of common stock may be issued under or transferred pursuant to rights granted under Section 423 Component (as defined within the ESPP) of the ESPP (which numbers may be adjusted pursuant to the ESPP).

As of December 31, 2025, 76,538 shares of Class A common stock were authorized for sale under the ESPP and awards with respect to 9,881 shares of Class A common stock have been issued under the ESPP.

NOTE 17 – Income Taxes

Provision for Income Taxes

Income (loss) before income taxes was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Domestic	$(144,286)	$(189,672)
Foreign	2,271	522
Total income (loss) before income taxes	$(142,015)	$(189,150)

The provision (benefit) for income taxes comprises (in thousands):

	Year Ended December 31,
	2025	2024
Current income tax expense:
Federal	$2,833	$1,856
State	16	309
Foreign	630	561
Total current income tax expense	$3,479	$2,726

Deferred income tax (benefit) expense:
Federal	$(293)	$(10,305)
State	104	(1,193)
Foreign	132	(186)
Total deferred income tax benefit	(57)	(11,684)
Total income tax (benefit) expense	$3,422	$(8,958)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income (loss) before the provision for income taxes. The sources and tax effects of the differences are as follows (dollars in thousands):

	Year Ended December 31,
	2025		2024
U.S. Federal statutory tax rate	$(29,823)	21.0%	$(39,725)	21.0%
Domestic Federal
Nontaxable or nondeductible items
Income attributable to noncontrolling interests	10,255	(7.2)%	14,541	(7.7)%
Other	1,986	(1.4)%	755	(0.4)%
Changes in valuation allowances	20,623	(14.5)%	15,687	(8.3)%
Effect of cross-border tax laws	25	0.0%	121	(0.1)%
State income tax (benefit), net of federal benefit(1)	370	(0.3)%	(579)	0.3%
Foreign income tax expense	259	(0.2)%	242	(0.1)%
Changes in unrecognized tax benefits	(273)	0.2%	—	—%
Total income tax (benefit) expense	$3,422	(2.4)%	$(8,958)	4.7%
(1) The following states represented the majority of the tax effect for this respective line item: Texas, Georgia, and Pennsylvania.

The Company’s effective income tax rates for the years ended December 31, 2025 and 2024 were (2.4)% and 4.7%, respectively. The increase in the amount of income tax expense for the year ended December 31, 2025 when compared to the income tax benefit for the year ended December 31, 2024 was primarily driven by the book losses in the prior year due to the restructuring, contract termination and impairment charges (see Note 3, Restructuring, Contract Termination and Impairment Charges for more information) which the Company was able to recognize prior to the establishment of a valuation allowance, compared to the 2025 losses, which the Company could not recognize.

Deferred Tax Assets and Liabilities

Significant components of the Company’s net non-current deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets:
Investment in partnership	$18,396	$12,806
Capital losses	1,185	—
Net operating losses	15,371	3,629
Deferred interest	5,339	2,188
Lease liability	1,674	2,441
Other	2,020	2,031
Total deferred tax assets	43,985	23,095
Valuation allowance	(40,613)	(19,142)
Net deferred tax assets	$3,372	$3,953

Deferred tax liabilities:
Intangible assets	$(7,784)	$(7,833)
ROU asset	(1,340)	(2,045)
Property and equipment	(719)	(870)
Other	(268)	—
Total deferred tax liabilities	(10,111)	(10,748)
Net deferred tax liabilities	$(6,739)	$(6,795)

As of December 31, 2025, the Company has $13.3 million federal net operating losses ("NOLs") and has state NOLs of $2.0 million. The state NOLs will begin to expire in 2038, while the federal NOLs are indefinite lived. As of December 31, 2025, the Company has $0.1 million foreign NOLs. The majority of the NOLs were generated from losses incurred in 2024 and the NOLs were further increased from losses incurred in 2025, of which future realizability of these tax benefits will be subject to limitations on future taxable income and interest.

Due to goodwill and intangible impairments, the difference between the financial reporting basis and tax basis of this investment is a gross deferred tax asset of $77.2 million as of December 31, 2025.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the effect in available carryback and carryforward periods), projected taxable income, and tax-planning strategies in this assessment. In order to fully realize the deferred tax asset, the Company has considered the reversal of its deferred tax liabilities. As of December 31, 2025 and 2024, the Company concluded, based on the weight of all available positive and negative evidence, that all of the Solo Brands, Inc. and Oru’s deferred tax assets are more likely than not to be unrealized resulting in the Company recording a full valuation allowance against the deferred tax of Solo Brands, Inc. and Oru as of December 31, 2025 and 2024.

The changes in the valuation allowance against the deferred tax assets are as follows (in thousands):

	2025	2024
Balance, beginning of year	$19,142	$770
Current year charges	21,471	18,372
Balance, end of year	$40,613	$19,142

The changes in gross unrecognized tax positions are as follows (in thousands):

	2025	2024
Balance, beginning of year	$1,309	$1,309
Gross increases related to current year tax positions	54	—
Gross decreases related to prior year tax positions	(399)	—
Balance, end of year	$964	$1,309

The Company recognizes interest and penalties, if any, related to unrecognized tax positions in income tax expense (benefit) on the consolidated statements of operations and comprehensive income (loss), which were nominal in any period presented.

Solo Brands, Inc. was formed in June 2021 and did not engage in any operations prior to the Reorganization Transactions. The statute of limitations remains open for tax years beginning in 2021 for Solo Brands, Inc. Additionally, although Holdings is treated as a partnership for U.S. federal and state income tax purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by the Internal Revenue Service ("IRS"). The statute of limitations remains open for tax years beginning in 2021 for Holdings.

Pursuant to its election under Section 754 of the Internal Revenue Code (the "Code"), the Company has obtained an increase, and expects to continue to obtain an increase, in its share of the tax basis in the net assets of Holdings when LLC Interests are redeemed or exchanged by the non-controlling interest holders and other qualifying transactions. Refer to Note 16, Equity-Based Compensation for further details on LLC interests that have been redeemed or exchanged. The Company plans to make an election under Section 754 of the Code for each taxable year in which a redemption or exchange of LLC Interests occurs. The Company intends to treat any redemptions and exchanges of LLC Interests by the non-controlling interest holders as direct purchases of LLC Interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that the Company would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

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

During the year ended December 31, 2025, there were redemptions of LLC Interests that resulted in a nominal increase in the tax basis of the Company’s investment in Holdings subject to the provisions of the Tax Receivable Agreement. During the year ended December 31, 2025, inclusive of interest, no payments were made to the members of Holdings pursuant to the Tax Receivable Agreement. As of December 31, 2025, there were no payments due under the Tax Receivable Agreement.

In December 2025, the Company executed a Merger Agreement (as defined below) that became effective on January 1, 2026. The effects of this on income tax Merger Agreement are further detailed in Note 25, Subsequent Events.

NOTE 18 – Commitments and Contingencies

From time to time, the Company is involved in various legal proceedings that arise in the normal course of business. While the Company intends to prosecute and defend any lawsuit vigorously, the Company presently believes that the ultimate outcome of any currently pending legal proceeding, individually or in the aggregate, will not have any material adverse effect on its financial position, cash flows, or results of operations. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, which could impact the Company’s business and the results of operations for the period in which the ruling occurs or future periods. Based on the information available, the Company evaluates the likelihood of potential outcomes. The Company records the appropriate liability when the amount is deemed probable and reasonably estimable. In addition, the Company does not accrue for estimated legal fees and other directly related costs as they are expensed as incurred. The consolidated balance sheets do not include a liability for any potential obligations as of December 31, 2025 and December 31, 2024.

NOTE 19 – Fair Value Measurements

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

There were no transfers of financial assets and liabilities measured at fair value between the valuation hierarchy Levels 1, 2 and 3 for the years ended December 31, 2025 and 2024.

The table below reconciles beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	Contingent Consideration
Balance as of December 31, 2023	$5,794
Total change in fair value gain (loss) included in earnings	1,438
Additions	3,000
Payments	(3,000)
Balance as of December 31, 2024	7,232
Total change in fair value gain (loss) included in earnings	(787)
Payments and settlements	(6,445)
Balance as of December 31, 2025	$—

Contingent Consideration

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

In connection with the disposition of the TerraFlame manufacturing operations, as described in Note 22, Variable Interest Entities, the contingent consideration was fully relieved as of June 30, 2025. A gain of $0.8 million and a loss of $1.4 million, respectively, were recognized as a result of the remeasurement of the fair value of the contingent consideration for the years ended December 31, 2025 and 2024 and were recorded to selling, general & administrative expenses on the consolidated statements of operations and comprehensive income (loss).

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on a recurring basis on our consolidated balance sheets include cash and cash equivalents, restricted cash, accounts receivable, net, accounts payable and other debt. The fair value of the Company’s cash and cash equivalents, accounts receivable, net and accounts payable approximate their carrying values due to the short-term nature of the instruments.

With the 2025 Refinancing Amendment, as discussed in Note 13, Debt, net, the outstanding debt of the Company is recorded at carrying value, less associated debt issuance costs, which the Company believes approximates fair value based on the variable nature of interest at market rates using Level 2 inputs.

Other

In the fourth quarter of 2025, the Company performed a fair valuation of the long-lived assets of the Solo Stove asset group in response to an identified triggering event. Further details and the related level 3 inputs used in the valuation of this asset group are provided in Note 9, Intangible Assets, net. Additionally, the Company conducted its annual qualitative impairment test of goodwill as of October 1, 2025, the details of which and the level 3 inputs utilized are provided in Note 10, Goodwill.

NOTE 20 – Equity

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

Class B Common Stock

For the year ended December 31, 2024 and through December 31, 2025, the Company had 50,000,000 shares of Class B common stock, par value $0.001 per share, authorized. As of October 28, 2025, the Class B common stock became eligible for conversion to Class A common stock. As a result, certain of the Class B common stock holders converted their shares into Class A common stock in the fourth quarter of 2025, reducing the percentage ownership of Holdings on a one-to-one basis. As Class B common stock holders converted to Class A common stock, the noncontrolling interest was reduced on pro-rata basis, with the reduction in the equity attributable to noncontrolling interests resulting in an increase to additional paid-in capital.

Shares of Class B common stock are only to be issued in the future to the extent necessary to maintain a one-to-one ratio between the number of LLC Interests held by the Continuing LLC Owners and the number of shares of Class B common stock issued to the Continuing LLC Owners. Shares of Class B common stock are transferable only together with an equal number of LLC Interests. Holders of Class B common stock are entitled to one vote per share on all matters presented to the stockholders generally. Holders of Class B common stock do not participate in any dividends declared by the Board of Directors and, in the event of liquidation, dissolution or winding up, are not entitled to receive any distribution of assets.

NOTE 21 – Net Income (Loss) Per Class A Common Stock

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

The following table sets forth the calculation of the basic and diluted net income (loss) per share for the Company’s Class A common stock (in thousands, except per share data):

	Year Ended December 31,
	2025	2024
Net income (loss)	$(145,437)	$(180,192)
Less: Net income (loss) attributable to non-controlling interests	(44,116)	(66,836)
Net income (loss) attributable to Solo Brands, Inc.	$(101,321)	$(113,356)

Weighted average shares of Class A common stock outstanding - basic and diluted	1,581	1,460

Net income (loss) per share of Class A common stock outstanding - basic and diluted	$(64.09)	$(77.66)

During the years ended December 31, 2025 and 2024, a nominal amount of RSUs were not included in the computation of diluted net income (loss) per share because their effect would have been anti-dilutive. The Company has determined that the performance stock units and the shares of Class B common stock would in all cases neither be dilutive nor anti-dilutive and has excluded them from the calculation of net income (loss) per Class A common stock for all periods presented.

The shares of Class B common stock and the granted PSUs are subject to contingencies that are not based on the Company’s share price or the price of the convertible instrument, as disclosed in Note 16, Equity-Based Compensation. As such, contingently convertible shares, where conversion is not tied to a market price trigger or price of the convertible instrument, are excluded from the calculation of diluted EPS until such time as the contingency has been resolved under the if-converted method. Additionally, the Company issued EPSUs that contained a market condition and would vest immediately upon satisfaction of said market condition. As a result of the immediate vesting feature, the EPSUs will in all cases be neither dilutive nor anti-dilutive. Similar to the EPSUs, the SPSUs contain a market condition. However, the SPSUs do not contain an immediate vesting feature, with vesting achieved over the requisite service period of three years. As such, the SPSUs, upon achievement of the market condition, will be considered for dilution or anti-dilution through the remainder of the vesting period. Until such time that the market condition is achieved, the SPSUs are considered neither dilutive nor anti-dilutive.

As of December 31, 2025, no shares of the options, EPSUs or SPSUs were considered dilutive or anti-dilutive.

NOTE 22 - Variable Interest Entities

As of December 31, 2025 and 2024, we consolidated one entity that is a VIE, that relates to a manufacturing entity for Oru, for which we are the primary beneficiary. Through a management agreement governing the entity, we manage the entity and handle all day-to-day operating decisions. Accordingly, we have the decision-making power over the activities that most significantly impact the economic performance of our VIE and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, manufacturing schedules, production processes, units of production and types of products. The Company is contractually obligated to provide financial support to the VIE.

Total assets of the VIE included on the consolidated balance sheet as of December 31, 2025 and 2024 were $1.5 million and $2.2 million, respectively. Total liabilities of the VIE included on the consolidated balance sheets as of December 31, 2025 and 2024 were $2.7 million and $2.8 million, respectively.

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

The purpose of the transaction was for the Company to maintain exclusive rights to TerraFlame intellectual property and the right to distribute TerraFlame products, while reducing costs to operate the business, and to allow the Former Sellers the opportunity to use the fixed assets of the TerraFlame business, which primarily consist of a manufacturing facility, the related equipment to produce TerraFlame and other concrete-based products and the TerraFlame assembled workforce in Mexico, to pursue other business opportunities. Thus, the Company retained the intellectual property and all finished goods of TerraFlame, as it will continue to be the exclusive distributor of TerraFlame products. In line with the transaction, the Company and the Former Sellers executed a supply agreement in which the Former Sellers have agreed to continue to manufacture TerraFlame products and sell these products to the Company at cost plus a specified margin, as well as a required annual minimum purchase commitment of $0.8 million.

In addition to the gain of $0.8 million recognized on remeasurement of the contingent consideration for the year ended December 31, 2025, as discussed in Note 19, Fair Value Measurements, the Company recognized a loss of $1.4 million upon deconsolidation for the year ended December 31, 2025, which was recorded to other operating expenses on the consolidated statements of operations and comprehensive income (loss). The assets transferred to the Former Sellers, which had a net book value of $5.5 million, were deconsolidated from the consolidated balance sheets and the remaining contingent consideration, which had a fair value of $6.4 million as of the transaction date, was relieved.

The Company performed a VIE analysis and determined that, upon disposal, TerraFlame was a VIE, but that the Company is not its primary beneficiary. The Former Sellers have the power due to their (i) 100% equity ownership of the VIE, (ii) ability to direct the VIE and (iii) make all significant decisions that impact the economic performance of the VIE. The Company’s maximum exposure to loss to the unconsolidated VIE is limited to the annual minimum purchase commitment of $0.8 million.

NOTE 23 - Segments

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

The remaining operating segments did not meet the criteria necessary to be considered a reportable segment.

Our CODM relies on internal management reporting that analyzes our segment’s EBITDA, which he utilizes to evaluate performance as compared to historical results, and budget and forecast amounts, and allocate capital and investment in new products. The CODM also uses segment EBITDA to determine product pricing and strategy, and marketing spending relative to revenue returns. As segment assets are not reported to or used by the CODM to measure business performance or allocate resources, total segment assets are not presented below.

The following tables present segment information for net sales, significant expenses and the reconciliation of segment EBITDA to consolidated income (loss) before taxes (in thousands):

	Year Ended December 31, 2025
(in thousands)	Solo Stove	Chubbies	Total
Net sales	$167,220	$122,943	$290,163
Reconciliation to consolidated net sales:
All Other			26,418
Consolidated net sales			$316,581

Cost of goods sold	$63,524	$51,749
Marketing expense	35,985	12,371
Employee related compensation	10,963	12,910
Other segment operating expenses(1)	38,862	23,502
Segment EBITDA	$17,886	$22,411	$40,297
All other Segment EBITDA(2)			2,126
Corporate and other non-segment operating expenses(3)			(36,737)
Restructuring, contract termination and impairment charges			(93,495)
Depreciation and amortization expenses			(25,674)
Interest expense, net			(26,560)
Other non-operating (income) expense			(1,972)
Consolidated income (loss) before income taxes			$(142,015)

Depreciation and amortization expenses (disaggregated):
Solo Stove			$18,710
Chubbies			5,843
All other			1,121
Depreciation and amortization expenses			$25,674

	Year Ended December 31, 2024
(in thousands)	Solo Stove	Chubbies	Total
Net sales	$297,379	$112,713	$410,092
Reconciliation to consolidated net sales:
All Other			44,458
Consolidated net sales			$454,550

Cost of goods sold	$113,977	$45,707
Marketing expense	67,682	14,569
Employee related compensation	12,642	13,833
Other segment operating expenses(1)	57,165	22,791
Segment EBITDA	$45,913	$15,813	$61,726
All other Segment EBITDA(2,4)			(17,259)
Corporate and other non-segment operating expenses(3)			(57,284)
Restructuring, contract termination and impairment charges			(136,099)
Depreciation and amortization expenses			(25,702)
Interest expense, net			(14,004)
Other non-operating (income) expense			(528)
Consolidated income (loss) before income taxes			$(189,150)

Depreciation and amortization expenses (disaggregated):
Solo Stove			$18,927
Chubbies			4,900
All other			1,875
Depreciation and amortization expenses			$25,702

(1) Includes expenses for seller fees, shipping and fulfillment, along with certain fixed and other variable expenses incurred in the normal course of business.
(2) Includes net sales and expenses of our operating segments that did not meet the requirements to be considered a reportable segment, which includes the results of Watersports and IcyBreeze, as well as the consolidating elimination entries that are not specific to our reportable segments.
(3) Includes corporate general & administrative service expenses of $24.5 million and $30.8 million the years ended December 31, 2025 and 2024, respectively, with the remaining non-segment operating expenses being primarily fixed costs.
(4) Cost of goods sold includes $18.3 million of inventory obsolescence that has been included for reconciliation purposes, but is not considered a component of Segment EBITDA for purposes of resource allocation by the CODM.

Net sales exclude all intercompany sales between our reportable segments and All Other, as well as related profits, which were not material for either of the years ended December 31, 2025 and 2024.

NOTE 24 - Related Parties

Related Parties

The Company occasionally enters into transactions with related parties in the normal course of business. One related party, which is wholly owned by an employee of Solo Brands and this employee’s immediate family, purchases merchandise from Solo Brands to sell in a certain geographical market, which is included in net sales on the consolidated statements of operations and comprehensive income (loss). There were no significant sales or expenses associated with related parties for the year ended December 31, 2025 and no significant expenses with related parties for the year ended December 31, 2024.

Amounts receivable from this related party were nominal and $1.1 million, respectively, as of December 31, 2025 and 2024. The accounts receivable associated with this related party is included in accounts receivable, net on the consolidated balance sheets. There were no significant liabilities due to related parties as of December 31, 2025 and 2024.

NOTE 25 - Subsequent Events

Merger

On December 17, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Solo Stove Holdings, LLC (“Holdings”), Solo Merger Sub LLC (“Merger Sub”), a wholly owned subsidiary of the Company formed for the sole purpose of effecting the transaction, and SP SS Blocker Purchaser, LLC (“Blocker”). Pursuant to the Merger Agreement, effective January 1, 2026, Merger Sub merged with and into Holdings, with Holdings surviving as a wholly owned subsidiary of the Company. The Merger was part of a series of internal legal reorganization transactions undertaken to simplify the Company’s organizational structure and eliminate its umbrella partnership-C corporation (UP-C) structure (the “Corporate Simplification”).

As a result of the Merger, all issued and outstanding LLC Units of Holdings (other than those held by the Company or Blocker) were cancelled and converted into shares of the Company’s Class A common stock, and all outstanding shares of the Company’s Class B common stock were retired and cancelled. Following the Merger, Holdings is a wholly owned subsidiary of the Company, and no LLC Units or Class B common stock remain outstanding.

The Merger and related transactions were intended to simplify the Company’s organizational structure and are expected to limit material cash payment obligations that might otherwise have arisen under the Tax Receivable Agreement in 2026 and future periods. The Tax Receivable Agreement remains in effect following the Merger.

The Corporate Simplification resulted in a change in tax status of certain entities within the consolidated group, as the Merger, while not altering the Company’s legal entity structure, enabled the Company to elect to file a consolidated U.S. federal income tax return (and, where permitted by statute, consolidated or combined state income tax returns), which the Company intends to do. Accordingly, the income tax accounting effects of the transaction will be reflected in the first quarter of 2026, the period in which the change in tax status became effective.

As a result, the Company expects to remeasure its deferred tax assets and liabilities on a consolidated basis rather than on a separate-entity basis and to reassess the related valuation allowance. In connection with this reassessment, the Company expects to utilize the deferred tax liabilities of the Chubbies segment to support the realizability of deferred tax assets within the consolidated group, resulting in an anticipated income tax benefit of approximately $6.8 million to be recorded in the first quarter of 2026. The Company does not expect to record a liability under the Tax Receivable Agreement in connection with the Corporate Simplification, as any such obligation is not expected to be material.

Tariffs

On February 20, 2026, the U.S. Supreme Court held in Learning Resources, Inc. v. Trump that the International Emergency Economic Powers Act ("IEEPA") does not authorize a U.S. President to impose tariffs during peacetime national emergencies and that the challenge to the legality of the tariffs imposed under the IEEPA (the "incremental tariffs") was within the exclusive jurisdiction of the U.S. Court of International Trade ("CIT"), thus affirming the prior decision of the CIT in V.O.S. Selections, Inc. v. United States. As a result, on February 20, 2026, the U.S. President issued an executive order stating that the incremental tariffs were no longer in effect and ending the collection of the incremental tariffs. However, the U.S. President then issued an additional executive order imposing tariffs pursuant to Section 122 of the Trade Act of 1974 for 150 days, effective on

February 24, 2026. The Company is currently assessing the impact of these actions on its operations and consolidated financial statements, including our ability to recover incremental tariffs the Company has paid.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment as of December 31, 2025 of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management concluded that as of December 31, 2025, the Company’s internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered accounting firm on management’s assessment regarding internal control over financial reporting due to the exemption from such requirements established by rules of the SEC for emerging growth companies and non-accelerated filers.

Remediation of previously disclosed material weakness

A “material weakness” is a deficiency or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024, a material weakness in our internal control over financial reporting was identified for the aggregation of control deficiencies over segregation of duties, information technology change management, and resource constraints in the Company’s accounting function to address changes in the business in the fourth quarter of 2024.

In response to this material weakness, we have taken actions to remediate segregation of duties and change management control failures along with resource constraints in our accounting function. As part of our remediation plan, we (i) executed on documentation of key systems, processes and controls, (ii) resolved segregation of duties conflicts by removing inappropriate access to systems and incorporating oversight controls, (iii) developed policies and procedures to govern and supervise the areas of information technology change management, (iv) increased the training of accounting, finance and information technology staff in relevant areas, (v) distinguished areas with significant risks posed by resource constraints and augmentation of these areas with qualified and experienced external resources, (vi) implemented and increased our reliance upon application controls across our key systems and (vii) completed enterprise wide system implementation projects.

Based upon the above, we evaluated the remediation efforts described and performed testing of the operating effectiveness of the relevant controls throughout the year and concluded that these controls have been operating effectively for a sufficient period of time to support our determination that the material weakness has been remediated as of December 31, 2025.

Changes in internal control over financial reporting

Other than the remediation of the material weakness identified in the fourth quarter of 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the fiscal year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a) On March [ ], 2026, in order to achieve an equal balance of membership among the classes of directors, the Company’s Board of Directors (the “Board”) determined to move [ ] from Class III, with a term expiring at the 2027 annual meeting of stockholders, to Class II, with a term expiring at the 2026 annual meeting of stockholders. Accordingly, on the same date, Mr. [ ], who served as a Class III director, resigned as a director and was immediately elected by the Board as a Class II director. The resignation and immediate re-election of Mr. [ ] was effected solely to rebalance the Board’s classes and, for all other purposes, Mr. [ ]’s service on the Board, including his service on the Audit Committee [and the Compensation Committee], is deemed to have continued uninterrupted. The Board now consists of three Class I directors, two Class II directors, and two Class III directors.

(b) During the three months ended December 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table provides information regarding our executive officers and members of our board of directors (as of the date of this Annual Report on Form 10-K):

Name	Age	Position(s)
Executive Officers
John P. Larson	63	President, Chief Executive Officer and Director
Laura Coffey	59	Chief Financial Officer
Elisabeth Vanzura	61	Chief Marketing Officer and Director
Chris Blevins	45	General Counsel
Non-Employee Directors
Matthew Guy-Hamilton	42	Chairman
Paul Furer	40	Director
Andrea K. Tarbox	75	Director
David Powers	59	Director
Peter Laurinaitis	55	Director

Executive Officers

John P. Larson. Mr. Larson has served as our President and Chief Executive Officer since June 2025 and as a member of our board of directors since December 2024. Mr. Larson previously served as Interim President and Chief Executive Officer beginning in February 2025. He served as Chief Executive Officer of Bestop, Inc., a leading manufacturer of soft tops and accessories for Jeep vehicles, from 2015 through 2021. He previously served as Chief Executive Officer of Escort Inc., an automobile electronics manufacturer from 2008 to 2014 and as its President and Chief Operating Officer from 2007 to 2008. Prior to that, he worked in a number of senior management positions at General Motors Company, a leading car manufacturer, from 1986 to 2007. He has served on a number of public and private company boards, including as Chairman of IAA, Inc. from 2019 until 2023; the Lead Independent Director of KAR Auction Services, Inc., a provider of vehicle auction services, from 2014 to 2019, and a director for SCA Performance, Inc. a leading manufacturer of high-end custom trucks for Ford, GM and Dodge, from 2018 to 2020. Mr. Larson received a B.S. in Finance from Northern Illinois University and an M.S. in Management from Purdue University. We believe Mr. Larson is qualified to serve on our board of directors due to his significant leadership experience in the retail industry.

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

Elisabeth Vanzura. Ms. Vanzura has been a member of our board of directors since January 2025 and has served as our Chief Marketing Officer since June 2025. Ms. Vanzura previously served as Interim Chief Marketing Officer beginning in March 2025. Ms. Vanzura is the co-founder of GAI Insights, an advisory firm guiding companies on generative AI strategies, since 2023. Ms. Vanzura served as Head of Brand Strategy, Client Lead and Executive Producer for Conductor Productions, a broadcast and digital content creation partner, from March 2020 to June 2023 and Chief Marketing Officer of Rangoon Ruby, a Burmese food chain, from July 2018 to August 2019. She has served in other senior marketing roles at Wahlburgers & Alma Nove, MMB Advertising, General Motors and Volkswagen of America. She received her B.S. in Mechanical Engineering from the General Motors Institute (Kettering University) and her M.B.A. from Harvard University. We believe Ms. Vanzura is qualified to serve on our board of directors due to her marketing expertise.

Christopher Blevins. Mr. Blevins has served as our General Counsel and Corporate Secretary since July 2025. Mr. Blevins previously served as Interim General Counsel beginning in January 2025 and as Deputy General Counsel since joining Solo Brands in 2022. In his role, Mr. Blevins oversees the Company’s legal affairs, including corporate governance, securities law compliance, regulatory matters, and risk management. Prior to joining Solo Brands, Mr. Blevins provided legal counsel in the financial services and investment management sector advising on regulatory, transactional, and operational matters, including as Legal Counsel to PIMCO from 2019 to 2022. Earlier in his career, Mr. Blevins practiced law in private practice, where he focused on complex litigation and business disputes. Mr. Blevins received a B.A. from the University of California, Santa Barbara and a J.D. from the University of Arizona James E. Rogers College of Law.

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

David Powers. Mr. Powers has been a member of our board of directors since May 2022. Previously, Mr. Powers served as a director of Deckers from June 2016 until September 2025, and President and Chief Executive Officer of Deckers Outdoor Corporation, a global footwear and apparel company (“Deckers”), from June 2016 until September 1, 2025. Mr. Powers joined Deckers in 2012 and served in various roles with Deckers until being named President and Chief Executive Officer in 2016. Prior to joining Deckers, he held executive leadership roles at Converse, including four years as Vice President of Global Direct-to-Consumer where he successfully guided the expansion of the brand globally, and Timberland, where he led worldwide retail merchandising, marketing, visual and store design, as well as the creation of a sustainable line of footwear and apparel. Mr. Powers earned a B.S. in Marketing from Northeastern University. We believe Mr. Powers is qualified to serve on our board of directors due to his extensive experience in and knowledge of the consumer goods industry and his current experience as a public company chief executive officer.

Peter Laurinaitis. Mr. Laurinaitis has been a member of our board of directors since March 2025. Mr. Laurinaitis served as a Partner in the Restructuring and Special Situations Group of PJT Partners from the founding of PJT Partners in 2015 through 2024. Prior to joining PJT Partners, Mr. Laurinaitis worked for The Blackstone Group and served as a Senior Managing Director in its Restructuring Group from 2001 through 2015, and also served as a CPA at Arthur Andersen and as a Manager in its Corporate Restructuring Group from 1993 through 2000. Mr. Laurinaitis has served on the board of directors of Canacol Energy Ltd. (TSX: CNE) since February 2026. Mr. Laurinaitis holds a B.S.B.A. and an M.S.A. from the University of Central Florida and an M.B.A. from the Wharton School of the University of Pennsylvania.  Mr. Laurinaitis is a Certified Public Accountant (inactive), Certified Insolvency and Restructuring Advisor, and a Certified Turnaround Professional. We believe Mr. Laurinaitis is qualified to serve on our board of directors due to his extensive finance and restructuring experience.

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

The remaining information required by this item will be included in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

The financial statements required by this item are listed in Item 8, “Financial Statements and Supplementary Data” herein.

(a)(2) Financial Statement Schedules

None.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

3. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
2.1†	Agreement and Plan of Merger, dated December 17, 2025, by and between Solo Merger Sub LLC, Solo Stove Holdings, LLC and Solo Brands, Inc.	8-K	001-40979	2.1	12/17/2025
3.1	Amended and Restated Certificate of Incorporation of Solo Brands, Inc.	S-8	333-260826	4.1	11/5/2021
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Solo Brands, Inc., dated May 27, 2025	8-K	001-40979	3.1	5/29/2025
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Solo Brands, Inc.	8-K	001-40979	3.1	7/8/2025
3.4	Amended and Restated Bylaws of Solo Brands, Inc.	S-8	333-260826	4.2	11/5/2021
4.1	Specimen Stock Certificate evidencing the shares of Class A Common Stock	S-1/A	333-260026	4.1	10/25/2021
4.2	Stockholders Agreement	10-Q	001-40979	4.2	12/9/2021
4.3	Registration Rights Agreement	10-Q	001-40979	4.3	12/9/2021
4.4	Description of Securities	10-K	001-40979	4.4	3/30/2022
10.1	Tax Receivable Agreement	10-Q	001-40979	10.1	12/9/2021
10.2	Amended and Restated Limited Liability Company Agreement of Solo Stove Holdings, LLC	10-Q	001-40979	10.2	12/9/2021
10.3+	Credit Agreement, dated as of May 12, 2021, among Solo DTC Brands, LLC (f/k/a Frontline Advance LLC), Solo Stove Intermediate, LLC, JPMorgan Chase Bank, N.A., as Lead Arranger, L/C Issuer, Lender, Administrative Agent and Collateral Agent, and the Lenders and L/C Issuers party thereto.	S-1	333-260026	10.5	10/4/2021
10.4	Amendment No. 1, dated as of June 2, 2021, to Credit Agreement, dated as of May 12, 2021, among Solo DTC Brands, LLC (f/k/a Frontline Advance LLC), JPMorgan Chase Bank, N.A., as Lead Arranger, L/C Issuer, Lender, Administrative Agent and Collateral Agent, and the Lenders and L/C Issuers party thereto	S-1	333-260026	10.6	10/4/2021

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
10.5	Amendment No. 2, dated as of September 1, 2021, to Credit Agreement, dated as of May 12, 2021, among Solo DTC Brands, LLC (f/k/a Frontline Advance LLC), JPMorgan Chase Bank, N.A., as Lead Arranger, L/C Issuer, Lender, Administrative Agent and Collateral Agent, and the Lenders and L/C Issuers party thereto	S-1	333-260026	10.7	10/4/2021
10.6	Amendment No. 3, dated as of May 22, 2023, to Credit Agreement, dated as of May 12, 2021, among Solo Brands, LLC (f/k/a Solo DTC Brands, LLC), JPMorgan Chase Bank, N.A., as Lead Arranger, L/C Issuer, Lender, Administrative Agent and Collateral Agent, and the Lenders and L/C Issuers party thereto	10-Q	001-40979	10.3	8/3/2023
10.7	Amendment No. 4 to Credit Agreement and Limited Waiver and Amendment No. 1 to Security Agreement, dated as of June 13, 2025, with respect to Credit Agreement, dated as of May 12, 2021, among Solo Brands, LLC (f/k/a Solo DTC Brands, LLC), JPMorgan Chase Bank, N.A., as Lead Arranger, L/C Issuer, Lender, Administrative Agent and Collateral Agent, and the Lenders and L/C Issuers party thereto (including Annex A, which is a conformed copy of the Amended Credit Agreement)	8-K	001-40979	10.1	6/16/2025
10.8#	Form of Indemnification Agreement by and between Solo Brands, Inc. and its directors and executive officers	S-1/A	333-260026	10.9	10/25/2021
10.9	Form of Solo Stove Holdings, LLC and SS Management Aggregator, LLC Incentive Equity Agreement	S-1/A	333-260026	10.10	10/25/2021
10.10	Form of Amendment to Solo Stove Holdings, LLC and SS Management Aggregator, LLC Incentive Equity Agreement	S-1/A	333-260026	10.11	10/25/2021
10.11#	Solo Brands, Inc. 2021 Incentive Award Plan					*
10.12#	Form of Stock Option Agreement under the Solo Brands, Inc. 2021 Incentive Award Plan.	S-1/A	333-260026	10.13	10/25/2021
10.13#	Form of Restricted Stock Unit Agreement under the Solo Brands, Inc. 2021 Incentive Award Plan	S-1/A	333-260026	10.14	10/25/2021
10.14#	Form of Restricted Stock Agreement under the Solo Brands, Inc. 2021 Incentive Award Plan	S-1/A	333-260026	10.15	10/25/2021
10.15#	Form of Performance Stock Unit Award under the Solo Brands, Inc. 2021 Incentive Award Plan	10-Q	001-40979	10.1	11/10/2022
10.16#	Form of Restricted Stock Unit Agreement (Non-Employee Director) under the Solo Brands, Inc. 2021 Incentive Award Plan	S-1/A	333-260026	10.16	10/25/2021
10.17#	Solo Brands, Inc. 2021 Employee Stock Purchase Plan					*
10.18#+	Board Letter, dated as of October 1, 2021, by and between Solo Brands and Andrea Tarbox	S-1/A	333-260026	10.25	10/25/2021
10.19#	Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-40979	10.1	11/7/2024
10.20#	Employment Agreement, dated as of January 3, 2024, by and between Solo Brands, Inc. and Chris Metz	10-K	001-40979	10.36	3/14/2024
10.21#	Employment Agreement, dated as of February 1, 2024, by and between Solo Brands, Inc, Solo Brands LLC and Laura Coffey	10-K	001-40979	10.37	3/14/2024
10.22#	Performance Stock Unit Grant Notices and Agreements, dated April 8, 2024, by and between Solo Brands, LLC and Christopher Metz	10-Q	001-40979	10.1	8/7/2024
10.23#	Employment Agreement, by and between the Company and John P. Larson, dated July 17, 2025	8-K	001-40979	10.2	7/23/2025
10.24#	Employment Agreement, by and between the Company and Liz Vanzura, dated June 20, 2025	10-Q	001-40979	10.2	11/6/2025
10.25#	Side Letter to Employment Agreement with John Larson, dated November 11, 2025	8-K	001-40979	10.1	11/17/2025
19.1	Insider Trading Compliance Policy					*
21.1	List of subsidiaries of Solo Brands, Inc.					*
23.1	Consent of Independent Registered Public Accounting Firm (BDO USA, P.C.)					*
23.2	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
97.1	Policy for Recovery of Erroneously Awarded Compensation	10-K	001-40979	97.1	3/14/2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.
+	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item 601(a)(6).
†	* Certain exhibits have been omitted pursuant to Item 601(a)(5) or Item 601(b)(2)(ii), as may be applicable, of Regulation S-K and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date set forth below.

Solo Brands, Inc.

Date:	March 23, 2026	By:	/s/ John P. Larson
John P. Larson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 23, 2026	By:	/s/ Laura Coffey
Laura Coffey
Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John P. Larson	President and Chief Executive Officer and Director	March 23, 2026
John P. Larson	(principal executive officer)

/s/ Laura Coffey	Chief Financial Officer	March 23, 2026
Laura Coffey	(principal financial officer)

/s/ David McGuire	Chief Accounting Officer	March 23, 2026
David McGuire	(principal accounting officer)

/s/ Elisabeth Vanzura	Chief Marketing Officer and Director	March 23, 2026
Elisabeth Vanzura

/s/ Matthew Guy-Hamilton	Chairman	March 23, 2026
Matthew Guy Hamilton

/s/ Paul Furer	Director	March 23, 2026
Paul Furer

/s/ Andrea K. Tarbox	Director	March 23, 2026
Andrea K. Tarbox

/s/ David Powers	Director	March 23, 2026
David Powers

/s/ Peter Laurinaitis	Director	March 23, 2026
Peter Laurinaitis