Form 10-Q
period 2026-03-31
Solo Brands, Inc.
filed 2026-05-14
CIK 1870600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or

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

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	SBDS	OTCQB Venture Market

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

As of May 8, 2026, there were 2,558,984 shares of the registrant’s Class A common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) of Solo Brands, Inc. (the “Company,” “we,” “our,” or “us”) contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to statements regarding our future ability to continue as a going concern, our ability to transform our business, improve our liquidity and long-term capital structure, including through the continued execution of cost saving and operational improvements, our future results of operations and financial position, the effect of tariffs, industry and business trends, business strategy, plans, restocking trends, market growth, compliance with debt covenants and our objectives for future operations.

The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, our future ability to continue as a going concern; our ability to realize expected benefits from our strategic plans; our ability to implement any restructuring and cost-reduction efforts; our limited liquidity; our ability to collect refunds from tariffs paid under the International Emergency Economic Powers Act; our ability to mitigate the impact of new and increased tariffs and similar restrictions on our business; our reliance on third-party manufacturers, which operate mostly outside of the U.S., and problems with, or the loss of, our suppliers or an inability to obtain raw materials; our dependence on cash generated from operations to support our business and our growth initiatives; our ability to relist to a national exchange; risks associated with fluctuations in the price of our Class A common stock; risks associated with our indebtedness, including the limits imposed by our indebtedness to invest in the ongoing needs of our business; our ability to maintain and strengthen our brand to generate and maintain ongoing demand for our products; our ability to design, develop and introduce new products; our ability to manage our future growth effectively; our ability to expand into additional markets; risks associated with our international operations; our inability to sustain historic growth rates; our ability to cost-effectively attract new customers and retain our existing customers; the highly competitive market in which we operate; our failure to maintain product quality and product performance at an acceptable cost; the impact of product liability and warranty claims and product recalls, including write-offs; geopolitical actions, natural disasters, or pandemics; the ability of our largest stockholders to influence corporate matters; and the important factors discussed in Part I, Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”), and in Part II, Item 1A. “Risk Factors” in this Quarterly Report, as any such factors may be updated from time to time in its other filings with the SEC. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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
i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLO BRANDS, INC.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except number of shares and par value)	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$16,456	$20,034
Accounts receivable, net of allowance for credit losses of $0.6 million and $1.1 million as of March 31, 2026 and December 31, 2025, respectively	38,652	29,764
Inventory	82,884	81,648
Prepaid expenses and other current assets	9,749	8,767
Total current assets	147,741	140,213
Non-current assets
Property and equipment, net	12,383	13,197
Intangible assets, net	97,607	100,038
Goodwill	73,119	73,119
Operating lease right-of-use assets	16,268	17,901
Other non-current assets	15,557	15,874
Total non-current assets	214,934	220,129
Total assets	$362,675	$360,342

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,532	$13,073
Accrued expenses and other current liabilities	29,891	30,843
Deferred revenue	1,765	1,649
Current portion of long-term debt	2,400	1,800
Total current liabilities	41,588	47,365
Non-current liabilities
Long-term debt, net	261,426	240,272
Deferred tax liability	165	6,739
Operating lease liabilities	12,526	13,888
Other non-current liabilities	677	677
Total non-current liabilities	274,794	261,576

Commitments and contingencies (Note 1)

Shareholders’ equity
Class A common stock, par value $0.001 per share; 475,000,000 shares authorized; 2,558,647 and 1,847,618 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	3	2
Class B common stock, par value $0.001 per share; 50,000,000 shares authorized, 0 and 674,319 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	1
Additional paid-in capital	383,346	377,331
Retained earnings (accumulated deficit)	(335,431)	(329,965)
Accumulated other comprehensive income (loss)	(433)	(274)
Treasury stock, 50,360 and 32,836 owned as of March 31, 2026 and December 31, 2025, respectively	(1,192)	(1,092)
Equity attributable to Solo Brands, Inc.	46,293	46,003
Equity attributable to noncontrolling interests	—	5,398
Total equity	46,293	51,401
Total liabilities and equity	$362,675	$360,342

See Notes to Consolidated Financial Statements (Unaudited)

SOLO BRANDS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2026	2025
Net sales	$62,881	$77,252
Cost of goods sold	29,978	34,647
Gross profit	32,903	42,605
Operating expenses
Selling, general & administrative expenses	33,205	38,990
Depreciation and amortization expenses	4,108	6,889
Restructuring, contract termination and impairment charges	305	5,839
Other operating expenses	22	1,530
Total operating expenses	37,640	53,248
Income (loss) from operations	(4,737)	(10,643)
Non-operating (income) expense
Interest expense, net	7,493	5,570
Other non-operating (income) expense	(148)	(580)
Total non-operating (income) expense	7,345	4,990
Income (loss) before income taxes	(12,082)	(15,633)
Income tax expense (benefit)	(6,616)	2,944
Net income (loss)	(5,466)	(18,577)
Less: net income (loss) attributable to noncontrolling interests	—	(6,385)
Net income (loss) attributable to Solo Brands, Inc.	$(5,466)	$(12,192)

Other comprehensive income (loss)
Foreign currency translation, net of tax	$(159)	$—
Comprehensive income (loss)	(5,625)	(18,577)
Less: net income (loss) attributable to noncontrolling interests	—	(6,385)
Comprehensive income (loss) attributable to Solo Brands, Inc.	$(5,625)	$(12,192)

Net income (loss) per Class A common stock
Basic and diluted	$(2.18)	$(8.27)

Weighted-average Class A common stock outstanding
Basic and diluted	2,507	1,475

See Notes to Consolidated Financial Statements (Unaudited)

SOLO BRANDS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,466)	$(18,577)
Adjustments to reconcile net income (loss) to net cash and cash equivalents (used in) provided by operating activities
Depreciation and amortization	5,234	7,136
Interest expense payable in kind	5,804	—
Noncash operating lease expense	1,636	1,985
Amortization of debt issuance costs	1,470	215
Equity-based compensation, net	617	55
Restructuring, contract termination and impairment charges	—	564
Other	103	160
Change in fair value of contingent consideration	—	(70)
Deferred income taxes	(5,275)	(1,371)
Changes in assets and liabilities
Accounts receivable	(9,068)	(13,953)
Inventory	(1,366)	5,605
Prepaid expenses and other current assets	(992)	1,711
Accounts payable	(5,536)	(46,602)
Accrued expenses and other current liabilities	(2,113)	(7,094)
Deferred revenue	116	(287)
Operating lease liabilities	(1,347)	(1,438)
Other non-current assets and liabilities	113	(3,227)
Net cash provided by (used in) operating activities	(16,070)	(75,188)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,308)	(3,207)
Net cash provided by (used in) investing activities	(2,308)	(3,207)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities and term loans	15,000	277,322
Repayments of revolving credit facilities and term loans	—	(500)
Debt issuance costs paid	—	(3,798)
Surrender of stock to settle taxes on restricted stock awards	(100)	(213)
Net cash provided by (used in) financing activities	14,900	272,811
Effect of exchange rate changes on cash	(100)	(2)
Net change in cash and cash equivalents	(3,578)	194,414
Cash and cash equivalents balance, beginning of period	20,034	11,980
Cash and cash equivalents balance, end of period	$16,456	$206,394

See Notes to Consolidated Financial Statements (Unaudited)

SOLO BRANDS, INC.
Consolidated Statements of Equity (Deficit)
(Unaudited)

	Class A Common Stock		Class B Common Stock
(In thousands)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Shareholders’ Equity
Balance at December 31, 2025	1,848	$2	674	$1	$377,331	$(329,965)	$(274)	$(1,092)	$5,398	$51,401
Net income (loss)	—	—	—	—	—	(5,466)	—	—	—	(5,466)
Equity-based compensation, net of income tax expense (benefit)	—	—	—	—	617	—	—	—	—	617
Conversion of Class B Common Stock	673	1	(674)	(1)	5,398	—	—	—	(5,398)	—
Other comprehensive income (loss)	—	—	—	—	—	—	(159)	—	—	(159)
Surrender of stock to settle taxes on equity awards	—	—	—	—	—	—	—	(100)	—	(100)
Vested equity-based compensation	38	—	—	—	—	—	—	—	—	—
Balance at March 31, 2026	2,559	$3	—	$—	$383,346	$(335,431)	$(433)	$(1,192)	$—	$46,293

See Notes to Consolidated Financial Statements (Unaudited)

SOLO BRANDS, INC.
Consolidated Statements of Equity (Deficit)
(Unaudited)

	Class A Common Stock		Class B Common Stock
(In thousands)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Shareholders’ Equity
Balance at December 31, 2024	1,470	$1	827	$1	$363,691	$(228,814)	$(434)	$(733)	$59,645	$193,357
Net income (loss)	—	—	—	—	—	(12,192)	—	—	(6,385)	(18,577)
Equity-based compensation, net of income tax expense (benefit)	—	—	—	—	368	—	—	—	(313)	55
Surrender of stock to settle taxes on equity awards	—	—	—	—	—	—	—	(213)	—	(213)
Vested equity-based compensation and re-allocation of ownership percentage	10	—	—	—	(9)	—	—	—	9	—
Balance at March 31, 2025	1,480	$1	827	$1	$364,050	$(241,006)	$(434)	$(946)	$52,956	$174,622

See Notes to Consolidated Financial Statements (Unaudited)

SOLO BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands)
(Unaudited)

NOTE 1 – Significant Accounting Policies

Included below are selected significant accounting policies. Refer to Note 2 - Significant Accounting Policies, within the annual consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”) for the full list of significant accounting policies.

Basis of Presentation

The unaudited consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules of the United States Securities and Exchange Commission (“SEC”). Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results of operations, financial position and cash flows for the periods presented have been reflected. The unaudited consolidated financial statements include those of our wholly-owned and majority-owned subsidiaries and an entity consolidated under the variable interest entity model. Intercompany balances and transactions are eliminated in consolidation. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the 2025 Form 10-K. Certain prior period amounts have been conformed to the current period’s presentation.

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

Corporate Simplification

On December 17, 2025, as part of the Corporate Simplification transactions, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Solo Stove Holdings, LLC (“Holdings”) and Solo Merger Sub LLC (“Merger Sub”), a subsidiary of Solo Brands, Inc. and SP SS Blocker Purchaser, LLC (“Blocker”), formed for the sole purpose of merging with and into Holdings. Pursuant to the Merger Agreement, effective January 1, 2026 (the “Effective Time”), Merger Sub merged with and into Holdings, with Holdings continuing as the surviving entity (the “Merger”) as a wholly owned subsidiary of Solo Brands, Inc., as described further in Note 11, Income Taxes and Note 12, Equity.

The weighted-average ownership interest in Holdings was 0.0% and 64.1% as of March 31, 2026 and 2025, respectively.

Tariffs

On February 20, 2026, the U.S. Supreme Court held in Learning Resources, Inc. v. Trump that the International Emergency Economic Powers Act (“IEEPA”) does not authorize a U.S. President to impose tariffs during peacetime national emergencies and that the challenge to the legality of the incremental tariffs was within the exclusive jurisdiction of the U.S. Court of International Trade (“CIT”), thus affirming a prior decision of the CIT that the U.S. President lacked authority to impose incremental tariffs. As a result, on February 20, 2026, the U.S. President issued an executive order stating that the incremental tariffs were no longer in effect and ending the collection of the incremental tariffs. However, the U.S. President then issued an additional executive order imposing tariffs pursuant to Section 122 of the Trade Act of 1974 for 150 days, effective February 24, 2026. We continue to monitor the changing tariff and trade restrictions and are evaluating the potential impacts of these decisions for 2026 and any potential impacts on consumer demand and pricing expectations. We filed a lawsuit in the CIT challenging the legality of incremental tariffs and are seeking to recover the approximately $10 million in incremental tariffs that we paid in 2025 and 2026.

On April 20, 2026, the U.S. government opened the online portal for claiming refunds on IEEPA tariffs and, as of May 1, 2026, the Company has completed filing refund claims. All but a minor number of claims have been accepted by the Customs Border Protection agency and certain refunds have advanced to the United States Department of Treasury for processing. The Company plans to follow gain contingency accounting under ASC 450-30, Gain Contingencies, for recognition.

As of March 31, 2026, the Company had not received any refund payments, and uncertainty remains regarding timing, amount, and ultimate receipt of any refunds. Accordingly, no gain has been recognized in the unaudited consolidated financial statements for the three months ended March 31, 2026.

Going Concern

The unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

On June 13, 2025, the Company entered into Amendment No. 4 to the Credit Agreement and Limited Waiver and Amendment No. 1 to Security Agreement (the “2025 Credit Agreement”), which amended the credit agreement dated May 12, 2021 (as amended, the “Credit Agreement”) by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. The 2025 Credit Agreement restructured the Company’s outstanding revolving and term loans, extended certain maturities, reduced near-term cash interest requirements through the ability to make certain interest payments in-kind and deferred compliance with certain financial covenants for a defined period of time.

Beginning with the quarter ending September 30, 2026, the Company will be required to comply with additional financial covenants under the 2025 Credit Agreement, including leverage, fixed charge coverage and minimum liquidity requirements, as described further in Note 10, Debt, Net.

In evaluating its ability to continue as a going concern for the twelve months following the issuance of these unaudited consolidated financial statements, management projects compliance with these financial covenants. Conditions and events, including the risk of operating performance variability could affect future covenant compliance, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance of these unaudited consolidated financial statements. Management developed plans intended to mitigate these conditions, including optimization of the Company's distribution and fulfillment network, reductions in marketing spend and other fixed operating costs. These plans alleviate the substantial doubt about the Company’s ability to continue as a going concern for at least the twelve months following the issuance of these consolidated financial statements. Furthermore, as disclosed within Tariffs above, all but a minor number of the Company's IEEPA claims for refunds have been accepted by U.S. Customs and Border Protection, which, upon realization, are expected to provide additional financial flexibility which will further support the Company’s ability to continue as a going concern. Such refunds will only be recognized in the financial statements when they are realized.

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

As of March 31, 2026, Costco represented 23.7% of total outstanding accounts receivable. As of December 31, 2025, Dick’s Sporting Goods and Spreetail represented 28.0% and 12.7%, respectively, of total outstanding accounts receivable. There are no other significant concentrations of receivables that represent a significant credit risk.

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

Restructuring, Contract Termination and Impairment Charges

Restructuring, contract termination and impairment charges are primarily comprised of severance and employee-related benefits, contract termination fees and impairment charges. We recognize employee severance costs as a liability at estimated fair value, at the time of communication to affected employees, unless future service is required, in which case the costs are recognized ratably over the future service period. Contract termination fees include costs incurred to terminate a contract and the impacts to related assets or liabilities associated with these contracts. Asset impairment charges include impairments of long-lived assets, including intangible assets and goodwill, as addressed in Note 2 - Significant Accounting Policies, in the 2025 Form 10-K. Restructuring, contract termination and asset impairment activities are recognized when they are incurred and included in restructuring, contract termination and impairment charges on the unaudited consolidated statements of operations and comprehensive income (loss).

Commitments and Contingencies

From time to time, the Company is involved in various legal proceedings. While the Company intends to prosecute and defend any lawsuit vigorously, the Company presently believes that the ultimate outcome of any currently pending legal proceeding will not have any material adverse effect on its financial position, cash flows, or results of operations. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, which could impact the Company’s business and the results of operations for the period in which the ruling occurs or future periods. Based on the information available, the Company evaluates the likelihood of potential outcomes. The Company records the appropriate liability when the amount is deemed probable and reasonably estimable. In addition, the Company does not accrue for estimated legal fees and other directly related costs as they are expensed as incurred. The unaudited consolidated balance sheets do not include a liability for any potential obligations as of March 31, 2026 or December 31, 2025.

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

NOTE 2 - Restructuring, Contract Termination and Impairment Charges

2026 Restructuring Activity

During the three months ended March 31, 2026, the Company executed a reduction in force (“RIF”) of management and non-management personnel in an effort to align headcount with the operational needs of the business.

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

The cost saving initiatives identified and executed upon in the three months ended March 31, 2025 were designed to reduce operational expenditures over the long-term. The key cost saving initiatives and operational planning activities undertaken during the three months ended March 31, 2025 were as follows:

•RIF of management and non-management personnel in an effort to align headcount with the operational needs of the business resulting in a moderate decline in related expenses in the short term, with the significance of the savings anticipated to be recognized in future periods;
•closure of two distribution centers to reduce fixed costs in the short term and in future periods, as well as eliminate unnecessary capacity; and
•reduction in marketing spend and promotional activity within the Solo Stove segment to better align product pricing with our retail partners.

While these activities are intended to provide future benefit to the Company, most of these activities required up-front cash outlays. In order to fund these cash outlays, the Company used cash from operations and borrowings under the prior revolving credit facility. The following table outlines the cash outlays and the period in which they occurred.

The components of the restructuring, contract termination and impairment charges are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Restructuring charges	$305	$5,208
Impairment charges	—	471
Contract termination	—	160
Total restructuring, contract termination and impairment charges	$305	$5,839

The Company expects to continue to evaluate and identify additional cost-saving initiatives that it may execute in the near term, with potential expenses to be incurred at the onset of said initiative that will be reflected within restructuring, contract termination and/or impairment charges. As of March 31, 2026, the Company is unable to estimate the potential upfront costs of these future cost saving initiatives, due to their preliminary nature.

NOTE 3 – Revenue

The Company primarily engages in direct-to-consumer transactions, which are comprised of product sales directly from the Company’s website, and business-to-business transactions, or retail, which are comprised of product sales to retailers, including where possession of the Company’s products is taken and sold by the retailer in-store or online.

The following table disaggregates net sales by channel (in thousands):

	Three Months Ended March 31,
	2026	2025
Direct-to-consumer	$24,067	$33,800
Retail	38,814	43,452
Net sales	$62,881	$77,252

The following table disaggregates net sales by product (in thousands):

	Three Months Ended March 31,
	2026	2025
Fire pits, stoves and accessories	$16,026	$26,128
Apparel	36,675	42,689
Other	10,180	8,435
Net sales	$62,881	$77,252

The following table disaggregates net sales by geographic region (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$60,742	$71,692
International	2,139	5,560
Net sales	$62,881	$77,252

NOTE 4 – Inventory

Inventory consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Finished products on hand, net of inventory obsolescence reserve of $3.0 million and $3.5 million as of March 31, 2026 and December 31, 2025, respectively	$76,531	$69,193
Finished products in transit	4,745	10,783
Raw materials	1,608	1,672
Inventory	$82,884	$81,648

NOTE 5 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Inventory deposits	$2,574	$2,341
Tax receivables	1,578	1,641
Software	1,774	1,083
Insurance	572	630
Other	3,251	3,072
Prepaid expenses and other current assets	$9,749	$8,767

NOTE 6 – Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Machinery	$15,018	$14,261
Leasehold improvements	10,890	10,892
Buildings	568	568
Furniture and fixtures	5,172	4,976
Software and website development	1,517	1,428
Computer and other equipment	1,117	1,118
Land	94	94
Construction in progress	347	513
Property and equipment, gross	34,723	33,850
Accumulated depreciation	(22,340)	(20,653)
Property and equipment, net	$12,383	$13,197

Depreciation expense for property and equipment was $1.7 million for the three months ended March 31, 2026, compared to $2.1 million for the three months ended March 31, 2025.

NOTE 7 – Intangible Assets, Net

Intangible assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Gross carrying value
Brand	$205,614	$205,614
Trademark	26,773	26,773
Customer relationships	31,128	31,128
Patents	16,079	15,739
Intangible assets, gross	279,594	279,254

Accumulated amortization and impairments(1)
Brand	(150,082)	(148,625)
Trademarks	(8,190)	(7,743)
Customer relationships	(13,218)	(12,594)
Patents	(10,497)	(10,254)
Accumulated amortization and impairments(1)	(181,987)	(179,216)
Intangible assets, net	$97,607	$100,038
(1) Includes aggregate impairments for brand of $77.3 million, trademarks of $7.1 million, customer relationships of $0.5 million and patents of $6.8 million as of March 31, 2026 and December 31, 2025.

NOTE 8 – Goodwill

The carrying value of goodwill at our Chubbies reporting unit, the only reporting unit with remaining goodwill, was $73.1 million as of March 31, 2026 and December 31, 2025.

NOTE 9 – Accrued Expenses and Other Current Liabilities

Significant accrued expenses and other current liabilities were as follows (in thousands):

	March 31, 2026	December 31, 2025
Leases	$6,012	$6,307
Inventory	7,785	8,572
Income taxes(1)	6	1,460
Payroll	1,966	1,410
Allowance for sales returns and rebates	7,459	6,908
Non-income taxes	1,149	1,877
Warranty	1,025	1,030
Other	4,489	3,279
Accrued expenses and other current liabilities	$29,891	$30,843
(1) The decrease in income taxes is primarily related to the Corporate Simplification, see Note 11, Income Taxes for further information.

NOTE 10 – Debt, Net

Debt, net consisted of the following (in thousands):

	Weighted-Average Interest Rate for the three months ended March 31, 2026	March 31, 2026	December 31, 2025
Term loans	9.07%	$256,543	$251,339
Revolving credit facilities	6.99%	15,000	—
Unamortized debt issuance costs - Term loans		(10,117)	(11,067)
Long-term debt, net		261,426	240,272
Plus: current portion of long-term debt		2,400	1,800
Total debt, net of debt issuance costs		$263,826	$242,072

Revolving Credit Facility and Term Loan

On June 13, 2025, the Company entered into Amendment No. 4 to Credit Agreement and Limited Waiver and Amendment No. 1 to Security Agreement (the “2025 Credit Agreement”) with JPMorgan Chase Bank, N.A., the Lenders and L/C Issuers party thereto (each as defined therein) and the other parties thereto. The 2025 Credit Agreement consists of a term loan with an aggregate principal amount of $240 million (“2025 Term Loan”) and (ii) a revolving credit facility with an initial committed amount of $90 million (“2025 Revolving Credit Facility”). The 2025 Revolving Credit Facility includes (i) a sub-limit of $10 million for swing line loans and (ii) a separate sub-limit of $20 million for the issuance of letters of credit.

Pursuant to the 2025 Credit Agreement, the maturity date of the 2025 Revolving Credit Facility and 2025 Term Loan is June 30, 2028. The Company is required to make mandatory quarterly principal payments on the 2025 Term Loan as follows: (a) beginning with the fiscal quarter ending on June 30, 2026, the aggregate outstanding principal amount of 2025 Term Loan as of June 13, 2025 multiplied by 0.25% and (b) beginning with the fiscal quarter ending on June 30, 2027, the aggregate outstanding principal amount of the 2025 Term Loan as of June 13, 2025 multiplied by 1.00%.

Each of the 2025 Revolving Credit Facility and 2025 Term Loan bear interest at (depending on the Company’s election from time to time) either an adjusted term rate defined in the agreement based on SOFR or the base rate defined in the credit agreement, each plus an applicable margin and (ii) the 2025 Term Loan will bear interest at (depending on our election from time to time) either an adjusted term rate defined in the agreement based on SOFR or the base rate defined in the agreement, each plus an applicable margin. The interest is payable in kind (“PIK”), and thus capitalized thereon and increasing the principal balance thereof, (i) on a quarterly basis through March 31, 2026, and (ii) for the period beginning on April 1, 2026 and ending on March 31, 2027, upon the Company’s election, and (iii) after March 31, 2027, it is only payable in cash. PIK capitalized for the three months ended March 31, 2026 was $5.8 million. The unfunded portion of the commitments under the 2025 Revolving Credit Facility will accrue an annual commitment fee of 0.50%. The interest rates as of March 31, 2026 on the 2025 Term Loan and 2025 Revolving Credit Facility were 9.17% and 7.16%, respectively.

As of March 31, 2026, availability for future draws on the 2025 Revolving Credit Facility based on the borrowing base as of such date was $63.6 million, net of $3.7 million of letters of credit issued and outstanding.

The Company was in compliance with all covenants under the 2025 Credit Agreement as of March 31, 2026.

As of March 31, 2026, the future maturities of principal amounts of our total debt obligations, excluding finance lease obligations, through maturity and in total, consists of the following:

Years Ending December 31,	Amount
2026 (remaining nine months)	$1,800
2027	7,800
2028	264,343
Total	$273,943

NOTE 11 – Income Taxes

Corporate Simplification

On December 17, 2025, the Company entered into the Merger Agreement with Holdings, Merger Sub and Blocker. Pursuant to the Merger Agreement, effective January 1, 2026, Merger Sub merged with and into Holdings, with Holdings surviving as a wholly owned subsidiary of the Company. The Merger was part of a series of internal legal reorganization transactions undertaken to simplify the Company’s organizational structure and eliminate its umbrella partnership-C corporation (UP-C) structure (the “Corporate Simplification”).

The Corporate Simplification was intended to simplify the Company’s organizational structure and is expected to reduce future cash payment obligations that may otherwise have arisen under the Tax Receivable Agreement. The Tax Receivable Agreement remains in effect following the Merger; however, no liability has been recorded as of March 31, 2026 due to its immateriality and the impact of valuation allowances.

The Corporate Simplification resulted in a change in the tax status of certain entities within the consolidated group. As a result of the Merger, the Company is permitted to file a consolidated U.S. federal income tax return (and, where applicable, consolidated or combined state income tax returns). The Company remeasured its deferred tax assets and liabilities on a consolidated basis, rather than on a separate-entity basis, to reflect this change in tax status. The remeasurement resulted in an adjustment to increase our total deferred tax assets by $1.4 million, with an equally offsetting adjustment to our valuation allowance, resulting in no change to our net deferred tax assets and additional paid-in capital in the Company’s unaudited consolidated statements of equity (deficit) as of January 1, 2026.

In connection with the Corporate Simplification, the Company separately assessed its valuation allowance, inclusive of realization of deferred tax liabilities within the consolidated group, including those associated with the Chubbies segment, to support the realizability of deferred tax assets. This resulted in the reduction of a portion of the Company’s existing valuation allowance and a corresponding recognition of an income tax benefit of $6.6 million during the three months ended March 31, 2026.

Provision for Income Taxes

The Company is subject to U.S. federal, state and local, and foreign income taxes in the jurisdictions in which the Company operates. As a result of the Corporate Simplification, the Company expects to elect to file a consolidated tax return for U.S. federal and state purposes (where applicable) for our domestic operations across all entities. Furthermore, our foreign operations are subject to income taxes for our Oru Mexico and Solo Stove entities.

Our forecasted annual effective tax rate (“AETR”), as calculated for our tax filing jurisdictions generating earnings, was 24.2% as of March 31, 2026. The effective income tax rate was 54.7% for the three months ended March 31, 2026, compared to (18.9)% for the corresponding period in 2025. The increase in the effective income tax rate for the three months ended March 31, 2026 was primarily driven by the valuation release due to the Corporate Simplification when comparing the current period to the prior year period.

Income tax benefit for the three months ended March 31, 2026 was $6.6 million, compared to income tax expense of $2.9 million in the corresponding period in 2025. Income taxes represent federal, state, local, and foreign income taxes on a consolidated basis for three months ended March 31, 2026, and the Company’s allocable share of taxable income of Holdings, as well as Oru’s and Chubbies’ federal, state, and local income taxes and foreign income taxes related to international subsidiaries for the three months ended March 31, 2025.

Deferred Tax Assets and Liabilities

As a result of the Corporate Simplification, the Company’s remeasurement will no longer result in recording a basis difference for its investment in Holdings. The Company’s net non-current deferred tax assets and liabilities are as follows (in thousands):

	March 31, 2026	December 31, 2025
Total deferred tax assets	$31,998	$43,985
Valuation allowance	(27,408)	(40,613)
Net deferred tax assets	4,590	3,372

Total deferred tax liabilities	(4,755)	(10,111)
Net deferred tax liabilities	$(165)	$(6,739)

The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of March 31, 2026, the Company concluded, based on the weight of all available positive and negative evidence, that all of the Company’s deferred tax assets are more likely than not to be unrealized resulting in the Company recording a full valuation allowance against the deferred taxes of Solo Brands, Inc. and subsidiaries as of March 31, 2026.

NOTE 12 – Equity

Corporate Simplification

As a result of the Corporate Simplification, described in further detail in Note 11, Income Taxes, all issued and outstanding LLC Units of Holdings (other than those held by the Company or Blocker) were cancelled and converted into shares of the Company’s Class A common stock, and all outstanding shares of the Company’s Class B common stock were retired and cancelled. Following the Merger, Holdings is a wholly-owned subsidiary of the Company, and no LLC Units or Class B common stock remain outstanding.

The Corporate Simplification was accounted for as a transaction between entities under common control. As a result, the noncontrolling interest attributable to the former LLC Unit holders was reclassified to additional paid-in capital in the Company’s unaudited consolidated statements of equity (deficit) as of the effective date of January 1, 2026.

NOTE 13 – Fair Value Measurements

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

The Company’s outstanding debt related to the 2025 Credit Agreement, as discussed in Note 10, Debt, Net, is recorded at carrying value, less associated debt issuance costs, and the Company believes carrying value approximates fair value based on the variable nature of interest at market rates using Level 2 inputs.

NOTE 14 – Net Income (Loss) Per Class A Common Stock

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

The following table sets forth the calculation of the basic and diluted net income (loss) per share for the Company’s Class A common stock (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$(5,466)	$(18,577)
Less: Net income (loss) attributable to non-controlling interests	—	(6,385)
Net income (loss) attributable to Solo Brands, Inc.	$(5,466)	$(12,192)

Weighted average shares of Class A common stock outstanding - basic and diluted	2,507	1,475

Net income (loss) per share of Class A common stock outstanding - basic and diluted	$(2.18)	$(8.27)

NOTE 15 - Variable Interest Entities

Consolidated Variable Interest Entities (“VIE”)

As of March 31, 2026 and December 31, 2025, we consolidated one entity that is a VIE, that relates to a manufacturing entity for Oru, for which we are the primary beneficiary. Through a management agreement governing the entity, we manage the entity and handle all day-to-day operating decisions. Accordingly, we have the decision-making power over the activities that most significantly impact the economic performance of our VIE and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, manufacturing schedules, production processes, units of production and types of products. The Company is contractually obligated to provide financial support to the VIE.

Total assets of the VIE included on the consolidated balance sheet as of March 31, 2026 and December 31, 2025 were $1.6 million and $1.5 million, respectively. Total liabilities of the VIE included on the consolidated balance sheets as of March 31, 2026 and December 31, 2025 were $2.9 million and $2.7 million, respectively.

The VIE’s assets may only be used to settle the VIE’s obligations and may not be used for other consolidated entities. The VIE’s liabilities are non-recourse to the general credit of the Company’s other consolidated entities.

Unconsolidated VIE

In June 2025, the Company disposed of 100% of the equity interests of the subsidiaries operating the TerraFlame business, which included disposition of the TerraFlame fixed assets. Subsequently, the Company maintains exclusive rights to TerraFlame intellectual property and the right to distribute TerraFlame products. The Company performed a VIE analysis and determined that, upon disposal, TerraFlame was a VIE, but that the Company is not its primary beneficiary. The Former Sellers have the power due to their (i) 100% equity ownership of the VIE, (ii) ability to direct the VIE and (iii) make all significant decisions that impact the economic performance of the VIE. The Company’s maximum exposure to loss to the unconsolidated VIE is limited to the annual minimum purchase commitment of $0.8 million.

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

The Company’s two reportable segments are as follows:

Segment	Key Brands	Description of Primary Products
Solo Stove	Solo Stove and TerraFlame(1)	Indoor and outdoor firepits, stoves, and accessories
Chubbies	Chubbies and Cheekies	Premium casual apparel and activewear
(1) While certain assets and manufacturing operations of the TerraFlame business were disposed of during the second quarter of 2025, the Company continues to be sole distributor of TerraFlame products and recognizes the resulting profit or loss from the Company’s distribution activities within the Solo Stove reporting unit.

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

The following tables present segment information for net sales, significant expenses and the reconciliation of segment EBITDA to consolidated income (loss) before taxes (in thousands):

	Three Months Ended March 31, 2026
	Solo Stove	Chubbies	Total
Net sales	$16,026	$36,675	$52,701
Reconciliation to consolidated net sales:
All other			10,180
Consolidated net sales			$62,881

Cost of goods sold	$6,681	$16,749
Marketing expense	3,419	3,282
Employee-related compensation	2,104	3,039
Other segment operating expenses(1)	5,508	6,288
Segment EBITDA	$(1,686)	$7,317	$5,631
All other Segment EBITDA(2)			1,971
Corporate and other non-segment operating expenses(3)			(7,926)
Restructuring, contract termination and impairment charges			(305)
Depreciation and amortization expenses			(4,108)
Interest expense, net			(7,493)
Other non-operating (income) expense			148
Income (loss) before income taxes			$(12,082)

Depreciation and amortization expenses (disaggregated):
Solo Stove			$2,688
Chubbies			1,337
All other			83
Depreciation and amortization expense			$4,108

	Three Months Ended March 31, 2025
	Solo Stove	Chubbies	Total
Net sales	$26,128	$42,689	$68,817
Reconciliation to consolidated net sales:
All other			8,435
Consolidated net sales			$77,252

Cost of goods sold	$11,470	$18,173
Marketing expense	5,712	3,314
Employee-related compensation	3,309	3,434
Other segment operating expenses(1)	7,123	6,473
Segment EBITDA	$(1,486)	$11,295	$9,809
All other Segment EBITDA(2)			380
Corporate and other non-segment operating expenses(3)			(8,104)
Restructuring, contract termination and impairment charges			(5,839)
Depreciation and amortization expenses			(6,889)
Interest expense, net			(5,570)
Other non-operating (income) expense			580
Income (loss) before income taxes			$(15,633)

Depreciation and amortization expenses (disaggregated):
Solo Stove			$4,961
Chubbies			1,389
All other			539
Depreciation and amortization expense			$6,889
(1) Includes expenses for seller fees, shipping and fulfillment, along with certain fixed and other variable expenses incurred in the normal course of business.

(2) Includes net sales and expenses of our operating segments that did not meet the requirements to be considered a reportable segment, which includes the results of Watersports, for the three months ended March 31, 2026 and 2025, and IcyBreeze, for the three months ended March 31, 2025, as well as the consolidating elimination entries that are not specific to our reportable segments.
(3) Includes corporate general and administrative service expenses of $6.0 million and $6.9 million for the three months ended March 31, 2026 and 2025, respectively, with the remaining non-segment operating expenses being primarily fixed costs.

Net sales exclude all intercompany sales between our reportable segments and All Other, as well as related profits, which were not material for the three months ended March 31, 2026 and 2025.

NOTE 17 - Related Parties

The Company occasionally enters into transactions with related parties in the normal course of business. One related party, which is wholly owned by an employee of Solo Brands and this employee’s immediate family, purchases merchandise from Solo Brands to sell in a certain geographical market, which is included in net sales on the consolidated unaudited statements of operations and comprehensive income (loss). There were no significant sales or expenses associated with related parties for the three months ended March 31, 2026 or 2025.

Amounts receivable from this related party were nominal as of March 31, 2026 and December 31, 2025. The accounts receivable associated with this related party is included in accounts receivable, net on the consolidated balance sheets. There were no significant liabilities due to related parties as of March 31, 2026 and December 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following discussion, references to “we,” “us,” “our,” the “Company,” and similar references mean Solo Brands, Inc. and its consolidated subsidiaries, unless the context otherwise requires. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report, as well as our audited consolidated financial statements included in our 2025 Form 10-K. Some of the numbers included herein have been rounded for the convenience of the presentation. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Item I, Part 1A, “Risk Factors” of our 2025 Form 10-K and elsewhere in this Quarterly Report. See further our “Forward-Looking Statements” in this Quarterly Report.

Overview

Solo Brands operates four premium outdoor brands: Solo Stove, Chubbies, Oru Kayak (“Oru”) and International Surf Ventures (“ISLE”), with Oru and ISLE regarded in aggregate as Watersports. Our brands develop innovative products and market them directly to customers primarily through our direct-to-consumer (“DTC”) channel, which includes e-commerce and owned retail stores, as well as partnerships with key retailers. We aim to help our customers enjoy meaningful moments that create lasting memories. We consistently deliver innovative, high-quality products that are loved by our customers and revolutionize the outdoor experience, build community and help everyday people reconnect with what matters most. We operate as two reportable segments: Solo Stove, which includes the Solo Stove and TerraFlame brands and primarily offers indoor and outdoor fire pits, stoves, and accessories, and Chubbies, which offers premium casual apparel and activewear. The remaining operating segments are included within the Corporate and All Other category. In 2025, the Company completed the disposition of the manufacturing operations for the TerraFlame brand. However, we continue to own the intellectual property of TerraFlame, as well as sole distribution rights of TerraFlame branded products. The CODM makes operating decisions, assesses financial performance, and allocates resources based upon discrete financial information at the reportable segment level.

For the three months ended March 31, 2026, we experienced a decrease in our net sales from $77.3 million for the three months ended March 31, 2025 to $62.9 million. The decline in net sales was primarily driven by the decline in DTC and retail channel net sales within the Solo Stove segment and, to a lesser extent, the Chubbies segment. While net sales for three months ended March 31, 2026 declined when compared to the three months ended March 31, 2025, loss from operations decreased from $10.6 million to $4.7 million. This decrease was primarily driven by effective management of operating expenses to align with the decline in net sales, particularly advertising and marketing costs but also includes payroll and distribution costs rightsizing, and a reduction in restructuring, contract termination and impairment charges.

Corporate Simplification

On December 17, 2025, as part of the Corporate Simplification transactions, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Solo Stove Holdings, LLC (“Holdings”) and Solo Merger Sub LLC (“Merger Sub”), a subsidiary of Solo Brands, Inc. and SP SS Blocker Purchaser, LLC (“Blocker”), formed for the sole purpose of merging with and into Holdings. Pursuant to the Merger Agreement, effective January 1, 2026 (the “Effective Time”), Merger Sub merged with and into Holdings, with Holdings continuing as the surviving entity (the “Merger”) as a wholly owned subsidiary of Solo Brands, Inc.

Pursuant to the Merger Agreement, at the Effective Time, each of the common units of Holdings (“LLC Units”) beneficially owned by members of Holdings were cancelled and converted automatically into a right to receive one share of our Class A common stock, except for any LLC Units beneficially owned by either Solo Brands, Inc. or Blocker, which were cancelled for no consideration in accordance with the Merger Agreement and Holdings’ Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”). At the Effective Time, the limited liability company interests of Merger Sub were converted into LLC units of the surviving entity, resulting in Holdings continuing as our wholly owned subsidiary. In addition, immediately following the Effective Time, all of the issued and outstanding shares of our Class B common stock were retired and cancelled in accordance with our Amended and Restated Certificate of Incorporation and the LLC Agreement. As a result, upon completion of the Merger, there were no LLC Units or shares of Class B common stock of the Company outstanding.

The Merger and related transactions did not terminate or otherwise accelerate our obligations under the Tax Receivable Agreement, dated as of October 27, 2021, by and among us, Holdings and the other parties from time-to-time party thereto. However, as a result of the Merger, we expect the total future potential cash payments due under the Tax Receivable Agreement to be generally limited.

Economic Factors Affecting our Performance

Tariffs

On February 20, 2026, the U.S. Supreme Court held in Learning Resources, Inc. v. Trump that the International Emergency Economic Powers Act (“IEEPA”) does not authorize a U.S. President to impose tariffs during peacetime national emergencies and that the challenge to the legality of the incremental tariffs was within the exclusive jurisdiction of the U.S. Court of International Trade (“CIT”), thus affirming a prior decision of the CIT that the U.S. President lacked authority to impose incremental tariffs. As a result, on February 20, 2026, the U.S. President issued an executive order stating that the incremental tariffs were no longer in effect and ending the collection of the incremental tariffs. However, the U.S. President then issued an additional executive order imposing tariffs pursuant to Section 122 of the Trade Act of 1974 for 150 days, effective February 24, 2026. We continue to monitor the changing tariff and trade restrictions and are evaluating the potential impacts of these decisions for 2026 and any potential impacts on consumer demand and pricing expectations. We filed a lawsuit in the CIT challenging the legality of incremental tariffs and are seeking to recover the approximately $10 million in incremental tariffs that we paid in 2025 and 2026.

On April 20, 2026, the U.S. government opened the online portal for claiming refunds on IEEPA tariffs and, as of May 1, 2026, the Company has completed filing refund claims. All but a minor number of claims have been accepted by the Customs Border Protection agency and certain refunds have advanced to the United States Department of Treasury for processing. The Company plans to follow gain contingency accounting under ASC 450-30, Gain Contingencies, for recognition.

As of March 31, 2026, the Company had not received any refund payments, and uncertainty remains regarding timing, amount, and ultimate receipt of any refunds. Accordingly, no gain has been recognized in the unaudited consolidated financial statements for the three months ended March 31, 2026. We continue to monitor the impact of these tariffs as well as the future impacts of any additional tariffs or other trade actions.

Macroeconomic Factors

Current macroeconomic factors, including overall economic and political uncertainty and unrest, financial and capital markets instability, new or increasing tariffs, high interest rates and high inflation, remain very dynamic and highly uncertain. The effects of the macroeconomic environment could further reduce our net sales and negatively impact our gross margin, net income (loss) and cash flows.

Other Key Factors Affecting Our Financial Condition and Results of Operations

Trends in Seasonality

In the first quarter of 2026, some seasonal demand within our retail channel shifted to the second quarter with the timing of a number of large retail orders scheduled for the second quarter of 2026. Historically, our net sales have been highest in our second and fourth quarters. In 2025, however, we experienced a shift in the seasonal demand within our retail channel with the first quarter of 2025 far exceeding the third quarter of 2025. We do not view the first quarter of 2025’s performance as indicative that the trends experienced in 2025 are likely to result in long-term changes in our seasonality.

2026 Restructuring Activity

During the three months ended March 31, 2026, the Company executed a reduction in force (“RIF”) of management and non-management personnel in an effort to align headcount with the operational needs of the business, resulting in a moderate decline in related expenses in the short term, with the significance of the savings anticipated to be recognized in future periods.

2025 Restructuring Activity

In 2025, management, along with our Board of Directors, engaged strategic consulting firms to assist with improving our financial results. This operational improvement involved the engagement of restructuring, legal and investment banking consultants to perform financial planning, forecasting and project management activities. Certain of these strategic consulting firms assisted and continued to assist in developing operational plans for the near- and long-term throughout 2025, as well as identified cost-saving initiatives to reduce our operational expenses and aid in the development of enhanced internal reporting to deliver timely insight to management.

The cost saving initiatives identified and executed in the three months ended March 31, 2025 were designed to reduce operational expenditures over the long-term. The key cost saving initiatives and operational planning activities undertaken during the three months ended March 31, 2025 were as follows:

•RIF of management and non-management personnel in an effort to align headcount with the operational needs of the business resulted in a moderate decline in related expenses in the short term, with the significance of the savings anticipated to be recognized in future periods;
•closure of two distribution centers to reduce fixed costs in the short term and in future periods, as well as eliminate unnecessary capacity; and
•reduction in marketing spend and promotional activity within the Solo Stove segment to better align product pricing with our retail partners.

While these activities were intended to provide future benefit to the Company, most of these activities required up-front cash outlays. In order to fund these cash outlays, the Company used cash from operations and borrowings under the prior revolving credit facility. The following table outlines the cash outlays and the period in which they occurred.

The 2025 restructuring activity was concluded in the fourth quarter of 2025.

Activity	Cash Outlay (dollars in thousands)	Period
Reduction in force	$366	Fiscal year 2025
Closure of distribution centers	564	Q1 2025
Engagement of strategic consulting firms	2,637	Fiscal year 2025

Discussion within the relevant comparative periods and sections have been included below.

Consolidated Results for the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

Consolidated Net Sales

Net sales are comprised of DTC and retail channel sales to retail partners. Net sales within all channels reflect the impact of partial shipments, product returns, and discounts for certain sales programs or promotions.

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	$	%
Net sales	$62,881	$77,252	$(14,371)	(18.6)%
Direct-to-consumer net sales	24,067	33,800	(9,733)	(28.8)%
Retail net sales	38,814	43,452	(4,638)	(10.7)%

The decrease in net sales for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily driven by a decline in net sales within the Solo Stove and Chubbies segments, due to declines across both DTC and retail channels at each segment.

Consolidated Gross Profit and Gross Margin

Gross profit reflects net sales less cost of goods sold, which primarily includes the purchase cost of our products from our third-party manufacturers, inbound freight and duties, costs related to manufacturing of certain of our products, product quality testing and inspection costs and depreciation on molds and equipment that we own.

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	$	%
Gross profit	$32,903	$42,605	$(9,702)	(22.8)%
Gross profit margin (Gross profit as a % of net sales)(1)	52.3%	55.2%		(290)
(1) Change in gross profit margin period over period in basis points

Gross profit decreased for the three months ended March 31, 2026 compared to the prior year period, largely as a result of the decrease in cost of sales in connection with the decline in net sales and the decline in gross profit margin, which was driven by the impact of tariffs in the current year period, and to a lesser degree, the channel mix shifting to more retail in the current year period compared to the prior year period, which generates lower gross margin.

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

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	$	%
Operating expenses	$37,640	$53,248	$(15,608)	(29.3)%
Selling, general & administrative expenses	33,205	38,990	(5,785)	(14.8)%
Depreciation and amortization expenses	4,108	6,889	(2,781)	(40.4)%
Restructuring, contract termination and impairment charges	305	5,839	(5,534)	(94.8)%
Other operating expenses	22	1,530	(1,508)	(98.6)%

The decrease in operating expenses for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily driven by a decrease in SG&A as a result of a decrease in marketing and employee-related compensation. The decrease was also due to a decline in restructuring, contract termination, and impairment charges, as a result of expenses related to the execution of cost savings initiatives, such as severance resulting from a reduction in force and the costs incurred to exit two distribution centers and engagement of strategic consulting firms for operational performance improvements in the prior year period.

Additionally, depreciation and amortization expenses decreased for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to the impairment of intangible assets during the prior year. A decrease was also realized in other operating expenses, as a result of strategic consulting engagements in the prior year period.

Consolidated Interest Expense

Interest expense, net consists primarily of interest on our revolving credit facilities and term loans.

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	$	%
Interest expense, net	$7,493	$5,570	$1,923	34.5%

Interest expense, net increased for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to higher average interest rates, partially offset by lower average debt balance. Interest rates under the 2025 Credit Agreement are higher than those previously incurred, which has resulted in the weighted average interest rates on the 2025 Term Loan and 2025 Revolving Credit Facility to be in excess of prior periods.

Consolidated Income Taxes

Effective as of January 1, 2026 and subsequent to the Corporate Simplification, income taxes represent the federal, foreign, state and local income taxes of the consolidated filing group of Solo Brands, Inc. and its subsidiaries. The Corporate Simplification allows us to net the tax benefit (loss) generated by Solo Brands, Inc. and our wholly owned subsidiaries, Chubbies and Oru, whereas prior to the effective date separate returns were required for each respective brand. As a result, we expect that future periods will incur lower income tax expense in periods in which any of these brands generate a loss which would offset income generated by other brands.

Prior to the Corporate Simplification, income taxes represented federal, state, and local income taxes on our allocable share of taxable income of Holdings, as well as Oru’s and Chubbies’ federal and state taxable income, and our foreign tax expense related to international subsidiaries. Prior to the Corporate Simplification described above, we were the sole managing member of Holdings and, as a result, consolidated the financial results of Holdings. Holdings was treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Holdings was not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Holdings was passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. We have been subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to our allocable share of any taxable income or loss of Holdings, as well as any stand-alone income or loss generated by Solo Brands, Inc.

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	$	%
Income tax expense (benefit)	$(6,616)	$2,944	$(9,560)	(324.7)%

The change in the income tax benefit for the three months ended March 31, 2026 compared to the income tax expense for three months ended March 31, 2025 was primarily driven by the valuation release due to the Corporate Simplification when comparing the current period to the prior year period.

Solo Stove Segment Results for the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

Solo Stove Net Sales

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	$	%
Net sales	$16,026	$26,128	$(10,102)	(38.7)%
Direct-to-consumer net sales	11,543	18,512	(6,969)	(37.6)%
Retail net sales	4,483	7,616	(3,133)	(41.1)%

The decrease in net sales for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 reflected lower unit volumes driven by our continued focus on pricing and promotional discipline within the DTC channel, as well as softness in the retail channel as partners work through elevated legacy inventory levels ahead of new product introductions.

Solo Stove Cost of Goods Sold

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	$	%
Cost of goods sold	$6,681	$11,470	$(4,789)	(41.8)%

The decrease in cost of goods sold for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily in line with the decrease in net sales.

Solo Stove Operating Expenses

Segment operating expenses consist of (1) marketing expenses, (2) employee-related expenses, such as wages and benefits, and (3) other operating expenses, which primarily consist of shipping and fulfillment-related expenses.

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	$	%
Operating expenses	$11,031	$16,144	$(5,113)	(31.7)%
Marketing expenses	3,419	5,712	(2,293)	(40.1)%
Employee-related compensation	2,104	3,309	(1,205)	(36.4)%
Other segment operating expenses	5,508	7,123	(1,615)	(22.7)%

Operating expenses decreased for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, the result of a decrease in brand level marketing expenses, a decrease in other segment operating expenses driven by a decrease in seller fees and shipping expenses, each stemming from the decline in DTC channel net sales, coupled with a decrease in employee-related compensation as we streamline operations to be more in line with reduced sales.

Chubbies Segment Results for the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

Chubbies Net Sales

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	$	%
Net sales	$36,675	$42,689	$(6,014)	(14.1)%
Direct-to-consumer net sales	11,281	13,483	(2,202)	(16.3)%
Retail net sales	25,394	29,206	(3,812)	(13.1)%

The decrease in net sales for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 reflected variability in customer demand within the DTC channel, and retail net sales declined primarily due to the timing of retail shipments.

Chubbies Cost of Goods Sold

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	$	%
Cost of goods sold	$16,749	$18,173	$(1,424)	(7.8)%

The decrease in cost of goods sold for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily the result of the decrease in net sales.

Chubbies Operating Expenses

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	$	%
Operating expenses	$12,609	$13,221	$(612)	(4.6)%
Marketing expenses	3,282	3,314	(32)	(1.0)%
Employee-related compensation	3,039	3,434	(395)	(11.5)%
Other segment operating expenses	6,288	6,473	(185)	(2.9)%

Operating expenses for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 declined, primarily as a result of reductions in employee-related compensation.

Liquidity and Capital Resources

Our cash requirements are for working capital, payment of restructuring and other fees, and repayment of our current and long-term debt obligations. We expect these and other cash needs to continue as we seek to improve, develop and transform our business. We fund our working capital, which is primarily comprised of inventory and accounts payable, and other cash requirements from cash flows from operating activities, cash on hand, and borrowings under our 2025 Revolving Credit Facility. Our cash flows from operating activities and borrowings under the 2025 Revolving Credit Facility are our principal sources of liquidity. Cash flows from operating activities result primarily from the sales of our portfolio of products. Our future product sales and our cash flows are difficult to predict, and actual sales may not be in line with our forecasts.

The Corporate Simplification discussed within the Overview section was intended to limit material liability for cash payments that might otherwise be due in 2026 and beyond, under the terms of the Tax Receivable Agreement, as well as future distributions to redeemable noncontrolling interests. For more information on the Corporate Simplification, see the Overview section above.

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

The table below reflects our sources, facilities and availability of liquidity as of March 31, 2026. See below for details on our outstanding debt balance as of March 31, 2026.

(in thousands)	Utilized	Availability
Cash and cash equivalents		$16,456
2025 Revolving Credit Facility	$15,000	63,634
2025 Term Loan	258,943	—

The Company must comply with financial covenants under the 2025 Credit Agreement (as defined below), including a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum liquidity amount, with the first full measurement period for such financial covenants to occur in the third quarter of 2026, as well as other non-financial covenants as described in further detail below and in Note 10, Debt, Net, As of March 31, 2026, we expect to be in compliance with such covenants applicable as of such date under the 2025 Credit Agreement.

In evaluating our ability to continue as a going concern for the twelve months following the issuance of the unaudited consolidated financial statements, contained in this Form 10-Q, management projects compliance with our financial covenants. Variability in operating results that could affect future covenant compliance raises substantial doubt about our ability to continue as a going concern.

Management is executing cost reduction and operational initiatives and based on current projections, expects to remain in compliance with the covenants under the 2025 Credit Agreement. Accordingly, management believes these plans alleviate the substantial doubt about the Company’s ability to continue as a going concern for at least the twelve months following the issuance of these financial statements. Furthermore, as disclosed within Tariffs above, all but a minor number of the Company’s IEEPA claims for refunds have been accepted by U.S. Customs and Border Protection, which, upon realization, are expected to provide additional financial flexibility which will further support the Company's ability to continue as a going concern.

Accordingly, we believe our cash, cash equivalents and cash from operating activities will be sufficient to fund our obligations for at least the next twelve months following the issuance of our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. Our future capital requirements will depend on many factors including the outcome of our ongoing cash savings and operational initiatives, our future financial results, the expansion of sales and marketing activities, the introduction of new and enhanced products, the market acceptance of our products, and global trade and market conditions.

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

Revolving Credit Facilities and Term Loans

On June 13, 2025, we entered into Amendment No. 4 to Credit Agreement and Limited Waiver and Amendment No. 1 to Security Agreement (the “2025 Credit Agreement”) with JPMorgan Chase Bank, N.A., the Lenders and L/C Issuers party thereto (each as defined therein) and the other parties thereto. The 2025 Credit Agreement consists of the following: (i) revolving commitments under the Revolving Credit Facility in an aggregate amount equal to $90 million (the “2025 Revolving Credit Facility”), subject to availability under the borrowing base set forth in the 2025 Credit Agreement; and (ii) refinancing term loans, including the 2021 Term Loan (the “2025 Term Loan”) in an aggregate principal amount equal to $240 million. The 2025 Revolving Credit Facility also includes the ability to issue up to $20 million in letters of credit, with $3.7 million of letters of credit issued and outstanding as of March 31, 2026. While our issuance of letters of credit does not increase our borrowings outstanding under the 2025 Revolving Credit Facility, it does reduce the amounts available under the 2025 Revolving Credit Facility.

Under the 2025 Credit Agreement, the maturity date of the 2025 Revolving Credit Facility and the 2025 Term Loan is June 30, 2028. We are required to make mandatory amortization payments on the 2025 Term Loan as follows: (a) beginning with the fiscal quarter ending on June 30, 2026, the aggregate outstanding principal amount of the 2025 Term Loan as of June 13, 2025 multiplied by 0.25% and (b) beginning with the fiscal quarter ending on June 30, 2027, the aggregate outstanding principal amount of the 2025 Term Loan as of June 13, 2025 multiplied by 1.00%.

Each of the 2025 Revolving Credit Facility and the 2025 Term Loan bear interest at (depending on our election from time to time) either an adjusted term rate defined in the agreement based on SOFR or the base rate defined in the 2025 Credit Agreement, each plus an applicable margin. The interest is payable in kind, and thus capitalized thereon and increasing the principal balance thereof, (i) on a quarterly basis through March 31, 2026, and (ii) for the period beginning on April 1, 2026 and ending on March 31, 2027 upon our election, and (iii) after March 31, 2027, it is only payable in cash. The unfunded portion of the commitments under the 2025 Revolving Credit Facility will accrue an annual commitment fee.

The 2025 Credit Agreement also requires the Company to comply with additional reporting requirements, including, among others, (i) delivering on the date that is twenty (20) days after the end of the previous calendar month (a) a borrowing base certificate calculating the borrowing base and availability under the 2025 Revolving Credit Facility, (b) a 13-week cash flow forecast for the Company and its subsidiaries, (c) a liquidity report, and (d) an accounts and inventory report; and (ii) delivering no later than thirty (30) days after the end of the previous calendar month, a key performance indicator report and certain additional reports on the Company’s operating plan and other measures, such as Credit Agreement Adjusted EBITDA. In addition, the 2025 Credit Agreement extends the delivery dates for quarterly financial statement deliverables to sixty (60) days after the end of the applicable fiscal quarter.

In addition, pursuant to the 2025 Credit Agreement, we will be or were required to comply with the following financial covenants: (a) a maximum Total Leverage Ratio, which is tested on a quarterly basis, commencing with the fiscal quarter ending on September 30, 2026, (b) a minimum Fixed Charge Coverage Ratio, which is tested on a quarterly basis, commencing with the fiscal quarter ending on September 30, 2026, (c) a $10.0 million average minimum liquidity covenant for the first three calendar months of each fiscal year and a $20 million average minimum liquidity covenant for the last nine calendar months of each fiscal year, which in each case as applicable, is tested on a monthly basis, commencing with the fiscal month ending on July 31, 2026.

Cash Flows

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	$	%
Cash flows provided by (used in):
Operating activities	$(16,070)	$(75,188)	$59,118	78.6%
Investing activities	(2,308)	(3,207)	899	28.0%
Financing activities	14,900	272,811	(257,911)	(94.5)%

Operating activities

The $59.1 million decrease in cash used in operating activities period over period, was due to a $45.1 million decline in cash usage from changes in operating assets and liabilities (“working capital”), which was mostly related to accounts payable reductions in the current quarter. The decrease in changes in working capital was coupled with a decrease in cash usage of $14.0 million from changes in net income (loss) after non-cash adjustments, driven by a reduction in net loss, plus interest expense payable in kind recognized in the first quarter of 2026.

Investing activities

The $0.9 million decrease in cash used in investing activities in the current period when compared to the prior period was due to a decrease in capital expenditures.

Financing activities

The $257.9 million decrease in cash provided by financing activities in the current period when compared to the prior year period was primarily driven by a $258.0 million decrease in cash provided by net debt activity, inclusive of borrowings, repayments and debt issuance costs in relation to the 2025 Credit Agreement in the prior year quarter.

Contractual Obligations

For information regarding our contractual obligations, see above under “Revolving Credit Facilities and Term Loans,” Note 1, Significant Accounting Policies, Note 10, Debt, Net and Note 15, Variable Interest Entities in this Quarterly Report and Note 15, Leases and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2025 Form 10-K.

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

See Note 2 - Significant Accounting Policies, to the audited consolidated financial statements included in our 2025 Form 10-K for more information about our significant accounting policies, including our critical accounting policies. The critical accounting estimates that reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are described in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2025 Form 10-K. During the three months ended March 31, 2026, there were no material changes to our critical accounting policies and estimates from those discussed in our 2025 Form 10-K. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see “Recently Issued Accounting Pronouncements—Not Yet Adopted” in Note 1 - Significant Accounting Policies, to the unaudited consolidated financial statements included elsewhere in this Quarterly Report.

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

Interest Rate Risk

We have a long-term credit facility and separate term loan that bear variable interest rates based on prime, federal funds, or SOFR plus an applicable margin based on our total net leverage ratio. As of March 31, 2026, we had indebtedness of $258.9 million and $15.0 million, with annualized rates of interest of 9.17% and 7.16%, under our 2025 Term Loan and 2025 Revolving Credit Facility, respectively. As of March 31, 2026, we have not entered into any interest rate swap contracts. A 100 basis point increase in SOFR would increase our interest expense by approximately $2.7 million in any given year.

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

Commodity Price Risk

The majority of the commodities, components, parts, and accessories used in our manufacturing process, as well as finished goods, are exposed to commodity cost changes. These changes may be affected by several factors, including, for example, demand; inflation; deflation; changing prices; foreign currency fluctuations; tariffs; international conflicts; duties; trade regulatory actions; industry actions; and changes to international trade policies, agreements, and/or regulation, including antidumping and countervailing duties on certain products imported from foreign countries; and competitor activity.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information on the Company’s legal proceedings is set forth under Part I, Item 3. "Legal Proceedings” in our 2025 Form 10-K. There have been no material changes to the legal proceedings as described in the 2025 Form 10-K.

Item 1A. Risk Factors

You should carefully consider the risk factors set forth under Part I, Item 1A. "Risk Factors" in our 2025 Form 10-K, which risk factors are incorporated herein by reference. Such risks could materially affect our business, financial condition, and future results and are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes to the risk factors previously disclosed in our 2025 Form 10-K other than the below.

Our Class A common stock is quoted on OTCQB, an over-the-counter market. There can be no assurance that our Class A common stock will continue to trade on the OTCQB or on another over-the-counter market or securities exchange.

Our Class A common stock began trading on the OTCQB, an over-the-counter market, in April 2026 under the symbol “SBDS.” The over-the-counter market is a significantly more limited market than a nationally recognized securities exchange such as NYSE, and the quotation of our Class A common stock on the over-the-counter market may result in a less liquid market available for existing and potential shareholders to trade shares of our Class A common stock. Securities traded in the over-the-counter market generally have less liquidity due to factors such as the reduced number of investors that will consider investing in the securities, the reduced number of market makers in the securities, and the reduced number of securities analysts that follow such securities. In addition, as a result, holders of shares of our Class A common stock may find it difficult to resell their shares at prices quoted in the market or at all. This could have an adverse effect on our ability to raise capital and otherwise adversely affect the market price of our Class A common stock. We cannot provide any assurances as to if, or when, we may be in a position to relist our Class A common stock on a nationally recognized securities exchange.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

There were no sales of unregistered securities during the three months ended March 31, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a) None.
(b) None.
(c) During the three months ended March 31, 2026, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Solo Brands, Inc.

Date:	May 14, 2026	By:	/s/ John P. Larson
John P. Larson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 14, 2026	By:	/s/ Laura Coffey
Laura Coffey
Chief Financial Officer
(Principal Financial Officer)