Form 10-Q
period 2026-06-30
Solo Brands, Inc.
filed 2026-08-13
CIK 1870600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of August 7, 2026, there were 2,568,010 shares of the registrant’s Class A common stock, $0.001 par value per share, outstanding.

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
i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SOLO BRANDS, INC.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except number of shares and par value)	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$35,446	$20,034
Accounts receivable, net of allowance for credit losses of $0.5 million and $1.1 million as of June 30, 2026 and December 31, 2025, respectively	29,858	29,764
Inventory	59,599	81,648
Prepaid expenses and other current assets	10,614	8,767
Total current assets	135,517	140,213
Non-current assets
Property and equipment, net	10,088	13,197
Intangible assets, net	95,269	100,038
Goodwill	73,119	73,119
Operating lease right-of-use assets	14,450	17,901
Other non-current assets	14,569	15,874
Total non-current assets	207,495	220,129
Total assets	$343,012	$360,342

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,681	$13,073
Accrued expenses and other current liabilities	26,413	30,843
Deferred revenue	1,107	1,649
Current portion of long-term debt	4,200	1,800
Total current liabilities	43,401	47,365
Non-current liabilities
Long-term debt, net	245,046	240,272
Deferred tax liability	211	6,739
Operating lease liabilities	11,049	13,888
Other non-current liabilities	964	677
Total non-current liabilities	257,270	261,576

Commitments and contingencies (Note 1)

Shareholders’ equity
Class A common stock, par value $0.001 per share; 475,000,000 shares authorized; 2,567,858 and 1,847,618 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	3	2
Class B common stock, par value $0.001 per share; 50,000,000 shares authorized, 0 and 674,319 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	1
Additional paid-in capital	383,857	377,331
Retained earnings (accumulated deficit)	(339,822)	(329,965)
Accumulated other comprehensive income (loss)	(488)	(274)
Treasury stock, 54,200 and 32,836 owned as of June 30, 2026 and December 31, 2025, respectively	(1,209)	(1,092)
Equity attributable to Solo Brands, Inc.	42,341	46,003
Equity attributable to noncontrolling interests	—	5,398
Total equity	42,341	51,401
Total liabilities and equity	$343,012	$360,342
See Notes to Consolidated Financial Statements (Unaudited)

SOLO BRANDS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2026	2025	2026	2025
Net sales	$88,460	$92,257	$151,341	$169,509
Cost of goods sold	35,441	35,658	65,419	70,305
Gross profit	53,019	56,599	85,922	99,204
Operating expenses
Selling, general & administrative expenses	42,609	47,686	75,814	86,676
Depreciation and amortization expenses	4,334	6,394	8,442	13,283
Restructuring, contract termination and impairment charges	1,895	10,251	2,200	16,090
Other operating expenses	668	2,103	690	3,633
Total operating expenses	49,506	66,434	87,146	119,682
Income (loss) from operations	3,513	(9,835)	(1,224)	(20,478)
Non-operating (income) expense
Interest expense, net	7,887	5,989	15,380	11,559
Other non-operating (income) expense	(119)	3,267	(267)	2,687
Total non-operating (income) expense	7,768	9,256	15,113	14,246
Income (loss) before income taxes	(4,255)	(19,091)	(16,337)	(34,724)
Income tax expense (benefit)	136	1,676	(6,480)	4,620
Net income (loss)	(4,391)	(20,767)	(9,857)	(39,344)
Less: net income (loss) attributable to noncontrolling interests	—	(7,299)	—	(13,684)
Net income (loss) attributable to Solo Brands, Inc.	$(4,391)	$(13,468)	$(9,857)	$(25,660)

Other comprehensive income (loss)
Foreign currency translation, net of tax	$(55)	$181	$(214)	$181
Comprehensive income (loss)	(4,446)	(20,586)	(10,071)	(39,163)
Less: other comprehensive income (loss) attributable to noncontrolling interests	—	64	—	64
Less: net income (loss) attributable to noncontrolling interests	—	(7,299)	—	(13,684)
Comprehensive income (loss) attributable to Solo Brands, Inc.	$(4,446)	$(13,351)	$(10,071)	$(25,543)

Net income (loss) per Class A common stock
Basic and diluted	$(1.72)	$(8.93)	$(3.89)	$(17.06)

Weighted-average Class A common stock outstanding
Basic and diluted	2,560	1,509	2,534	1,504
See Notes to Consolidated Financial Statements (Unaudited)

SOLO BRANDS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,857)	$(39,344)
Adjustments to reconcile net income (loss) to net cash and cash equivalents (used in) provided by operating activities
Depreciation and amortization	10,622	13,799
Interest expense payable in kind	5,804	—
Noncash operating lease expense	3,208	3,828
Amortization of debt issuance costs	3,016	684
Equity-based compensation, net	1,128	962
Loss on disposition of the TerraFlame manufacturing operations	—	1,441
Inventory charges associated with restructuring and consolidation activities	1,424	—
Restructuring, contract termination and impairment charges	(724)	(588)
Other	83	(270)
Change in fair value of contingent consideration	—	(787)
Deferred income taxes	(6,528)	(1,405)
Changes in assets and liabilities
Accounts receivable	24	2,123
Inventory	20,452	26,331
Prepaid expenses and other current assets	(133)	(1,935)
Accounts payable	(1,385)	(58,306)
Accrued expenses and other current liabilities	(4,779)	(11,781)
Deferred revenue	(542)	(395)
Operating lease liabilities	(2,394)	(3,292)
Other non-current assets and liabilities	585	4,679
Net cash provided by (used in) operating activities	20,004	(64,256)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,633)	(6,414)
Net cash provided by (used in) investing activities	(3,633)	(6,414)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities and term loans	15,000	277,322
Repayments of revolving credit facilities and term loans	(15,600)	(179,322)
Debt issuance costs paid	—	(18,502)
Net consideration paid to Former Sellers of TerraFlame	—	(2,500)
Finance lease liability principal paid	—	(155)
Surrender of stock to settle taxes on restricted stock awards	(117)	(216)
Net cash provided by (used in) financing activities	(717)	76,627
Effect of exchange rate changes on cash	(242)	181
Net change in cash and cash equivalents	15,412	6,138
Cash and cash equivalents balance, beginning of period	20,034	11,980
Cash and cash equivalents balance, end of period	$35,446	$18,118
See Notes to Consolidated Financial Statements (Unaudited)

SOLO BRANDS, INC.
Consolidated Statements of Equity (Deficit)
(Unaudited)

	Class A Common Stock		Class B Common Stock
(In thousands)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Shareholders’ Equity
Balance at December 31, 2025	1,848	$2	674	$1	$377,331	$(329,965)	$(274)	$(1,092)	$5,398	$51,401
Net income (loss)	—	—	—	—	—	(5,466)	—	—	—	(5,466)
Equity-based compensation, net of income tax expense (benefit)	—	—	—	—	617	—	—	—	—	617
Conversion of Class B Common Stock	673	1	(674)	(1)	5,398	—	—	—	(5,398)	—
Other comprehensive income (loss)	—	—	—	—	—	—	(159)	—	—	(159)
Surrender of stock to settle taxes on equity awards	—	—	—	—	—	—	—	(100)	—	(100)
Vested equity-based compensation	38	—	—	—	—	—	—	—	—	—
Balance at March 31, 2026	2,559	3	—	—	383,346	(335,431)	(433)	(1,192)	—	46,293
Net income (loss)	—	—	—	—	—	(4,391)	—	—	—	(4,391)
Equity-based compensation, net of income tax expense (benefit)	—	—	—	—	511	—	—	—	—	511
Other comprehensive income (loss)	—	—	—	—	—	—	(55)	—	—	(55)
Surrender of stock to settle taxes on equity awards	—	—	—	—	—	—	—	(17)	—	(17)
Vested equity-based compensation and re-allocation of ownership percentage	9	—	—	—	—	—	—	—	—	—
Balance at June 30, 2026	2,568	$3	—	$—	$383,857	$(339,822)	$(488)	$(1,209)	$—	$42,341
See Notes to Consolidated Financial Statements (Unaudited)

SOLO BRANDS, INC.
Consolidated Statements of Equity (Deficit)
(Unaudited)

	Class A Common Stock		Class B Common Stock
(In thousands)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Shareholders’ Equity
Balance at December 31, 2024	1,470	$1	827	$1	$363,691	$(228,814)	$(434)	$(733)	$59,645	$193,357
Net income (loss)	—	—	—	—	—	(12,192)	—	—	(6,385)	(18,577)
Equity-based compensation, net of income tax expense (benefit)	—	—	—	—	368	—	—	—	(313)	55
Surrender of stock to settle taxes on equity awards	—	—	—	—	—	—	—	(213)	—	(213)
Vested equity-based compensation and re-allocation of ownership percentage	10	—	—	—	(9)	—	—	—	9	—
Balance at March 31, 2025	1,480	1	827	1	364,050	(241,006)	(434)	(946)	52,956	174,622
Net income (loss)	—	—	—	—	—	(13,468)	—	—	(7,299)	(20,767)
Equity-based compensation, net of income tax expense (benefit)	—	—	—	—	582	—	—	—	325	907
Other comprehensive income (loss)	—	—	—	—	—	—	181	—	—	181
Surrender of stock to settle taxes on equity awards	—	—	—	—	—	—	—	(3)	—	(3)
Issuance of Class A common stock in lieu of cash lender consent fee	122	—	—	—	750	—	—	—	—	750
Other	—	—	—	—	(2)	171	—	—	—	169
Vested equity-based compensation and re-allocation of ownership percentage	21	—	—	—	3,306	—	—	—	(3,306)	—
Balance at June 30, 2025	1,623	$2	827	$1	$368,686	$(254,303)	$(253)	$(949)	$42,676	$155,860
See Notes to Consolidated Financial Statements (Unaudited)

SOLO BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands)
(Unaudited)
NOTE 1 – Organization and Basis of Presentation
Organization
Solo Brands, Inc. and its subsidiaries (the “Company,” “we,” “our,” or “us”) is a branded outdoor lifestyle company that develops, markets, and sells products across outdoor cooking, outdoor recreation, casual apparel, and watersports categories. The Company’s portfolio includes Solo Stove, which offers fire pits, griddles, coolers, and related accessories; Chubbies, which offers casual apparel, activewear, and swimwear; and its Watersports brands, including International Surf Ventures (“ISLE”), which offers inflatable and hard paddle boards and related accessories, and Oru Kayak (“Oru”), which offers folding kayaks and accessories. The Company’s products are sold through direct-to-consumer channels, retail partners, and distributors in the United States and internationally.
Basis of Presentation
The unaudited consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules of the United States Securities and Exchange Commission (“SEC”). Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results of operations, financial position and cash flows for the periods presented have been reflected. The unaudited consolidated financial statements include those of our wholly-owned and majority-owned subsidiaries and an entity consolidated under the variable interest entity model. Intercompany balances and transactions are eliminated in consolidation. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”). Certain prior period amounts have been conformed to the current period’s presentation.
Included below are selected significant accounting policies. Refer to Note 2 - Significant Accounting Policies, within the “2025 Form 10-K for the full list of significant accounting policies.
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
The Company’s ownership interest in Holdings was 100.0% and 66.1% as of June 30, 2026 and 2025, respectively.
Tariffs
On February 20, 2026, the U.S. Supreme Court held in Learning Resources, Inc. v. Trump that the International Emergency Economic Powers Act (“IEEPA”) does not authorize a U.S. President to impose tariffs during peacetime national emergencies and that the challenge to the legality of the incremental tariffs was within the exclusive jurisdiction of the U.S. Court of International Trade (“CIT”), thus affirming a prior decision of the CIT that the U.S. President lacked authority to impose incremental tariffs. The Company filed a lawsuit in the CIT challenging the legality of incremental tariffs and the Company sought to recover the incremental tariffs paid in 2025 and 2026.
The Company began receiving refunds in May 2026 and elected to recognize these tariff refunds in accordance with gain contingency accounting under ASC 450-30, Gain Contingencies. During the three and six months ended June 30, 2026, the Company received $9.9 million in IEEPA tariff refunds, of which $5.9 million was recorded as a reduction to cost of goods sold and $0.3 million was recorded as interest income within interest expense, net, on the unaudited consolidated statements of operations and comprehensive income (loss). As of June 30, 2026, $3.7 million was recorded as a reduction to inventory on the unaudited consolidated balance sheets.
The Company has filed for $10.5 million of IEEPA tariff refund claims in total and received the remaining $0.6 million of refunds subsequent to June 30, 2026. The Company continues to monitor developments related to these IEEPA tariff refunds and assess the potential impact on its consolidated financial statements.

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
In evaluating its ability to continue as a going concern for the twelve months following the issuance of these unaudited consolidated financial statements, management projects compliance with these financial covenants. However, the risks associated with variability in the Company’s operating performance could affect future covenant compliance, and raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance of these unaudited consolidated financial statements. Management developed plans intended to mitigate these conditions, including optimization of the Company's distribution and fulfillment network, reductions in marketing spend and other fixed operating costs, and prioritization of available cash towards debt and other obligations. These plans alleviate the substantial doubt about the Company’s ability to continue as a going concern for at least the twelve months following the issuance of these unaudited consolidated financial statements. Furthermore, as disclosed within Tariffs above, the Company began receiving IEEPA tariff refunds during the second quarter of 2026 and has received all refunds filed for, including refunds received subsequent to June 30, 2026, which has provided additional financial flexibility in support of the Company’s ability to continue as a going concern.
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
As of June 30, 2026, Costco and Dick’s Sporting Goods represented 24.9% and 12.6%, respectively, of total outstanding accounts receivable. As of December 31, 2025, Dick’s Sporting Goods and Spreetail represented 28.0% and 12.7%, respectively, of total outstanding accounts receivable. There are no other significant concentrations of receivables that represent a significant credit risk.
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

Commitments and Contingencies
From time to time, the Company is involved in various legal proceedings. While the Company intends to prosecute and defend any lawsuit vigorously, the Company presently believes that the ultimate outcome of any currently pending legal proceeding will not have any material adverse effect on its financial position, cash flows, or results of operations. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, which could impact the Company’s business and the results of operations for the period in which the ruling occurs or future periods. Based on the information available, the Company evaluates the likelihood of potential outcomes. The Company records the appropriate liability when the amount is deemed probable and reasonably estimable. In addition, the Company does not accrue for estimated legal fees and other directly related costs as they are expensed as incurred. The unaudited consolidated balance sheets do not include a liability for any potential obligations as of June 30, 2026 or December 31, 2025.
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
NOTE 2 - Restructuring, Contract Termination and Impairment Charges
2026 Restructuring Activity
The cost saving initiatives identified and executed upon during the six months ended June 30, 2026 were designed to reduce operational expenditures over the long-term. The key cost saving initiatives and operational planning activities undertaken during the six months ended June 30, 2026 were as follows:
•Restructuring
•retention payments to key personnel to support the sustainment of operations and focus on cost saving and operational improvements, resulting in recognition of restructuring charges of $0.5 million during the period; and
•reduction in force (“RIF”) of management and non-management personnel in an effort to align headcount with the operational needs of the business resulting in a moderate decline in related expenses in the short term, with the significance of the savings anticipated to be recognized in future periods, resulting in a restructuring charge of $0.3 million.
•Contract Termination
•early termination of the Company’s Salt Lake City distribution center lease to reduce fixed costs in the short term and in future periods, which resulted in a contract termination benefit of $0.2 million upon recognition of the lease modification.
•Facility Closure
•closure of Oru’s manufacturing facility to reduce fixed costs in the short term and in future periods, as well as eliminate the Company’s only manufacturing operation, resulting in recognition of restructuring charges of $0.4 million during the period related to severance costs and impairment charges of $0.8 million, or an aggregate charge to expense of $1.2 million. Refer to Note 4, Inventory for additional information on a related inventory write-down recorded during the period.
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

The cost saving initiatives identified and executed upon during the six months ended June 30, 2025 were designed to reduce operational expenditures over the long-term. The key cost saving initiatives and operational planning activities undertaken during the six months ended June 30, 2025 were as follows:
•Restructuring
•retention payments to key personnel to support the sustainment of operations and focus on cost saving and operational improvements, resulting in a restructuring charge of $5.7 million;
•RIF of management and non-management personnel in an effort to align headcount with the operational needs of the business resulting in a moderate decline in related expenses in the short term, with the significance of the savings anticipated to be recognized in future periods, resulting in a restructuring charge of $0.9 million; and
•expenses related to the strategic consulting firms discussed above, resulting in a restructuring charge of $6.5 million.
•Contract Terminations
•termination of an underperforming licensing agreement in an effort to redeploy the allocated funds for operational purposes, resulting in a charge to contract termination of $2.5 million; and
•settlement of a termination fee with a former advertising services vendor, with a previously accrued balance of $5.4 million that was settled for $4.0 million, a $1.4 million benefit to the Company.
•Facility Closures
•closure of two distribution centers to reduce fixed costs in the short term and in future periods, as well as eliminate unnecessary capacity, resulting in restructuring charges of $0.5 million, impairment charges of $0.5 million, and contraction termination of $0.2 million, or an aggregate charge to expense of $1.2 million.
The components of the restructuring, contract termination and impairment charges are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restructuring charges(1)	$1,248	$9,023	$1,553	$14,231
Impairment charges	825	—	825	471
Contract termination charges (benefit)	(178)	1,228	(178)	1,388
Total restructuring, contract termination and impairment charges	$1,895	$10,251	$2,200	$16,090
(1)Includes immaterial amounts not outlined in the narrative above.
The Company expects to continue to evaluate and identify additional cost-saving initiatives that it may execute in the near term, with potential expenses to be incurred at the onset of said initiative that will be reflected within restructuring, contract termination and/or impairment charges. As of June 30, 2026, the Company is unable to estimate the potential upfront costs of these future cost saving initiatives, due to their preliminary nature.
NOTE 3 – Revenue
The Company primarily engages in direct-to-consumer transactions, which are comprised of product sales directly from the Company’s website, and business-to-business transactions, or retail, which are comprised of product sales to retailers, including where possession of the Company’s products is taken and sold by the retailer in-store or online.
The following table disaggregates net sales by channel (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Direct-to-consumer	$49,954	$59,666	$74,021	$93,466
Retail	38,506	32,591	77,320	76,043
Net sales	$88,460	$92,257	$151,341	$169,509
The following table disaggregates net sales by product (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fire pits, griddles, coolers, and related accessories	$32,684	$38,298	$48,710	$64,426
Apparel, activewear, and swimwear	40,648	44,455	77,323	87,144
Paddle boards, kayaks, and related accessories	15,128	9,504	25,308	17,373
Other	—	—	—	566
Net sales	$88,460	$92,257	$151,341	$169,509

The following table disaggregates net sales by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$78,667	$85,549	$139,409	$157,241
International	9,793	6,708	11,932	12,268
Net sales	$88,460	$92,257	$151,341	$169,509
NOTE 4 – Inventory
Inventory consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Finished products on hand, net of inventory obsolescence reserve of $2.8 million and $3.5 million as of June 30, 2026 and December 31, 2025, respectively	$54,464	$69,193
Finished products in transit	5,135	10,783
Raw materials(1)	—	1,672
Inventory	$59,599	$81,648
(1)During the three and six months ended June 30, 2026, the Company recognized an inventory writedown of $1.4 million of raw materials related to the closure of the Oru manufacturing facility within cost of goods sold on the unaudited consolidated statements of operations and comprehensive income (loss). See Note 2, Restructuring, Contract Termination and Impairment Charges for additional information.
NOTE 5 – Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Inventory deposits	$1,464	$2,341
Tax receivables	1,632	1,641
Software	1,064	1,083
Payroll	1,733	—
Insurance	591	630
Other	4,130	3,072
Prepaid expenses and other current assets	$10,614	$8,767
NOTE 6 – Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Machinery	$13,849	$14,261
Leasehold improvements	10,322	10,892
Buildings	568	568
Furniture and fixtures	5,218	4,976
Software and website development	1,545	1,428
Computer and other equipment	962	1,118
Land	94	94
Construction in progress	200	513
Property and equipment, gross	32,758	33,850
Accumulated depreciation	(22,670)	(20,653)
Property and equipment, net	$10,088	$13,197
Depreciation and amortization expense for property and equipment was $1.8 million and $3.5 million for the three and six months ended June 30, 2026, respectively, compared to $1.8 million and $3.9 million for the three and six months ended June 30, 2025, respectively.

During the three and six months ended June 30, 2026, the Company recognized an impairment of property and equipment, net, of $0.8 million related to the closure of the Oru manufacturing facility. See Note 2, Restructuring, Contract Termination and Impairment Charges for additional information.
NOTE 7 – Intangible Assets, Net
Intangible assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Gross carrying value
Brand	$205,614	$205,614
Trademark	26,773	26,773
Customer relationships	31,128	31,128
Patents	16,529	15,739
Intangible assets, gross	280,044	279,254

Accumulated amortization and impairments(1)
Brand	(151,540)	(148,625)
Trademarks	(8,637)	(7,743)
Customer relationships	(13,843)	(12,594)
Patents	(10,755)	(10,254)
Accumulated amortization and impairments(1)	(184,775)	(179,216)
Intangible assets, net	$95,269	$100,038
(1) Includes aggregate impairments for brand of $77.3 million, trademarks of $7.1 million, customer relationships of $0.5 million and patents of $6.8 million as of June 30, 2026 and December 31, 2025.
NOTE 8 – Goodwill
The carrying value of goodwill at our Chubbies reporting unit, the only reporting unit with remaining goodwill, was $73.1 million as of June 30, 2026 and December 31, 2025.
NOTE 9 – Accrued Expenses and Other Current Liabilities
Significant accrued expenses and other current liabilities were as follows (in thousands):

	June 30, 2026	December 31, 2025
Leases	$5,302	$6,307
Inventory	4,917	8,572
Income taxes(1)	—	1,460
Payroll	1,275	1,410
Allowance for sales returns and rebates	8,341	6,908
Non-income taxes	1,996	1,877
Warranty	1,076	1,030
Other	3,506	3,279
Accrued expenses and other current liabilities	$26,413	$30,843
(1) The decrease in income taxes is primarily related to the Corporate Simplification, see Note 11, Income Taxes for further information.

NOTE 10 – Debt, Net
Debt, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Term loans	$254,143	$251,339
Unamortized debt issuance costs	(9,097)	(11,067)
Long-term debt, net	245,046	240,272
Plus: current portion of long-term debt	4,200	1,800
Total debt, net of debt issuance costs	$249,246	$242,072
Revolving Credit Facility and Term Loan
On June 13, 2025, the Company entered into Amendment No. 4 to Credit Agreement and Limited Waiver and Amendment No. 1 to Security Agreement (the “2025 Credit Agreement”) with JPMorgan Chase Bank, N.A., the Lenders and L/C Issuers party thereto (each as defined therein) and the other parties thereto. The 2025 Credit Agreement consists of (i) a term loan with an aggregate principal amount of $240 million (“2025 Term Loan”) and (ii) a revolving credit facility with an initial committed amount of $90 million (“2025 Revolving Credit Facility”). The 2025 Revolving Credit Facility includes (i) a sub-limit of $10 million for swing line loans and (ii) a separate sub-limit of $20 million for the issuance of letters of credit.
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
Each of the 2025 Revolving Credit Facility and 2025 Term Loan bears interest at (depending on the Company’s election from time to time) either an adjusted term rate defined in the agreement based on SOFR or the base rate defined in the credit agreement, each plus an applicable margin. The interest is payable in kind (“PIK”), and thus capitalized thereon and increasing the principal balance thereof, (i) on a quarterly basis through March 31, 2026, and (ii) for the period beginning on April 1, 2026 and ending on March 31, 2027, upon the Company’s election, and (iii) after March 31, 2027, it is only payable in cash. The Company elected not to pay in PIK for the three months ended June 30, 2026, and PIK capitalized for the six months ended June 30, 2026 was $5.8 million. The unfunded portion of the commitments under the 2025 Revolving Credit Facility will accrue an annual commitment fee of 0.50%. As of June 30, 2026, the interest rate on the 2025 Term Loan was 9.23%, and the weighted-average interest rates on the 2025 Term Loan and 2025 Revolving Credit Facility for the six months ended June 30, 2026 were 9.14% and 7.16%, respectively.
As of June 30, 2026, availability for future draws on the 2025 Revolving Credit Facility based on the borrowing base as of such date was $57.2 million, net of $5.8 million of letters of credit issued and outstanding.
As of June 30, 2026, the Company was in compliance with all covenants under the 2025 Credit Agreement.
As of June 30, 2026, the future maturities of principal amounts of our total debt obligations through maturity consists of the following:

Years Ending December 31,	Amount
2026 (remaining six months)	$1,200
2027	7,800
2028	249,343
Total	$258,343
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
The Corporate Simplification was intended to simplify the Company’s organizational structure and is expected to reduce future cash payment obligations that may otherwise have arisen under the Tax Receivable Agreement. The Tax Receivable Agreement remains in effect following the Merger; however, no liability has been recorded as of June 30, 2026 due to its immateriality and the impact of valuation allowances.
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
In connection with the Corporate Simplification, the Company separately assessed its valuation allowance, inclusive of realization of deferred tax liabilities within the consolidated group, including those associated with the Chubbies segment, to support the realizability of deferred tax assets. This resulted in the reduction of a portion of the Company’s existing valuation allowance and a corresponding recognition of an income tax benefit of $6.6 million during the six months ended June 30, 2026.
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
Our forecasted annual effective tax rate (“AETR”), as calculated for our tax filing jurisdictions generating earnings, was 24.3% as of June 30, 2026. The effective income tax rate was (3.2)% and 39.7% for the three and six months ended June 30, 2026, respectively, compared to (8.7)% and (13.3)% for the three and six months ended June 30, 2025, respectively. The change in the effective income tax rate for the three and six months ended June 30, 2026 was primarily driven by the effects of the Corporate Simplification and related valuation release.
The Company’s income tax expense (benefit) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income tax expense (benefit)	$136	$1,676	$(6,480)	$4,620
Income taxes represent federal, state, local, and foreign income taxes on a consolidated basis for the three and six months ended June 30, 2026, and the Company’s allocable share of taxable income of Holdings, as well as Oru’s and Chubbies’ federal, state, and local income taxes and foreign income taxes related to international subsidiaries for the three and six months ended June 30, 2025.
Deferred Tax Assets and Liabilities
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of June 30, 2026, the Company concluded, based on the weight of all available positive and negative evidence, that all of the Company’s deferred tax assets are more likely than not to be unrealized resulting in the Company recording a full valuation allowance against the deferred taxes of Solo Brands, Inc. and subsidiaries.
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

NOTE 14 – Net Income (Loss) Per Class A Common Stock
Basic net income (loss) per share of Class A common stock is computed by dividing net income (loss) attributable to Solo Brands, Inc. by the weighted average number of shares of Class A common stock outstanding during the period. Diluted net income (loss) per share of Class A common stock is computed by dividing net income (loss) attributable to Solo Brands, Inc. by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. The weighted average number of shares has been retrospectively adjusted as a result of the 1-for-40 reverse stock split effected in the third quarter of 2025. See Note 1, Organization and Basis of Presentation for additional information.
The following table sets forth the calculation of the basic and diluted net income (loss) per share for the Company’s Class A common stock (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(4,391)	$(20,767)	$(9,857)	$(39,344)
Less: net income (loss) attributable to non-controlling interests	—	(7,299)	—	(13,684)
Net income (loss) attributable to Solo Brands, Inc.	$(4,391)	$(13,468)	$(9,857)	$(25,660)

Weighted average shares of Class A common stock outstanding - basic and diluted	2,560	1,509	2,534	1,504

Net income (loss) per share of Class A common stock outstanding - basic and diluted	$(1.72)	$(8.93)	$(3.89)	$(17.06)
NOTE 15 - Variable Interest Entities
Consolidated Variable Interest Entities (“VIE”)
As of June 30, 2026 and December 31, 2025, we consolidated one entity that is a VIE, that relates to a manufacturing entity for Oru, for which we are the primary beneficiary. Through a management agreement governing the entity, we manage the entity and handle all day-to-day operating decisions. Accordingly, we have the decision-making power over the activities that most significantly impact the economic performance of our VIE and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, manufacturing schedules, production processes, units of production and types of products. The Company is contractually obligated to provide financial support to the VIE.
In June 2026, the Company initiated the process for closing the Oru manufacturing facility which resulted in an impairment of the VIE’s property and equipment, net, of $0.3 million. See Note 2, Restructuring, Contract Termination and Impairment Charges for more information. There was no change to the VIE determination as a result of this closure as of June 30, 2026.
Total assets of the VIE included on the consolidated balance sheets as of June 30, 2026 and December 31, 2025 were $1.3 million and $1.5 million, respectively. Total liabilities of the VIE included on the consolidated balance sheets as of June 30, 2026 and December 31, 2025 were $0.3 million and $0.2 million, respectively, and excludes an intercompany note payable to the Company of $3.0 million and $2.5 million, respectively, which is eliminated in consolidation.
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
NOTE 16 - Segments
The Company conducts its worldwide operations through operating segments, each of which represents major product lines. Operations are conducted in the U.S. and various foreign locations, primarily in Europe, Canada and Asia-Pacific. Segment reporting is based upon the “management approach,” i.e., how we organize operating segments for which separate financial information is (i) available and (ii) evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer.

During the three months ended June 30, 2026, the ISLE and Oru operating segments were revised into one operating and reportable segment, Watersports, to align with how separate financial information is evaluated by the CODM, and how that information is used to assess performance and allocate resources.
The Company’s revised three reportable segments are as follows:

Segment	Key Brands	Description of Primary Products
Solo Stove	Solo Stove and TerraFlame(1)	Fire pits, griddles, coolers, and related accessories
Chubbies	Chubbies and Cheekies	Premium casual apparel, activewear, and swimwear
Watersports	ISLE and Oru	Inflatable and hard paddle boards, folding kayaks, and related accessories
(1) While certain assets and manufacturing operations of the TerraFlame business were disposed of during the second quarter of 2025, the Company continues to be sole distributor of TerraFlame products and recognizes the resulting profit or loss from the Company’s distribution activities within the Solo Stove reporting unit.
All prior period comparative segment information has been recast to reflect our current period segment determination.
IcyBreeze, which was wound down during the fourth quarter of 2024 and whose brand name has been discontinued, did not meet the criteria necessary to be considered a reportable segment. IcyBreeze’s trailing results are included within All Other for the three and six months ended June 30, 2025.
Our CODM relies on internal management reporting that analyzes our segment’s adjusted EBITDA, which he utilizes to assess performance as compared to historical results and budget and forecast amounts, and allocate capital and investment in new products. The CODM also uses segment adjusted EBITDA to determine product pricing and strategy, and marketing spending relative to revenue returns. As segment assets are not reported to or used by the CODM to measure business performance or allocate resources, total segment assets are not presented below.
We define segment adjusted EBITDA as net income (loss) before interest expense, income taxes, depreciation and amortization expenses, restructuring, contract termination and impairment charges, equity-based compensation expense, and other costs that are believed by management to be non-operating in nature and not representative of the Company’s core operating performance, including business optimization and expansion expense, changes in fair value of contingent earn-out liability, management transition costs, and costs associated with the refinancing amendment.
The following tables present segment information for net sales, significant expenses and the reconciliation of segment adjusted EBITDA to consolidated income (loss) before taxes (in thousands):

	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
	Solo Stove	Chubbies	Watersports	Total	Solo Stove	Chubbies	Watersports	Total
Net sales	$32,684	$40,648	$15,128	$88,460	$38,298	$44,455	$9,504	$92,257
Reconciliation to consolidated net sales:
All other				—				—
Consolidated net sales				$88,460				$92,257

Cost of goods sold(1)	11,863	12,641	9,513		13,730	17,826	4,102
Marketing expense	7,660	5,470	1,198		9,088	4,211	1,342
Employee-related compensation	1,876	2,223	346		2,814	3,410	619
Other segment operating expenses(2)	7,637	7,546	1,191		9,272	7,531	1,622
Segment adjusted EBITDA	$3,648	$12,768	$2,880	$19,296	$3,394	$11,477	$1,819	$16,690
All other segment adjusted EBITDA(3)				—				(34)
Corporate and other non-segment operating expenses(1)(4)				(9,554)				(9,846)
Restructuring, contract termination and impairment charges				(1,895)				(10,251)
Depreciation and amortization expenses				(4,334)				(6,394)
Interest expense, net				(7,887)				(5,989)
Other non-operating income (expense)				119				(3,267)
Income (loss) before income taxes				$(4,255)				$(19,091)

Depreciation and amortization expenses (disaggregated):
Solo Stove				$2,719				$4,847
Chubbies				1,541				1,397
Watersports				74				150
Depreciation and amortization expense				$4,334				$6,394

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
	Solo Stove	Chubbies	Watersports	Total	Solo Stove	Chubbies	Watersports	Total
Net sales	$48,710	$77,323	$25,308	$151,341	$64,426	$87,144	$17,373	$168,943
Reconciliation to consolidated net sales:
All other				—				566
Consolidated net sales				$151,341				$169,509

Cost of goods sold(1)	$18,544	$29,390	16,061		$25,200	$35,999	8,547
Marketing expense	11,079	8,752	1,563		14,800	7,525	1,952
Employee-related compensation	3,980	5,262	662		6,123	6,844	1,502
Other segment operating expenses(2)	13,145	13,834	2,171		16,395	14,004	3,011
Segment adjusted EBITDA	$1,962	$20,085	$4,851	$26,898	$1,908	$22,772	$2,361	$27,041
All other Segment adjusted EBITDA(3)				—				(196)
Corporate and other non-segment operating expenses(1)(4)				(17,480)				(17,950)
Restructuring, contract termination and impairment charges				(2,200)				(16,090)
Depreciation and amortization expenses				(8,442)				(13,283)
Interest expense, net				(15,380)				(11,559)
Other non-operating income (expense)				267				(2,687)
Income (loss) before income taxes				$(16,337)				$(34,724)

Depreciation and amortization expenses (disaggregated):
Solo Stove				$5,407				$9,808
Chubbies				2,878				2,786
Watersports				157				646
All Other				—				43
Depreciation and amortization expense				$8,442				$13,283
(1)Cost of goods sold for Watersports excludes a $1.4 million inventory writedown of raw materials related to the closure of the Oru manufacturing facility for the three and six months ended June 30, 2026 as it is not considered a component of segment adjusted EBITDA for purposes of review and resource allocation by the CODM. Corporate and other non-segment operating expenses includes this inventory writedown for reconciliation purposes.
(2)Includes expenses for seller fees, shipping and fulfillment, along with certain fixed and other variable expenses incurred in the normal course of business.
(3)Includes net sales and expenses of our operating segments that did not meet the requirements to be considered a reportable segment, which includes the results of IcyBreeze for the three and six months ended June 30, 2025, as well as the consolidating elimination entries that are not specific to our reportable segments.
(4)Includes corporate general and administrative service expenses of $5.7 million and $11.7 million for the three and six months ended June 30, 2026, respectively, and $5.8 million and $12.7 million for the three and six months ended June 30, 2025, respectively, with the remaining non-segment operating expenses being primarily fixed costs.
Net sales exclude all intercompany sales between our reportable segments and All Other, as well as related profits, which were not material for the three and six months ended June 30, 2026 and 2025.
NOTE 17 - Related Parties
The Company occasionally enters into transactions with related parties in the normal course of business. One related party, which is wholly owned by an employee of Solo Brands and this employee’s immediate family, purchases merchandise from Solo Brands to sell in a certain geographical market, which is included in net sales on the unaudited consolidated statements of operations and comprehensive income (loss). There were nominal net sales associated with related parties for the three and six months ended June 30, 2026 and 2025.
Amounts receivable from this related party were nominal as of June 30, 2026 and December 31, 2025. The accounts receivable associated with this related party is included in accounts receivable, net on the unaudited consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In the following discussion, references to “we,” “us,” “our,” the “Company,” and similar references mean Solo Brands, Inc. and its consolidated subsidiaries, unless the context otherwise requires. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report, as well as our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”). Some of the numbers included herein have been rounded for the convenience of the presentation. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Part I, Item 1A, “Risk Factors” of our 2025 Form 10-K, Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026, and elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026 (“Quarterly Report”). See further our “Forward-Looking Statements” in this Quarterly Report.
Overview
Solo Brands, Inc. is a branded outdoor lifestyle company that develops, markets, and sells products across outdoor cooking, outdoor recreation, casual apparel, and watersports categories. Our portfolio includes Solo Stove, which offers fire pits, griddles, coolers, and related accessories; Chubbies, which offers casual apparel, activewear, and swimwear; and our Watersports brands, including International Surf Ventures (“ISLE”), which offers inflatable and hard paddle boards and related accessories, and Oru Kayak (“Oru”), which offers folding kayaks and accessories.  We are headquartered in Grapevine, Texas. Our products are sold through direct-to-consumer (“DTC”) channels, retail partners, and distributors in the United States and internationally.
During the three months ended June 30, 2026, the ISLE and Oru operating segments were revised into one operating and reportable segment, Watersports, to align with how separate financial information is evaluated by the CODM, and how that information is used to assess performance and allocate resources. Our revised reportable segments are: (i) Solo Stove, (ii) Chubbies, and (iii) Watersports.
IcyBreeze, which was wound down during the fourth quarter of 2024 and whose brand name has been discontinued, did not meet the criteria necessary to be considered a reportable segment. IcyBreeze’s trailing results are included within our consolidated results for the three and six months ended June 30, 2025. In 2025, the Company completed the disposition of the manufacturing operations for the TerraFlame brand. However, we continue to own the intellectual property of TerraFlame, as well as sole distribution rights of TerraFlame branded products.
Net sales decreased to $88.5 million and $151.3 million for the three and six months ended June 30, 2026, respectively, from $92.3 million and $169.5 million for the three and six months ended June 30, 2025, respectively. These decreases in net sales were primarily driven by the decline in net sales within the Solo Stove and Chubbies segments, and within the DTC channel at each segment. These decreases were offset by increases in net sales within the retail channel of the Watersports segment.
While net sales declined for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, income from operations was $3.5 million for the three months ended June 30, 2026 compared to a loss from operations of $9.8 million for the three months ended June 30, 2025, and loss from operations decreased to $1.2 million from $20.5 million for the six months ended June 30, 2026 and 2025, respectively. These changes were primarily driven by effective management of operating expenses to align with the decline in net sales, particularly advertising and marketing costs, but also including payroll and distribution costs rightsizing, a reduction in restructuring, contract termination and impairment charges, and the benefit recognized from prior period IEEPA tariff refunds received during the current period.
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

Economic Factors Affecting our Performance
Tariffs
On February 20, 2026, the U.S. Supreme Court held in Learning Resources, Inc. v. Trump that the International Emergency Economic Powers Act (“IEEPA”) does not authorize a U.S. President to impose tariffs during peacetime national emergencies and that the challenge to the legality of the incremental tariffs was within the exclusive jurisdiction of the U.S. Court of International Trade (“CIT”), thus affirming a prior decision of the CIT that the U.S. President lacked authority to impose incremental tariffs. We filed a lawsuit in the CIT challenging the legality of incremental tariffs and sought to recover the incremental tariffs paid in 2025 and 2026.
We began receiving refunds in May 2026 and we elected to recognize these tariff refunds in accordance with gain contingency accounting under ASC 450-30, Gain Contingencies. During the three and six months ended June 30, 2026, the Company received $9.9 million in IEEPA tariff refunds, of which $5.9 million was recorded as a reduction to cost of goods sold and $0.3 million was recorded as interest income within interest expense, net, on the unaudited consolidated statements of operations and comprehensive income (loss). As of June 30, 2026, $3.7 million was recorded as a reduction to inventory on the unaudited consolidated balance sheets.
We have filed for $10.5 million of IEEPA tariff refund claims in total and received the remaining $0.6 million of refunds subsequent to June 30, 2026. We continue to monitor the changing tariff and trade restrictions and are evaluating the potential impacts on consumer demand and pricing expectations and any potential impacts on our consolidated financial statements.
Macroeconomic Factors
Current macroeconomic factors, including overall economic and political uncertainty and unrest, financial and capital markets instability, new or increasing tariffs, high interest rates and high inflation, remain very dynamic and highly uncertain. The effects of the macroeconomic environment could further reduce our net sales or negatively impact our gross profit margin, net income (loss) or cash flows.
Other Key Factors Affecting Our Financial Condition and Results of Operations
Trends in Seasonality
In the first quarter of 2026, some seasonal demand within our retail channel shifted to the second quarter with the timing of a number of large retail orders that occurred in the second quarter of 2026. Historically, our net sales have been highest in our second and fourth quarters. In 2025, however, we experienced a shift in the seasonal demand within our retail channel with the first quarter of 2025 far exceeding the third quarter of 2025. We do not view the first quarter of 2025’s performance as indicative that the trends experienced in 2025 are likely to result in long-term changes in our seasonality.
2026 Restructuring Activity
The cost saving initiatives identified and executed upon during the six months ended June 30, 2026 were designed to reduce operational expenditures over the long-term. The key cost saving initiatives and operational planning activities undertaken during the six months ended June 30, 2026 were as follows:
•Restructuring
•retention payments to key personnel to support the sustainment of operations and focus on cost saving and operational improvements; and
•reduction in force (“RIF”) of management and non-management personnel in an effort to align headcount with the operational needs of the business resulting in a moderate decline in related expenses in the short term, with the significance of the savings anticipated to be recognized in future periods.
•Contract Termination
•early termination of our Salt Lake City distribution center lease to reduce fixed costs in the short term and in future periods.
•Facility Closure
•closure of Oru’s manufacturing facility to reduce fixed costs in the short term and in future periods, as well as eliminate our only manufacturing operation.
While these activities were intended to provide future benefit to us, most of these activities required up-front cash outlays. In order to fund these cash outlays, we used cash from operations and borrowings under the current revolving credit facility. The following table outlines the cash outlays and the period in which they occurred (in thousands):

Activity	Cash Outlay	Period
Retention payments to key personnel	$2,231	Q2 2026
Reduction in force	347	Fiscal year 2026
Contract termination	73	Q2 2026
Facility closure	45	Q2 2026

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
The cost saving initiatives identified and executed during the six months ended June 30, 2025 were designed to reduce operational expenditures over the long-term. The key cost saving initiatives and operational planning activities undertaken during the six months ended June 30, 2025 were as follows:
•Restructuring
•retention payments to key personnel to support the sustainment of operations and focus on cost saving and operational improvements;
•RIF of management and non-management personnel in an effort to align headcount with the operational needs of the business resulting in a moderate decline in related expenses in the short term, with the significance of the savings anticipated to be recognized in future periods; and
•expenses related to the strategic consulting firms discussed above.
•Contract Terminations
•termination of an underperforming licensing agreement in an effort to redeploy the allocated funds for operational purposes; and
•settlement of a termination fee with a former advertising services vendor.
•Facility Closures
•closure of two distribution centers to reduce fixed costs in the short term and in future periods, as well as eliminate unnecessary capacity.
While these activities were intended to provide future benefit to us, most of these activities required up-front cash outlays. In order to fund these cash outlays, we used cash from operations and borrowings under the prior revolving credit facility. The following table outlines the cash outlays and the period in which they occurred (in thousands):

Activity	Cash Outlay	Period
Retention payments to key personnel	$5,655	Q2 2025
Reduction in force	472	Fiscal year 2025
Engagement of strategic consulting firms	6,633	Fiscal year 2025
Facility closures	564	Q1 2025
The 2025 restructuring activity was concluded in the fourth quarter of 2025.
Consolidated Results for the Three or Six Months Ended June 30, 2026 Compared to the Three or Six Months Ended June 30, 2025
Consolidated Net Sales
Net sales are comprised of DTC and retail channel sales to retail partners. Net sales within all channels reflect the impact of partial shipments, product returns, and discounts for certain sales programs or promotions.

	Three Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Net sales	$88,460	$92,257	$(3,797)	(4.1)%
Direct-to-consumer net sales	49,954	59,666	(9,712)	(16.3)%
Retail net sales	38,506	32,591	5,915	18.1%

	Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Net sales	$151,341	$169,509	$(18,168)	(10.7)%
Direct-to-consumer net sales	74,021	93,466	(19,445)	(20.8)%
Retail net sales	77,320	76,043	1,277	1.7%
The decreases in net sales for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was primarily driven by a decline in net sales within the Solo Stove and Chubbies segments, mainly attributable to declines across the DTC channel at each segment. These decreases were offset by increases in net sales within the retail channel of the Watersports segment for the three and six months ended June 30, 2026.

Consolidated Gross Profit and Gross Profit Margin
Gross profit reflects net sales less cost of goods sold, which primarily includes the purchase cost of our products from our third-party manufacturers, inbound freight and duties, costs related to manufacturing of certain of our products, product quality testing and inspection costs and depreciation on molds and equipment that we own.

	Three Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Gross profit	$53,019	$56,599	$(3,580)	(6.3)%
Gross profit margin (Gross profit as a % of net sales)(1)	59.9%	61.3%		(140)

	Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Gross profit	$85,922	$99,204	$(13,282)	(13.4)%
Gross profit margin (Gross profit as a % of net sales)(1)	56.8%	58.5%		(170)
(1)Change in gross profit margin period over period in basis points
Gross profit decreased for the three and six months ended June 30, 2026 compared to the prior year period, largely as a result of the decrease in net sales and, to a lesser degree, the decline in gross profit margin. The decline in gross profit margin was driven by the change in channel mix and a raw material inventory write-off related to the closure of Oru’s manufacturing facility, partially offset by the benefit recognized from prior period IEEPA tariff refunds received during the current period.
Consolidated Operating Expenses
Operating expenses consist of (1) selling, general & administrative (“SG&A”) expenses, (2) depreciation and amortization expenses, (3) restructuring, contract termination and impairment charges, and (4) other operating expenses, as defined below.
•SG&A Expenses - SG&A expenses consist primarily of marketing costs, wages, equity-based compensation expense, benefits costs, costs of our warehousing and logistics operations, costs of operating on third-party DTC marketplaces, professional fees and services, costs of shipping product to our customers and general corporate expenses.
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

	Three Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Operating expenses	$49,506	$66,434	$(16,928)	(25.5)%
Selling, general & administrative expenses	42,609	47,686	(5,077)	(10.6)%
Depreciation and amortization expenses	4,334	6,394	(2,060)	(32.2)%
Restructuring, contract termination and impairment charges	1,895	10,251	(8,356)	(81.5)%
Other operating expenses	668	2,103	(1,435)	(68.2)%

	Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Operating expenses	$87,146	$119,682	$(32,536)	(27.2)%
Selling, general and administrative expenses	75,814	86,676	(10,862)	(12.5)%
Depreciation and amortization expenses	8,442	13,283	(4,841)	(36.4)%
Restructuring, contract termination and impairment charges	2,200	16,090	(13,890)	(86.3)%
Other operating expenses	690	3,633	(2,943)	(81.0)%
The decreases in operating expenses for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was primarily driven by decreases in restructuring, contract termination and impairment charges and SG&A expenses. The decrease in restructuring, contract termination and impairment charges was primarily due to higher costs associated with strategic consulting firms for operational performance improvements, restructuring-related employee costs, and the termination of an underperforming licensing agreement in the prior year periods. The decrease in SG&A expenses was primarily due to a decrease in employee-related compensation, marketing, seller fees, and shipping costs.

Additionally, depreciation and amortization expenses decreased for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 primarily due to the impairment of intangible assets during the prior year. A decrease was also realized in other operating expenses, as a result of increased strategic consulting engagements in the prior year period, and the loss recognized from the disposition of the TerraFlame manufacturing operations in the second quarter of 2025.
Consolidated Interest Expense
Interest expense, net consists primarily of interest expense on our revolving credit facilities and term loans.

	Three Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Interest expense, net	$7,887	$5,989	$1,898	31.7%

	Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Interest expense, net	$15,380	$11,559	$3,821	33.1%
Interest expense, net increased for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 primarily due to an increase in amortization of debt issuance costs, higher weighted-average interest rates, and decreased interest income, partially offset by lower average borrowings outstanding.
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

	Three Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Income tax expense (benefit)	$136	$1,676	$(1,540)	(91.9)%

	Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Income tax expense (benefit)	$(6,480)	$4,620	$(11,100)	(240.3)%
The change in the income tax expense (benefit) for the three and six months ended June 30, 2026 compared to the income tax expense for three and six months ended June 30, 2025 was primarily driven by the effects of the Corporate Simplification and related valuation release.
Solo Stove Segment Results for the Three or Six Months Ended June 30, 2026 Compared to the Three or Six Months Ended June 30, 2025
Solo Stove Net Sales

	Three Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Net sales	$32,684	$38,298	$(5,614)	(14.7)%
Direct-to-consumer net sales	25,779	28,641	(2,862)	(10.0)%
Retail net sales	6,905	9,657	(2,752)	(28.5)%

	Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Net sales	$48,710	$64,426	$(15,716)	(24.4)%
Direct-to-consumer net sales	37,322	47,153	(9,831)	(20.8)%
Retail net sales	11,388	17,273	(5,885)	(34.1)%
The decreases in net sales for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 reflected lower unit volumes driven by our continued focus on pricing and promotional discipline within the DTC channel, as well as softness in the retail channel as we rebuild our retail partnerships.
Solo Stove Cost of Goods Sold

	Three Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Cost of goods sold	$11,863	$13,730	$(1,867)	(13.6)%

	Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Cost of goods sold	$18,544	$25,200	$(6,656)	(26.4)%
The decreases in cost of goods sold for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was primarily in line with the decreases in net sales. The decrease in cost of goods sold for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 benefited from prior period IEEPA tariff refunds received during the current period and the impact of the incremental IEEPA tariffs that were repealed in February 2026 in the prior year period, partially offset by product mix.
Solo Stove Operating Expenses
Segment operating expenses consist of (1) marketing expenses, (2) employee-related compensation, such as wages and benefits, and (3) other segment operating expenses, which primarily consist of shipping and fulfillment-related expenses.

	Three Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Operating expenses	$17,173	$21,174	$(4,001)	(18.9)%
Marketing expenses	7,660	9,088	(1,428)	(15.7)%
Employee-related compensation	1,876	2,814	(938)	(33.3)%
Other segment operating expenses	7,637	9,272	(1,635)	(17.6)%

	Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Segment operating expenses	$28,204	$37,318	$(9,114)	(24.4)%
Marketing expenses	11,079	14,800	(3,721)	(25.1)%
Employee-related compensation	3,980	6,123	(2,143)	(35.0)%
Other operating expenses	13,145	16,395	(3,250)	(19.8)%
The decreases in operating expenses for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was the result of a decrease in other segment operating expenses driven by a decrease in seller fees and shipping expenses, each stemming from the decline in DTC channel net sales, coupled with a decrease in brand-level marketing expenses and employee-related compensation as we streamline operations to be more in line with reduced sales.
Chubbies Segment Results for the Three or Six Months Ended June 30, 2026 Compared to the Three or Six Months Ended June 30, 2025
Chubbies Net Sales

	Three Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Net sales	$40,648	$44,455	$(3,807)	(8.6)%
Direct-to-consumer net sales	18,581	23,451	(4,870)	(20.8)%
Retail net sales	22,067	21,004	1,063	5.1%

	Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Net sales	$77,323	$87,144	$(9,821)	(11.3)%
Direct-to-consumer net sales	29,862	36,934	(7,072)	(19.1)%
Retail net sales	47,461	50,210	(2,749)	(5.5)%
The decreases in net sales for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 reflected variability in customer demand within both the DTC and retail channels.
Chubbies Cost of Goods Sold

	Three Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Cost of goods sold	$12,641	$17,826	$(5,185)	(29.1)%

	Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Cost of goods sold	$29,390	$35,999	$(6,609)	(18.4)%
The decreases in cost of goods sold for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was primarily in line with the decreases in net sales. The decrease in cost of goods sold for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 benefited from prior period IEEPA tariff refunds received during the current period and the impact of the incremental IEEPA tariffs that were repealed in February 2026 in the prior year period.
Chubbies Operating Expenses

	Three Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Operating expenses	$15,239	$15,152	$87	0.6%
Marketing expenses	5,470	4,211	1,259	29.9%
Employee-related compensation	2,223	3,410	(1,187)	(34.8)%
Other segment operating expenses	7,546	7,531	15	0.2%

	Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Segment operating expenses	$27,848	$28,373	$(525)	(1.9)%
Marketing expenses	8,752	7,525	1,227	16.3%
Employee-related compensation	5,262	6,844	(1,582)	(23.1)%
Other operating expenses	13,834	14,004	(170)	(1.2)%
Operating expenses for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 were relatively flat driven by a decrease in employee-related compensation, offset by an increase in marketing expenses.
Watersports Segment Results for the Three or Six Months Ended June 30, 2026 Compared to the Three or Six Months Ended June 30, 2025
Watersports Net Sales

	Three Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Net sales	$15,128	$9,504	$5,624	59.2%
Direct-to-consumer net sales	5,594	7,574	(1,980)	(26.1)%
Retail net sales	9,534	1,930	7,604	394.0%

	Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Net sales	$25,308	$17,373	$7,935	45.7%
Direct-to-consumer net sales	6,837	9,379	(2,542)	(27.1)%
Retail net sales	18,471	7,994	10,477	131.1%
The increases in net sales for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 reflected an expanded partnership with a key customer within the retail channel, partially offset by variability in customer demand within the DTC channel.
Watersports Cost of Goods Sold

	Three Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Cost of goods sold	$9,513	$4,102	$5,411	131.9%

	Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Cost of goods sold	$16,061	$8,547	$7,514	87.9%
The increases in cost of goods sold for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was primarily the result of the increases in net sales and channel mix.
Watersports Operating Expenses

	Three Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Operating expenses	$2,735	$3,583	$(848)	(23.7)%
Marketing expenses	1,198	1,342	(144)	(10.7)%
Employee-related compensation	346	619	(273)	(44.1)%
Other segment operating expenses	1,191	1,622	(431)	(26.6)%

	Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Segment operating expenses	$4,396	$6,465	$(2,069)	(32.0)%
Marketing expenses	1,563	1,952	(389)	(19.9)%
Employee-related compensation	662	1,502	(840)	(55.9)%
Other operating expenses	2,171	3,011	(840)	(27.9)%
The decreases in operating expenses for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was the result of a decrease in other segment operating expenses driven by a decrease in seller fees and shipping expenses, coupled with a decrease in employee-related compensation.
Liquidity and Capital Resources
Our cash requirements are primarily for working capital, payment of restructuring and other fees, and repayment of our current and long-term debt obligations. We expect these and other cash needs to continue as we seek to improve, develop and transform our business. We fund our working capital, which is primarily comprised of inventory and accounts payable, and other cash requirements from cash flows from operating activities, cash on hand, and borrowings under our 2025 Revolving Credit Facility. Our cash flows from operating activities and borrowings under the 2025 Revolving Credit Facility are our principal sources of liquidity. Cash flows from operating activities result primarily from the sales of our portfolio of products. Our future product sales and our cash flows are difficult to predict, and actual sales may not be in line with our forecasts.
The Corporate Simplification discussed within the Overview section was intended to limit material liability for cash payments that might otherwise be due in 2026 and beyond, under the terms of the Tax Receivable Agreement, as well as future distributions. For more information on the Corporate Simplification, see the Overview section above.
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

The table below reflects our sources, facilities and availability of liquidity as of June 30, 2026. See below for details on our outstanding debt balance as of June 30, 2026.

(in thousands)	Utilized	Availability
Cash and cash equivalents		$35,446
2025 Revolving Credit Facility	$—	57,207
2025 Term Loan	258,343	—
We must comply with financial covenants under the 2025 Credit Agreement (as defined below), including a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum liquidity amount, with the first full measurement period for such financial covenants to occur in the third quarter of 2026, as well as other non-financial covenants as described in further detail below and in Note 10, Debt, Net. As of June 30, 2026, we were in compliance with such covenants applicable as of such date under the 2025 Credit Agreement.
In evaluating our ability to continue as a going concern for the twelve months following the issuance of the unaudited consolidated financial statements, contained in this Form 10-Q, management projects compliance with our financial covenants. However, the risks associated with variability in the Company’s operating performance that could affect future covenant compliance raises substantial doubt about our ability to continue as a going concern.
Management is executing cost reduction and operational initiatives and, based on current projections, expects to remain in compliance with the covenants under the 2025 Credit Agreement. Accordingly, management believes our plans alleviate the substantial doubt about our ability to continue as a going concern for at least the twelve months following the issuance of these financial statements. Furthermore, as disclosed within Tariffs above, we began receiving IEEPA tariff refunds during the second quarter of 2026 which has provided additional financial flexibility in support of the Company’s ability to continue as a going concern.
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
Revolving Credit Facilities and Term Loans
On June 13, 2025, we entered into Amendment No. 4 to Credit Agreement and Limited Waiver and Amendment No. 1 to Security Agreement (the “2025 Credit Agreement”) with JPMorgan Chase Bank, N.A., the Lenders and L/C Issuers party thereto (each as defined therein) and the other parties thereto. The 2025 Credit Agreement consists of the following: (i) revolving commitments under the Revolving Credit Facility in an aggregate amount equal to $90 million (the “2025 Revolving Credit Facility”), subject to availability under the borrowing base set forth in the 2025 Credit Agreement; and (ii) refinancing term loans, including the 2021 Term Loan (the “2025 Term Loan”) in an aggregate principal amount equal to $240 million. The 2025 Revolving Credit Facility also includes the ability to issue up to $20 million in letters of credit, with $5.8 million of letters of credit issued and outstanding as of June 30, 2026. While our issuance of letters of credit does not increase our borrowings outstanding under the 2025 Revolving Credit Facility, it does reduce the amounts available under the 2025 Revolving Credit Facility.
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
Each of the 2025 Revolving Credit Facility and the 2025 Term Loan bears interest at (depending on our election from time to time) either an adjusted term rate defined in the agreement based on SOFR or the base rate defined in the 2025 Credit Agreement, each plus an applicable margin. The interest is payable in kind (“PIK”), and thus capitalized thereon and increasing the principal balance thereof, (i) on a quarterly basis through March 31, 2026, and (ii) for the period beginning on April 1, 2026 and ending on March 31, 2027 upon our election, and (iii) after March 31, 2027, it is only payable in cash. The unfunded portion of the commitments under the 2025 Revolving Credit Facility will accrue an annual commitment fee. We elected not to pay in PIK interest for the period beginning April 1, 2026 through June 30, 2026.
The 2025 Credit Agreement also requires us to comply with additional reporting requirements, including, among others, (i) delivering on the date that is twenty (20) days after the end of the previous calendar month (a) a borrowing base certificate calculating the borrowing base and availability under the 2025 Revolving Credit Facility, (b) a 13-week cash flow forecast for us and our subsidiaries, (c) a liquidity report, and (d) an accounts and inventory report; and (ii) delivering no later than thirty (30) days after the end of the previous calendar month, a key performance indicator report and certain additional reports on our operating plan and other measures, such as Credit Agreement Adjusted EBITDA. In addition, the 2025 Credit Agreement extends the delivery dates for quarterly financial statement deliverables to sixty (60) days after the end of the applicable fiscal quarter.

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
Cash Flows

	Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Cash flows provided by (used in):
Operating activities	$20,004	$(64,256)	$84,260	131.1%
Investing activities	(3,633)	(6,414)	2,781	43.4%
Financing activities	(717)	76,627	(77,344)	(100.9)%
Operating activities
The $84.3 million increase in cash provided by operating activities period over period, was due to a $54.4 million decline in cash usage from changes in operating assets and liabilities (“working capital”), which was mostly related to accounts payable reductions in the prior year period. The decrease in changes in working capital was coupled with a decrease in cash usage of $29.9 million from changes in net income (loss) after non-cash adjustments, primarily driven by a reduction in net loss.
Investing activities
The $2.8 million decrease in cash used in investing activities in the current period when compared to the prior period was due to a decrease in capital expenditures.
Financing activities
The $77.3 million increase in cash used in financing activities in the current period when compared to the prior year period was primarily driven by a $80.1 million decrease in cash provided by net debt activity, inclusive of borrowings, repayments and debt issuance costs in relation to the 2025 Credit Agreement in the prior year period.
Contractual Obligations
For information regarding our contractual obligations, see above under “Revolving Credit Facilities and Term Loans,” Note 1, Organization and Basis of Presentation, Note 10, Debt, Net and Note 15, Variable Interest Entities in this Quarterly Report and Note 15, Leases and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2025 Form 10-K.
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
See Note 2, Significant Accounting Policies, to the audited consolidated financial statements included in our 2025 Form 10-K for more information about our significant accounting policies, including our critical accounting policies. The critical accounting estimates that reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are described in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2025 Form 10-K. During the six months ended June 30, 2026, there were no material changes to our critical accounting policies and estimates from those discussed in our 2025 Form 10-K. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see “Recently Issued Accounting Pronouncements—Not Yet Adopted” in Note 1 - Organization and Basis of Presentation, to the unaudited consolidated financial statements included elsewhere in this Quarterly Report.
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
Interest Rate Risk
We have a long-term credit facility and separate term loan that bear variable interest rates based on prime, federal funds, or SOFR plus an applicable margin based on our total net leverage ratio. As of June 30, 2026, we had indebtedness of $258.3 million, with an annualized rate of interest of 9.23% under our 2025 Term Loan. As of June 30, 2026, we have not entered into any interest rate swap contracts. A 100 basis point increase in SOFR would increase our interest expense by approximately $2.6 million in any given year.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information on the Company’s legal proceedings is set forth under Part I, Item 3. "Legal Proceedings” in our 2025 Form 10-K. There have been no material changes to the legal proceedings as described in the 2025 Form 10-K.
Item 1A. Risk Factors
You should carefully consider the risk factors set forth under Part I, Item 1A. "Risk Factors" in our 2025 Form 10-K and in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (“Q1 2026 Form 10-Q”), which risk factors are incorporated herein by reference. Such risks could materially affect our business, financial condition, and future results and are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes to the risk factors previously disclosed in our 2025 Form 10-K and Q1 2026 Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sale of Equity Securities
There were no sales of unregistered securities during the three months ended June 30, 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
(a)None.
(b)None.
(c)During the three months ended June 30, 2026, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Solo Brands, Inc.	S-8	333-260826	4.1	11/5/2021
3.2	Certificate of Amendment to the Certificate of Incorporation of Solo Brands, Inc.	8-K	001-40979	3.1	05/29/2025
3.3	Certificate of Amendment to the Certificate of Incorporation of Solo Brands, Inc.	8-K	001-40979	3.1	07/08/2025
3.4	Amended and Restated Bylaws of Solo Brands, Inc.	S-8	333-260826	4.2	11/5/2021
10.1	Amended and Restated 2021 Incentive Award Plan.†	8-K	001-40979	10.1	05/27/2026
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement. Filed as an exhibit to the Company’s Current Report on Form 8-K filed May 27, 2026.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Solo Brands, Inc.

Date:	August 13, 2026	By:	/s/ John P. Larson
John P. Larson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 13, 2026	By:	/s/ Laura Coffey
Laura Coffey
Chief Financial Officer
(Principal Financial Officer)