Form 10-Q
period 2026-09-30
Solo Brands, Inc.
filed 2026-11-12
CIK 1870600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number 001-40979
Solo Brands, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	87-1360865
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

1001 Mustang Dr.
Grapevine, Texas	76051
Address of Principal Executive Offices	Zip Code
(817) 900-2664
Registrant’s Telephone Number, Including Area Code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of November 6, 2026, there were 2,580,206 shares of the registrant’s Class A common stock, $0.001 par value per share, outstanding.

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
i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SOLO BRANDS, INC.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except number of shares and par value)	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$40,197	$20,034
Accounts receivable, net of allowance for credit losses of $0.5 million and $1.1 million as of September 30, 2026 and December 31, 2025, respectively	12,798	29,764
Inventory	59,242	81,648
Prepaid expenses and other current assets	10,645	8,582
Total current assets	122,882	140,028
Non-current assets
Property and equipment, net	8,391	13,197
Intangible assets, net	93,601	100,837
Goodwill	73,119	73,119
Operating lease right-of-use assets	10,983	17,901
Other non-current assets	13,853	15,260
Total non-current assets	199,947	220,314
Total assets	$322,829	$360,342

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,076	$13,073
Accrued expenses and other current liabilities	21,283	30,843
Deferred revenue	1,184	1,649
Current portion of long-term debt	6,600	1,800
Total current liabilities	40,143	47,365
Non-current liabilities
Long-term debt, net	249,798	240,272
Deferred tax liability	211	6,739
Operating lease liabilities	9,691	13,888
Other non-current liabilities	1,018	677
Total non-current liabilities	260,718	261,576

Commitments and contingencies (Note 1)

Shareholders’ equity
Class A common stock, par value $0.001 per share; 475,000,000 shares authorized; 2,580,074 and 1,847,618 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	3	2
Class B common stock, par value $0.001 per share; 50,000,000 shares authorized; 0 and 674,319 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	1
Additional paid-in capital	384,249	377,331
Retained earnings (accumulated deficit)	(360,576)	(329,965)
Accumulated other comprehensive income (loss)	(488)	(274)
Treasury stock, 57,522 and 32,836 owned as of September 30, 2026 and December 31, 2025, respectively	(1,220)	(1,092)
Equity attributable to Solo Brands, Inc.	21,968	46,003
Equity attributable to noncontrolling interests	—	5,398
Total equity	21,968	51,401
Total liabilities and equity	$322,829	$360,342
See Notes to Consolidated Financial Statements (Unaudited)

SOLO BRANDS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2026	2025	2026	2025
Net sales	$43,719	$53,038	$195,060	$222,547
Cost of goods sold	16,003	21,192	81,422	91,497
Gross profit	27,716	31,846	113,638	131,050
Operating expenses
Selling, general & administrative expenses	31,596	39,495	107,410	126,171
Depreciation and amortization expenses	4,180	5,824	12,622	19,107
Restructuring, contract termination and impairment charges	6,041	1,940	8,241	18,030
Other operating expenses	320	764	1,010	4,397
Total operating expenses	42,137	48,023	129,283	167,705
Income (loss) from operations	(14,421)	(16,177)	(15,645)	(36,655)
Non-operating (income) expense
Interest expense, net	7,504	7,556	22,884	19,115
Other non-operating (income) expense	(53)	(255)	(320)	2,432
Total non-operating (income) expense	7,451	7,301	22,564	21,547
Income (loss) before income taxes	(21,872)	(23,478)	(38,209)	(58,202)
Income tax expense (benefit)	(1,118)	(552)	(7,598)	4,068
Net income (loss)	(20,754)	(22,926)	(30,611)	(62,270)
Less: net income (loss) attributable to noncontrolling interests	—	(7,900)	—	(21,584)
Net income (loss) attributable to Solo Brands, Inc.	$(20,754)	$(15,026)	$(30,611)	$(40,686)

Other comprehensive income (loss)
Foreign currency translation, net of tax	$—	$7	$(214)	$188
Comprehensive income (loss)	(20,754)	(22,919)	(30,825)	(62,082)
Less: other comprehensive income (loss) attributable to noncontrolling interests	—	(7)	—	57
Less: net income (loss) attributable to noncontrolling interests	—	(7,900)	—	(21,584)
Comprehensive income (loss) attributable to Solo Brands, Inc.	$(20,754)	$(15,012)	$(30,825)	$(40,555)

Net income (loss) per share of Class A common stock
Basic and diluted	$(8.08)	$(9.22)	$(12.03)	$(26.59)

Weighted-average Class A common stock outstanding
Basic and diluted	2,569	1,629	2,546	1,530
See Notes to Consolidated Financial Statements (Unaudited)

SOLO BRANDS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(30,611)	$(62,270)
Adjustments to reconcile net income (loss) to net cash and cash equivalents (used in) provided by operating activities
Depreciation and amortization	15,926	19,927
Interest expense payable in kind	11,900	7,138
Noncash operating lease expense	4,609	5,855
Amortization of debt issuance costs	4,598	2,059
Equity-based compensation, net	1,520	1,833
Loss on disposition of the TerraFlame manufacturing operations	—	1,516
Inventory charges associated with restructuring and consolidation activities	1,594	—
Restructuring, contract termination and impairment charges	2,690	(220)
Other	66	861
Change in fair value of contingent consideration	—	(787)
Deferred income taxes	(6,528)	(1,097)
Changes in assets and liabilities
Accounts receivable	16,961	22,442
Inventory	20,633	24,180
Prepaid expenses and other current assets	(912)	1,036
Accounts payable	(2,173)	(57,597)
Accrued expenses and other current liabilities	(10,219)	(13,759)
Deferred revenue	(465)	(639)
Operating lease liabilities	(3,766)	(4,652)
Other non-current assets and liabilities	198	1,155
Net cash provided by (used in) operating activities	26,021	(53,019)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,040)	(9,590)
Net cash provided by (used in) investing activities	(5,040)	(9,590)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities and term loans	15,000	277,322
Repayments of revolving credit facilities and term loans	(15,600)	(189,322)
Debt issuance costs paid	—	(18,502)
Net consideration paid to Former Sellers of TerraFlame	—	(2,500)
Surrender of stock to settle taxes on restricted stock awards	(128)	(223)
Net cash provided by (used in) financing activities	(728)	66,775
Effect of exchange rate changes on cash	(90)	188
Net change in cash and cash equivalents	20,163	4,354
Cash and cash equivalents balance, beginning of period	20,034	11,980
Cash and cash equivalents balance, end of period	$40,197	$16,334
See Notes to Consolidated Financial Statements (Unaudited)

SOLO BRANDS, INC.
Consolidated Statements of Equity (Deficit)
(Unaudited)

	Class A Common Stock		Class B Common Stock
(In thousands)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Shareholders’ Equity
Balance at December 31, 2025	1,848	$2	674	$1	$377,331	$(329,965)	$(274)	$(1,092)	$5,398	$51,401
Net income (loss)	—	—	—	—	—	(5,466)	—	—	—	(5,466)
Equity-based compensation, net of income tax expense (benefit)	—	—	—	—	617	—	—	—	—	617
Conversion of Class B Common Stock	673	1	(674)	(1)	5,398	—	—	—	(5,398)	—
Other comprehensive income (loss)	—	—	—	—	—	—	(159)	—	—	(159)
Surrender of stock to settle taxes on equity awards	—	—	—	—	—	—	—	(100)	—	(100)
Vested equity-based compensation	38	—	—	—	—	—	—	—	—	—
Balance at March 31, 2026	2,559	3	—	—	383,346	(335,431)	(433)	(1,192)	—	46,293
Net income (loss)	—	—	—	—	—	(4,391)	—	—	—	(4,391)
Equity-based compensation, net of income tax expense (benefit)	—	—	—	—	511	—	—	—	—	511
Other comprehensive income (loss)	—	—	—	—	—	—	(55)	—	—	(55)
Surrender of stock to settle taxes on equity awards	—	—	—	—	—	—	—	(17)	—	(17)
Vested equity-based compensation	9	—	—	—	—	—	—	—	—	—
Balance at June 30, 2026	2,568	3	—	—	383,857	(339,822)	(488)	(1,209)	—	42,341
Net income (loss)	—	—	—	—	—	(20,754)	—	—	—	(20,754)
Equity-based compensation, net of income tax expense (benefit)	—	—	—	—	392	—	—	—	—	392
Surrender of stock to settle taxes on equity awards	—	—	—	—	—	—	—	(11)	—	(11)
Vested equity-based compensation	12	—	—	—	—	—	—	—	—	—
Balance at September 30, 2026	2,580	$3	—	$—	$384,249	$(360,576)	$(488)	$(1,220)	$—	$21,968
See Notes to Consolidated Financial Statements (Unaudited)

SOLO BRANDS, INC.
Consolidated Statements of Equity (Deficit)
(Unaudited)

	Class A Common Stock		Class B Common Stock
(In thousands)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Shareholders’ Equity
Balance at December 31, 2024	1,470	$1	827	$1	$363,691	$(228,814)	$(434)	$(733)	$59,645	$193,357
Net income (loss)	—	—	—	—	—	(12,192)	—	—	(6,385)	(18,577)
Equity-based compensation, net of income tax expense (benefit)	—	—	—	—	368	—	—	—	(313)	55
Surrender of stock to settle taxes on equity awards	—	—	—	—	—	—	—	(213)	—	(213)
Vested equity-based compensation and re-allocation of ownership percentage	10	—	—	—	(9)	—	—	—	9	—
Balance at March 31, 2025	1,480	1	827	1	364,050	(241,006)	(434)	(946)	52,956	174,622
Net income (loss)	—	—	—	—	—	(13,468)	—	—	(7,299)	(20,767)
Equity-based compensation, net of income tax expense (benefit)	—	—	—	—	582	—	—	—	325	907
Other comprehensive income (loss)	—	—	—	—	—	—	181	—	—	181
Surrender of stock to settle taxes on equity awards	—	—	—	—	—	—	—	(3)	—	(3)
Issuance of Class A common stock in lieu of cash lender consent fee	122	—	—	—	750	—	—	—	—	750
Other	—	—	—	—	(2)	171	—	—	—	169
Vested equity-based compensation and re-allocation of ownership percentage	21	—	—	—	3,306	—	—	—	(3,306)	—
Balance at June 30, 2025	1,623	2	827	1	368,686	(254,303)	(253)	(949)	42,676	155,860
Net income (loss)	—	—	—	—	—	(15,026)	—	—	(7,900)	(22,926)
Equity-based compensation, net of income tax expense (benefit)	—	—	—	—	557	—	—	—	314	871
Other comprehensive income (loss)	—	—	—	—	—	—	7	—	—	7
Surrender of stock to settle taxes on equity awards	—	—	—	—	—	—	—	(7)	—	(7)
Vested equity-based compensation and re-allocation of ownership percentage	25	—	—	—	422	—	—	—	(421)	1
Balance at September 30, 2025	1,648	$2	827	$1	$369,665	$(269,329)	$(246)	$(956)	$34,669	$133,806
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
Basis of Presentation
The unaudited consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules of the United States Securities and Exchange Commission (“SEC”). Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results of operations, financial position and cash flows for the periods presented have been reflected. The unaudited consolidated financial statements include those of our wholly-owned and majority-owned subsidiaries and an entity consolidated under the variable interest entity model. Intercompany balances and transactions are eliminated in consolidation. Our business is affected by the general seasonal trends reflecting our portfolio of outdoor lifestyle products; therefore, results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of results to be expected for other quarterly periods or for the full year.
These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”). Certain prior period amounts have been conformed to the current period’s presentation. Included below are selected significant accounting policies. Refer to Note 2 - Significant Accounting Policies, within the 2025 Form 10-K for the full list of significant accounting policies.
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
The Company’s ownership interest in Holdings was 100.0% and 66.9% as of September 30, 2026 and 2025, respectively.
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
The Company began receiving refunds in May 2026 and elected to recognize these tariff refunds in accordance with gain contingency accounting under ASC 450-30, Gain Contingencies. Refunds are initially recorded as a reduction to the carrying value of inventory to the extent the related goods remain on hand, and are recognized as a reduction to cost of goods sold as that inventory is sold. Interest received is recorded as interest income within interest expense, net.
During the three and nine months ended September 30, 2026, the Company received $0.6 million and $10.5 million, respectively, in IEEPA tariff refunds. Of the total IEEPA tariff refund amounts, during the three and nine months ended September 30, 2026, $3.0 million and $8.9 million were recorded as a reduction to cost of goods sold, respectively, and $0.0 million and $0.3 million were recorded as interest income within interest expense, net, respectively, on the unaudited consolidated statements of operations and comprehensive income (loss). As of September 30, 2026, $1.3 million was recorded as a reduction to inventory on the unaudited consolidated balance sheets.
The Company filed for $10.5 million of IEEPA tariff refunds and, as of September 30, 2026, the Company has received the full amount. The Company continues to monitor developments related to these IEEPA tariff refunds and assess the potential impact on its consolidated financial statements.
Going Concern
The unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
On June 13, 2025, the Company entered into Amendment No. 4 to the Credit Agreement and Limited Waiver and Amendment No. 1 to Security Agreement (the “2025 Credit Agreement”), which amended the credit agreement dated May 12, 2021 (as amended, the “Credit Agreement”) by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. The 2025 Credit Agreement restructured the Company’s outstanding revolving and term loans, extended certain maturities, reduced near-term cash interest requirements through the ability to make certain interest payments in-kind and deferred compliance with certain financial covenants for a defined period of time. The 2025 Credit Agreement matures on June 30, 2028.
Beginning with the quarter ended September 30, 2026, the Company was required to comply with additional financial covenants under the 2025 Credit Agreement, including leverage, fixed charge coverage and minimum liquidity requirements, as described further in Note 10, Debt, Net. As of September 30, 2026, the Company was in compliance with all covenants under the 2025 Credit Agreement.
In evaluating its ability to continue as a going concern for the twelve months following the issuance of these unaudited consolidated financial statements, management projects compliance with these financial covenants. However, the risks associated with variability in the Company’s operating performance could affect management’s forecast and whether the Company is able to maintain compliance with the maximum total leverage ratio covenant over the next year. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance of these unaudited consolidated financial statements.
Management has developed plans intended to mitigate these downside risk conditions, including optimization of the Company's distribution and fulfillment network, reductions in cost of goods sold, reductions in marketing spend and other fixed operating costs, and prioritization of available cash towards debt and other obligations. Certain of these cost savings and operational initiatives are discussed in Note 2, Restructuring, Contract Termination and Impairment Charges. However, these plans are not entirely within the Company’s control and cannot be assessed as being probable of occurring or of mitigating noncompliance with the maximum total leverage ratio covenant. Accordingly, the plans to mitigate these downside risk conditions do not fully alleviate the substantial doubt about the Company’s ability to continue as a going concern for at least the twelve months following the issuance of these unaudited consolidated financial statements.
If the Company does not achieve the expected benefits from these operational initiatives or if operating results or liquidity deteriorate, the Company could be required to seek additional capital through equity or debt financing or other sources. The Company is evaluating strategies to address the possible covenant noncompliance, which includes seeking an amendment or waiver of the maximum total leverage ratio covenant from the lenders under the 2025 Credit Agreement, refinancing or restructuring the debt, issuing new debt or equity, or entering into other financing arrangements. There can be no assurance that such financing, amendment, waiver or other relief from the lenders would be available on acceptable terms, or at all. Similarly, there can be no assurance that the Company will be able to refinance or restructure its debt, or execute any further cost savings or operational improvements.
If the Company is not in compliance with the maximum total leverage ratio covenant as of the end of any such test period and the failure is not cured or waived, an event of default would occur under the 2025 Credit Agreement. Upon the determination of an event of default under the 2025 Credit Agreement, the lenders could elect to declare all amounts outstanding under the 2025 Credit Agreement immediately due and payable and exercise other remedies as set forth in the 2025 Credit Agreement. If the maturity of the debt were accelerated, the Company would not have sufficient liquidity to repay it.
The unaudited consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reporting expenses that may be necessary if the Company were unable to continue as a going concern.
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
Debt Issuance Costs
Debt issuance costs related to term debt are recorded as a direct deduction from the carrying value of the associated debt liability on the consolidated balance sheets. The costs are amortized using the effective interest rate method over the term of the related debt. Debt issuance costs related to revolving loans are recorded within other non-current assets and amortized straight-line over the term of the related debt. Amortization of debt issuance costs is recorded as a component of interest expense, net on the consolidated statements of operations and comprehensive income (loss). Costs incurred in connection with an expected refinancing, restructuring or debt issuance are capitalized and recorded within other non-current assets.
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
Commitments and Contingencies
From time to time, the Company is involved in various legal proceedings. While the Company intends to prosecute and defend any lawsuit vigorously, the Company presently believes that the ultimate outcome of any currently pending legal proceeding will not have any material adverse effect on its financial position, cash flows, or results of operations. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, which could impact the Company’s business and the results of operations for the period in which the ruling occurs or future periods. Based on the information available, the Company evaluates the likelihood of potential outcomes. The Company records the appropriate liability when the amount is deemed probable and reasonably estimable. In addition, the Company does not accrue for estimated legal fees and other directly related costs as they are expensed as incurred. The unaudited consolidated balance sheets do not include a liability for any potential obligations as of September 30, 2026 or December 31, 2025.
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
NOTE 2 – Restructuring, Contract Termination and Impairment Charges
2026 Restructuring Activity
The components of the restructuring, contract termination and impairment charges are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restructuring charges	$3,721	$1,572	$5,274	$15,803
Impairment charges	2,320	333	3,145	804
Contract termination charges (benefit)	—	35	(178)	1,423
Total restructuring, contract termination and impairment charges	$6,041	$1,940	$8,241	$18,030
The cost saving initiatives identified and executed upon during the nine months ended September 30, 2026 were designed to reduce operational expenditures over the long-term. The key cost saving initiatives and operational planning activities undertaken during the nine months ended September 30, 2026 were as follows:
•Restructuring
•expenses related to strategic consulting firms assisting in financial planning and project management activities, resulting in a restructuring charge of $2.1 million;
•retention payments to key personnel to support the sustainment of operations and focus on cost saving and operational improvements, resulting in recognition of restructuring charges of $1.2 million during the period;

•reduction in force (“RIF”) of management and non-management personnel in an effort to align headcount with the operational needs of the business resulting in a moderate decline in related expenses in the short term, with the significance of the savings anticipated to be recognized in future periods, resulting in a restructuring charge of $0.3 million; and
•see Facility Closures below for additional restructuring charges.
•Impairment Charges
•impairment of an underperforming retail store, resulting in a right-of-use (“ROU”) lease asset impairment charge of $0.7 million and impairment of property and equipment of $0.2 million, or an aggregate charge to expense of $0.9 million; and
•see Facility Closures below for additional impairment charges.
•Contract Termination
•early termination of the Company’s Salt Lake City distribution center lease to reduce fixed costs in the short term and in future periods, which resulted in a contract termination benefit of $0.2 million upon recognition of the lease modification.
•Facility Closures
•closure of Oru’s manufacturing facility to reduce fixed costs in the short term and in future periods, as well as eliminate the Company’s only manufacturing operation, resulting in recognition of restructuring charges of $0.6 million during the period related to severance and facility exit costs and impairment charges of $0.8 million, or an aggregate charge to expense of $1.4 million. Refer to Note 4, Inventory for additional information on a related inventory write-down recorded during the period; and
•closure of two distribution centers to reduce fixed costs in the short term and in future periods, resulting in the recognition of restructuring charges of $0.9 million, impairment of a ROU lease asset of $1.3 million, and impairment of property and equipment of $0.1 million, or an aggregate charge to expense of $2.3 million.
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
The cost saving initiatives identified and executed upon during the nine months ended September 30, 2025 were designed to reduce operational expenditures over the long-term. The key cost saving initiatives and operational planning activities undertaken during the nine months ended September 30, 2025 were as follows:
•Restructuring
•retention payments to key personnel to support the sustainment of operations and focus on cost saving and operational improvements, resulting in a restructuring charge of $5.7 million;
•RIF of management and non-management personnel in an effort to align headcount with the operational needs of the business resulting in a moderate decline in related expenses in the short term, with the significance of the savings anticipated to be recognized in future periods, resulting in a restructuring charge of $1.0 million; and
•expenses related to the strategic consulting firms discussed above, resulting in a restructuring charge of $7.0 million.
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
•Facility Closures
•closure of two distribution centers to reduce fixed costs in the short term and in future periods, as well as eliminate unnecessary capacity, resulting in restructuring charges of $1.5 million, impairment charges of $0.5 million, and contract termination of $0.2 million, or an aggregate charge to expense of $2.2 million.
The Company expects to continue to evaluate and identify additional cost-saving initiatives that it may execute in the near term, with potential expenses to be incurred at the onset of said initiative that will be reflected within restructuring, contract termination and/or impairment charges. As of September 30, 2026, the Company is unable to estimate the potential upfront costs of these future cost saving initiatives, due to their preliminary nature.
NOTE 3 – Revenue
The Company primarily engages in direct-to-consumer transactions, which are comprised of product sales directly from the Company’s website, and business-to-business transactions, or retail, which are comprised of product sales to retailers, including where possession of the Company’s products is taken and sold by the retailer in-store or online.

The following table disaggregates net sales by channel (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Direct-to-consumer	$33,205	$42,027	$107,226	$135,493
Retail	10,514	11,011	87,834	87,054
Net sales	$43,719	$53,038	$195,060	$222,547
The following table disaggregates net sales by product (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fire pits, griddles, coolers, and related accessories	$24,673	$30,792	$73,383	$95,218
Apparel, activewear, and swimwear	13,705	16,478	91,028	103,622
Paddle boards, kayaks, and related accessories	5,341	5,768	30,649	23,141
Other	—	—	—	566
Net sales	$43,719	$53,038	$195,060	$222,547
The following table disaggregates net sales by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$40,623	$49,092	$180,032	$206,333
International	3,096	3,946	15,028	16,214
Net sales	$43,719	$53,038	$195,060	$222,547
NOTE 4 – Inventory
Inventory consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Finished products on hand, net of inventory obsolescence reserve of $3.3 million and $3.5 million as of September 30, 2026 and December 31, 2025, respectively	$52,806	$69,193
Finished products in transit	6,436	10,783
Raw materials(1)	—	1,672
Inventory	$59,242	$81,648
(1)During the nine months ended September 30, 2026, the Company recognized inventory writedowns of $1.6 million, largely due to a $1.4 million inventory writedown of raw materials related to the closure of the Oru manufacturing facility within cost of goods sold on the unaudited consolidated statements of operations and comprehensive income (loss). See Note 2, Restructuring, Contract Termination and Impairment Charges for additional information on the Oru manufacturing facility closure.
NOTE 5 – Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Inventory deposits	$1,146	$2,341
Income tax receivables	2,405	1,641
Software	1,619	1,083
Payroll	1,171	—
Insurance	194	630
Other	4,110	2,887
Prepaid expenses and other current assets	$10,645	$8,582

NOTE 6 – Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Machinery	$13,704	$14,261
Leasehold improvements	9,917	10,892
Buildings	568	568
Furniture and fixtures	4,931	4,976
Software and website development	1,597	1,428
Computer and other equipment	985	1,118
Land	94	94
Construction in progress	217	513
Property and equipment, gross	32,013	33,850
Accumulated depreciation	(23,622)	(20,653)
Property and equipment, net	$8,391	$13,197
Depreciation and amortization expense for property and equipment was $1.7 million and $5.1 million for the three and nine months ended September 30, 2026, respectively, compared to $1.8 million and $5.7 million for the three and nine months ended September 30, 2025, respectively.
During the three and nine months ended September 30, 2026, the Company recognized impairments of property and equipment, net, of $0.3 million and $1.1 million, respectively, which was related to property and equipment associated with the impairment of two ROU leases during the three and nine months ended September 30, 2026, and the closure of the Oru manufacturing facility for the nine months ended September 30, 2026. See Note 2, Restructuring, Contract Termination and Impairment Charges for additional information.
NOTE 7 – Intangible Assets, Net
Intangible assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Gross carrying value
Brands	$205,614	$205,614
Trademarks	26,773	26,773
Customer relationships	31,128	31,128
Patents	17,988	16,739
Intangible assets, gross	281,503	280,254

Accumulated amortization and impairments(1)
Brands	(152,998)	(148,625)
Trademarks	(9,084)	(7,743)
Customer relationships	(14,467)	(12,594)
Patents	(11,353)	(10,455)
Accumulated amortization and impairments(1)	(187,902)	(179,417)
Intangible assets, net	$93,601	$100,837
(1) Includes aggregate impairments for brand of $77.3 million, trademarks of $7.1 million, customer relationships of $0.5 million and patents of $6.8 million as of September 30, 2026 and December 31, 2025.
NOTE 8 – Goodwill
The carrying value of goodwill at our Chubbies reporting unit, the only reporting unit with remaining goodwill, was $73.1 million as of September 30, 2026 and December 31, 2025.

NOTE 9 – Accrued Expenses and Other Current Liabilities
Significant accrued expenses and other current liabilities were as follows (in thousands):

	September 30, 2026	December 31, 2025
Leases	$5,084	$6,307
Inventory	3,629	8,572
Income taxes(1)	—	1,460
Payroll	1,894	1,410
Allowance for sales returns and rebates	5,606	6,908
Non-income taxes	1,652	1,877
Warranty	847	1,030
Other	2,571	3,279
Accrued expenses and other current liabilities	$21,283	$30,843
(1) The decrease in income taxes is primarily related to the Corporate Simplification, see Note 11, Income Taxes for further information.
NOTE 10 – Debt, Net
Debt, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Term loans	$257,838	$251,339
Unamortized debt issuance costs	(8,040)	(11,067)
Long-term debt, net	249,798	240,272
Plus: current portion of long-term debt	6,600	1,800
Total debt, net of debt issuance costs	$256,398	$242,072
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
Pursuant to the 2025 Credit Agreement, the maturity date of the 2025 Revolving Credit Facility and 2025 Term Loan is June 30, 2028. The Company commenced mandatory quarterly principal payments on the 2025 Term Loan during the fiscal quarter ending on June 30, 2026, based on the aggregate outstanding principal amount of 2025 Term Loan as of June 13, 2025 multiplied by 0.25%. We are required to make quarterly principal payments beginning with the fiscal quarter ending on June 30, 2027, based on the aggregate outstanding principal amount of the 2025 Term Loan as of June 13, 2025 multiplied by 1.00%.
Each of the 2025 Revolving Credit Facility and 2025 Term Loan bears interest at (depending on the Company’s election from time to time) either an adjusted term rate defined in the agreement based on SOFR or the base rate defined in the 2025 Credit Agreement, each plus an applicable margin. The interest was payable in kind (“PIK”), and thus capitalized thereon and increasing the principal balance thereof, on a quarterly basis through March 31, 2026. The interest is PIK (i) for the period beginning on April 1, 2026 and ending on March 31, 2027, upon the Company’s election, and (ii) after March 31, 2027, it is only payable in cash. The Company elected not to PIK interest for the three months ended June 30, 2026 and to PIK interest for the three months ended September 30, 2026. PIK capitalized for the three and nine months ended September 30, 2026 was $6.1 million and $11.9 million, respectively. As of September 30, 2026, the interest rate on the 2025 Term Loan was 9.57%, and the weighted-average interest rates on the 2025 Term Loan and 2025 Revolving Credit Facility for the nine months ended September 30, 2026 were 9.22% and 7.16%, respectively. The unfunded portion of the commitments under the 2025 Revolving Credit Facility will accrue an annual commitment fee of 0.50%.
As of September 30, 2026, availability for future draws on the 2025 Revolving Credit Facility based on the borrowing base as of such date was $50.3 million, net of $5.8 million of letters of credit issued and outstanding.
Pursuant to the 2025 Credit Agreement, the Company is required to comply with the following financial covenants:
•a maximum debt-to-EBITDA ratio, defined in the 2025 Credit Agreement as the Total Leverage Ratio and determined as of the last day of each fiscal quarter with EBITDA annualized for the most recent fiscal quarter, of 9.50 for the fiscal quarter ended September 30, 2026; 9.00 for the fiscal quarters ending December 31, 2026 and March 31, 2027; 8.25 for the fiscal quarters ending June 30, 2027 and September 30,

2027; 7.50 for the fiscal quarters ending December 31, 2027 and March 31, 2028; and 7.00 for the fiscal quarters ending June 30, 2028 and thereafter;
•a minimum EBITDA-to-fixed charges ratio, defined in the 2025 Credit Agreement as the Fixed Charge Coverage Ratio, and determined as of the last day of each fiscal quarter with EBITDA annualized for the most recent fiscal quarter, of 0.70 for the fiscal quarters ending September 30, 2026, December 31, 2026, and March 31, 2027; 0.75 for the fiscal quarters ending June 30, 2027 and September 30, 2027; 0.80 for the fiscal quarters ending December 31, 2027 and March 31, 2028; and 1.00 for the fiscal quarters ending June 30, 2028 and thereafter; and
•a minimum unrestricted cash plus undrawn availability on the 2025 Revolving Credit Facility amount, defined as Minimum Liquidity in the 2025 Credit Agreement, of $10 million average minimum liquidity covenant for the first three calendar months of each fiscal year and a $20 million average minimum liquidity covenant for the last nine calendar months of each fiscal year, which in each case as applicable, is tested on a monthly basis.
As of September 30, 2026, the Company was in compliance with all covenants under the 2025 Credit Agreement. For purposes of the above covenants, EBITDA is calculated as set forth in the 2025 Credit Agreement.
As of September 30, 2026, the future maturities of principal amounts of our total debt obligations through maturity consist of the following:

Years Ending December 31,	Amount
2026 (remaining three months)	$1,200
2027	7,800
2028	255,438
Total	$264,438
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
In connection with the Corporate Simplification, the Company separately assessed its valuation allowance, inclusive of realization of deferred tax liabilities within the consolidated group, including those associated with the Chubbies segment, to support the realizability of deferred tax assets. This resulted in the reduction of a portion of the Company’s existing valuation allowance and a corresponding recognition of an income tax benefit of $6.6 million during the nine months ended September 30, 2026.
Provision for Income Taxes
The income tax expense included in the consolidated statement of operations is based upon the estimated effective tax rate for the year, adjusted for the impact of discrete items which are accounted for in the period in which they occur.
The Company’s income tax expense (benefit) and effective income tax rate is as follows (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income (loss) before income taxes	$(21,872)	$(23,478)	$(38,209)	$(58,202)
Income tax expense (benefit)	(1,118)	(552)	(7,598)	4,068
Effective income tax rate	5.1%	2.4%	19.9%	(7.0)%
The change in effective income tax rate for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily driven by a prior period tax refund received and recorded in the current period. The change in the effective income tax rate for the nine months ended September 30, 2026 compared to nine months ended September 30, 2025 was primarily driven by the effects of the Corporate Simplification and related valuation release, as well as a tax refund received and recorded in the current period that was related to a prior period.
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
NOTE 13 – Fair Value Measurements
Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on a recurring basis on our consolidated balance sheets include cash and cash equivalents, restricted cash, accounts receivable, net, accounts payable, and debt. The fair value of the Company's cash and cash equivalents, accounts receivable, net and accounts payable approximate their carrying values due to the short-term nature of the instruments.
The Company’s outstanding debt under the 2025 Credit Agreement, as discussed in Note 10, Debt, Net, is recorded at principal amounts. The 2025 Term Loan’s principal balance includes PIK and its carrying value is reduced by unamortized debt issuance costs.
As of September 30, 2026, the Company transferred its outstanding debt under the Term Loan Facility and the Revolving Credit Facility from Level 2 to Level 3 in the fair value hierarchy. The fair value of the outstanding debt was calculated based on an expected cash flow approach, which probability weights performing and non-performing scenarios using recovery rate assumptions. Because these assumptions are key components to the valuation and are unobservable inputs, the measurement is classified as Level 3. As of September 30, 2026, the Company’s debt had an aggregate principal amount of $264.4 million and a fair value amount of $226.8 million. As of December 31, 2025, the principal amount of the Company's outstanding debt was $253.1 million, which approximated fair value using Level 2 inputs as the debt had recently issued.
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
The following table sets forth the calculation of the basic and diluted net income (loss) per share for the Company’s Class A common stock (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(20,754)	$(22,926)	$(30,611)	$(62,270)
Less: net income (loss) attributable to non-controlling interests	—	(7,900)	—	(21,584)
Net income (loss) attributable to Solo Brands, Inc.	$(20,754)	$(15,026)	$(30,611)	$(40,686)

Weighted average shares of Class A common stock outstanding - basic and diluted	2,569	1,629	2,546	1,530

Net income (loss) per share of Class A common stock outstanding - basic and diluted	$(8.08)	$(9.22)	$(12.03)	$(26.59)
NOTE 15 – Variable Interest Entities
Consolidated Variable Interest Entities (“VIE”)
As of September 30, 2026 and December 31, 2025, we consolidated one entity that is a VIE, that relates to a manufacturing entity for Oru, for which we are the primary beneficiary. Through a management agreement governing the entity, we manage the entity and handle all day-to-day operating decisions. Accordingly, we have the decision-making power over the activities that most significantly impact the economic performance of our VIE and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, manufacturing schedules, production processes, units of production and types of products. The Company is contractually obligated to provide financial support to the VIE.
In June 2026, the Company initiated the process for closing the Oru manufacturing facility which resulted in an impairment of the VIE’s property and equipment, net, of $0.3 million. See Note 2, Restructuring, Contract Termination and Impairment Charges for more information. There was no change to the VIE determination as a result of this closure as of September 30, 2026.
Total assets of the VIE included on the consolidated balance sheets as of September 30, 2026 and December 31, 2025 were $1.4 million and $1.5 million, respectively. Total liabilities of the VIE included on the consolidated balance sheets as of September 30, 2026 and December 31, 2025 were $0.2 million and $0.2 million, respectively, and excludes an intercompany note payable to the Company of $3.1 million and $2.5 million, respectively, which is eliminated in consolidation.
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
NOTE 16 – Segments
The Company conducts its worldwide operations through operating segments, each of which represents major product lines. Operations are conducted in the U.S. and various foreign locations, primarily in Europe, Canada, and Asia-Pacific. Segment reporting is based upon the “management approach,” i.e., how we organize operating segments for which separate financial information is (i) available and (ii) evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer.
During the three months ended June 30, 2026, the ISLE and Oru operating segments were revised into one operating and reportable segment, Watersports, to align with how separate financial information is evaluated by the CODM, and how that information is used to assess performance and allocate resources.
The Company’s revised three reportable segments are as follows:

Reportable Segment	Key Brands	Description of Primary Products
Solo Stove	Solo Stove and TerraFlame(1)	Fire pits, griddles, coolers, and related accessories
Chubbies	Chubbies and Cheekies	Premium casual apparel, activewear, and swimwear
Watersports	ISLE and Oru	Inflatable and hard paddle boards, folding kayaks, and related accessories
(1) While certain assets and manufacturing operations of the TerraFlame business were disposed of during the second quarter of 2025, the Company continues to be sole distributor of TerraFlame products and recognizes the resulting profit or loss from the Company’s distribution activities within the Solo Stove reportable segment.
All prior period comparative segment information has been recast to reflect our segment determination made as of June 30, 2026.
IcyBreeze, which was wound down during the fourth quarter of 2024 and whose brand name has been discontinued, did not meet the criteria necessary to be considered a reportable segment. IcyBreeze’s trailing results are included within All Other for the three and nine months ended September 30, 2025.
Our CODM relies on internal management reporting that analyzes our segments’ adjusted EBITDA, which he utilizes to assess performance as compared to historical results and budget and forecast amounts, and allocate capital and investment in new products. The CODM also uses segment adjusted EBITDA to determine product pricing and strategy, and marketing spending relative to revenue returns. As segment assets are not reported to or used by the CODM to measure business performance or allocate resources, total segment assets are not presented below.
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

The following tables present segment information for net sales, significant expenses and the reconciliation of segment adjusted EBITDA to consolidated income (loss) before taxes (in thousands):

	Three Months Ended September 30, 2026				Three Months Ended September 30, 2025
	Solo Stove	Chubbies	Watersports	Total	Solo Stove	Chubbies	Watersports	Total
Net sales	$24,673	$13,705	$5,341	$43,719	$30,792	$16,478	$5,768	$53,038
Reconciliation to consolidated net sales:
All other				—				—
Consolidated net sales				$43,719				$53,038

Cost of goods sold	$9,457	$4,031	$2,344		$11,958	$6,592	$2,642
Marketing expense	4,377	2,957	826		6,676	2,928	824
Employee-related compensation	1,902	2,123	253		2,348	3,210	491
Other segment operating expenses(1)	6,606	4,432	1,440		8,447	4,979	1,331
Segment adjusted EBITDA	$2,331	$162	$478	$2,971	$1,363	$(1,231)	$480	$612
All other segment adjusted EBITDA(2)				—				1
Corporate and other non-segment operating expenses(3)				(7,171)				(9,026)
Restructuring, contract termination and impairment charges				(6,041)				(1,940)
Depreciation and amortization expenses				(4,180)				(5,824)
Interest expense, net				(7,504)				(7,556)
Other non-operating income (expense)				53				255
Income (loss) before income taxes				$(21,872)				$(23,478)

Depreciation and amortization expenses (disaggregated):
Solo Stove				$2,745				$4,287
Chubbies				1,416				1,384
Watersports				19				145
All Other				—				8
Depreciation and amortization expenses				$4,180				$5,824

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
	Solo Stove	Chubbies	Watersports	Total	Solo Stove	Chubbies	Watersports	Total
Net sales	$73,383	$91,028	$30,649	$195,060	$95,218	$103,622	$23,141	$221,981
Reconciliation to consolidated net sales:
All other				—				566
Consolidated net sales				$195,060				$222,547

Cost of goods sold(4)	$28,001	$33,421	$18,405		$37,158	$42,591	$11,189
Marketing expense	15,456	11,709	2,389		21,476	10,453	2,776
Employee-related compensation	5,882	7,385	915		8,471	10,054	1,993
Other segment operating expenses(1)	19,751	18,266	3,611		24,842	18,983	4,342
Segment adjusted EBITDA	$4,293	$20,247	$5,329	$29,869	$3,271	$21,541	$2,841	$27,653
All other Segment adjusted EBITDA(2)				—				(195)
Corporate and other non-segment operating expenses(3)(4)				(24,651)				(26,976)
Restructuring, contract termination and impairment charges				(8,241)				(18,030)
Depreciation and amortization expenses				(12,622)				(19,107)
Interest expense, net				(22,884)				(19,115)
Other non-operating income (expense)				320				(2,432)
Income (loss) before income taxes				$(38,209)				$(58,202)

Depreciation and amortization expenses (disaggregated):
Solo Stove				$8,152				$14,095
Chubbies				4,294				4,170
Watersports				176				791
All Other				—				51
Depreciation and amortization expenses				$12,622				$19,107
(1)Includes expenses for seller fees, shipping and fulfillment, along with certain fixed and other variable expenses incurred in the normal course of business.
(2)Includes net sales and expenses of our operating segments that did not meet the requirements to be considered a reportable segment, which includes the results of IcyBreeze for the three and nine months ended September 30, 2025, as well as the consolidating elimination entries that are not specific to our reportable segments.
(3)Includes corporate general and administrative service expenses of $5.2 million and $16.9 million for the three and nine months ended September 30, 2026, respectively, and $5.9 million and $18.6 million for the three and nine months ended September 30, 2025, respectively, with the remaining non-segment operating expenses being primarily fixed costs.
(4)Cost of goods sold excludes $1.6 million of inventory charges associated with restructuring and consolidation activities for the nine months ended September 30, 2026, largely the result of a $1.4 million inventory writedown of raw materials related to the closure of the Oru manufacturing facility within the Watersports segment, as these charges are not considered a component of segment adjusted EBITDA.
Net sales exclude all intercompany sales between our reportable segments and All Other, as well as related profits, which were not material for the three and nine months ended September 30, 2026 and 2025.
NOTE 17 – Related Parties
The Company occasionally enters into transactions with related parties in the normal course of business. One related party, which is wholly owned by an employee of Solo Brands and this employee’s immediate family, purchases merchandise from Solo Brands to sell in a certain geographical market, which is included in net sales on the unaudited consolidated statements of operations and comprehensive income (loss). As of September 30, 2026, this employee is no longer affiliated with the Company and the customer is no longer considered a related party. There were nominal net sales associated with this related party for the three and nine months ended September 30, 2026 and 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In the following discussion, references to “we,” “us,” “our,” the “Company,” and similar references mean Solo Brands, Inc. and its consolidated subsidiaries, unless the context otherwise requires. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report, as well as our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”). Some of the numbers included herein have been rounded for the convenience of the presentation. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Part I, Item 1A, “Risk Factors” of our 2025 Form 10-K, Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026, and elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2026 (“Quarterly Report”). See further our “Forward-Looking Statements” in this Quarterly Report.
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
IcyBreeze, which was wound down during the fourth quarter of 2024 and whose brand name has been discontinued, did not meet the criteria necessary to be considered a reportable segment. IcyBreeze’s trailing results are included within our consolidated results for the three and nine months ended September 30, 2025. In 2025, the Company completed the disposition of the manufacturing operations for the TerraFlame brand. However, we continue to own the intellectual property of TerraFlame, as well as sole distribution rights of TerraFlame branded products.
Net sales decreased to $43.7 million and $195.1 million for the three and nine months ended September 30, 2026, respectively, from $53.0 million and $222.5 million for the three and nine months ended September 30, 2025, respectively. These decreases in net sales were driven by the decline in net sales within the Solo Stove and Chubbies segments, which were primarily within the DTC channel at each segment. For the nine month period, these decreases were partially offset by higher retail net sales in the Watersports segment.
While net sales decreased for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, loss from operations improved to $14.4 million and $15.6 million for the three and nine months ended September 30, 2026, respectively, compared to $16.2 million and $36.7 million for the three and nine months ended September 30, 2025, respectively. These changes were primarily driven by effective management of operating expenses to align with the decline in net sales, particularly advertising and marketing costs, but also including payroll and distribution costs rightsizing.
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
We began receiving refunds in May 2026 and elected to recognize these tariff refunds in accordance with gain contingency accounting under ASC 450-30, Gain Contingencies. Refunds are initially recorded as a reduction to the carrying value of inventory to the extent the related goods remain on hand, and are recognized as a reduction to cost of goods sold as that inventory is sold. Interest received is recorded as interest income within interest expense, net.
During the three and nine months ended September 30, 2026, we received $0.6 million and $10.5 million, respectively, in IEEPA tariff refunds. Of the total IEEPA refund amounts, during the three and nine months ended September 30, 2026, $3.0 million and $8.9 million were recorded as a reduction to cost of goods sold, respectively, and $0.0 million and $0.3 million were recorded as interest income within interest expense, net, respectively, on the unaudited consolidated statements of operations and comprehensive income (loss). As of September 30, 2026, $1.3 million was recorded as a reduction to inventory on the unaudited consolidated balance sheets.
We filed for $10.5 million of IEEPA tariff refunds and, as of September 30, 2026, we have received the full amount. We continue to monitor developments related to these IEEPA tariff refunds and assess the potential impact on our consolidated financial statements.
Macroeconomic Factors
Current macroeconomic factors, including overall economic and political uncertainty and unrest, financial and capital markets instability, new or increasing tariffs, high interest rates and high inflation, remain very dynamic and highly uncertain. The effects of the macroeconomic environment could further reduce our net sales or negatively impact our gross profit margin, net income (loss), or cash flows.
Other Key Factors Affecting Our Financial Condition and Results of Operations
Trends in Seasonality
Our business is affected by the general seasonal trends reflecting our portfolio of outdoor lifestyle products, and our net sales have historically been highest in the second quarter and the fourth quarter. The timing of net sales within our retail channel can fluctuate depending on the seasonal needs of our retail customers.
2026 Restructuring Activity
The cost saving initiatives identified and executed upon during the nine months ended September 30, 2026 were designed to reduce operational expenditures over the long-term. The key cost saving initiatives and operational planning activities undertaken during the nine months ended September 30, 2026 were as follows:
•Restructuring
•expenses related to strategic consulting firms assisting in financial planning and project management activities;
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
•Impairment Charges
•impairment of an underperforming retail store
•Contract Termination
•early termination of our Salt Lake City distribution center lease to reduce fixed costs in the short term and in future periods.
•Facility Closures
•closure of Oru’s manufacturing facility to reduce fixed costs in the short term and in future periods, as well as eliminate our only manufacturing operation.
•closure of two distribution centers to reduce fixed costs in the short term and in future periods

While these activities were intended to provide future benefit to us, most of these activities required up-front cash outlays. In order to fund these cash outlays, we used cash from operations and borrowings under the current revolving credit facility. The following table outlines the cash outlays and the period in which they occurred (in thousands):

Activity	Cash Outlay	Period
Retention payments to key personnel	$2,231	Q2 2026
Reduction in force	344	Q1 and Q2 2026
Contract termination	73	Q2 2026
Engagement of strategic consulting firms	1,991	Q1 - Q3 2026
Facility closures	792	Q2 and Q3 2026
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
The cost saving initiatives identified and executed during the nine months ended September 30, 2025 were designed to reduce operational expenditures over the long-term. The key cost saving initiatives and operational planning activities undertaken during the nine months ended September 30, 2025 were as follows:
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
While these activities were intended to provide future benefit to us, most of these activities required up-front cash outlays. In order to fund these cash outlays, we used cash from operations and borrowings under the prior revolving credit facility. The following table outlines the cash outlays and the period in which they occurred (in thousands):

Activity	Cash Outlay	Period
Retention payments to key personnel	$5,655	Q2 2025
Reduction in force	914	Fiscal year 2025
Engagement of strategic consulting firms	7,187	Fiscal year 2025
Facility closures	976	Q1 & Q3 2025
The 2025 restructuring activity was concluded in the fourth quarter of 2025.
Components of Our Results of Operations
Net Sales
Net sales are comprised of DTC and retail channel sales to retail partners. Net sales within all channels reflect the impact of partial shipments, product returns, and discounts for certain sales programs or promotions.
Gross Profit and Gross Profit Margin
Gross profit reflects net sales less cost of goods sold, which primarily includes the purchase cost of our products from our third-party manufacturers, inbound freight and duties, net of IEEPA tariff refunds, costs related to manufacturing of certain of our products (prior to the closure of our remaining manufacturing facility), product quality testing and inspection costs, and depreciation on molds and equipment that we own.

Operating Expenses
Operating expenses consist of the following items:
•Selling, General & Administrative Expenses - Selling, general & administrative expenses consist primarily of marketing costs, wages, equity-based compensation expense, benefits costs, costs of our warehousing and logistics operations, costs of operating on third-party DTC marketplaces, professional fees and services, costs of shipping product to our customers and general corporate expenses.
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
Interest Expense, Net
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
Segment Operating Expenses
Segment operating expenses consist of (1) marketing expenses, (2) employee-related compensation, such as wages and benefits, and (3) other segment operating expenses, which primarily consist of shipping and fulfillment-related expenses.
Consolidated Results for the Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
Consolidated Net Sales, Cost of Goods Sold, Gross Profit, and Gross Profit Margin

	Three Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%
Net sales	$43,719	$53,038	$(9,319)	(17.6)%
Direct-to-consumer net sales	33,205	42,027	(8,822)	(21.0)%
Retail net sales	10,514	11,011	(497)	(4.5)%

Cost of goods sold	16,003	21,192	(5,189)	(24.5)%
Gross profit	$27,716	$31,846	$(4,130)	(13.0)%
Gross profit margin (Gross profit as a % of net sales)(1)	63.4%	60.0%		340
(1)Change in gross profit margin period over period in basis points
Net sales decreased for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by a decrease in net sales across the DTC channel within the Solo Stove segment, as well as the Chubbies and Watersports segments, to a lesser extent.
Cost of goods sold decreased for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by lower net sales.

Gross profit decreased for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, as a result of the decrease in net sales, partially offset by the increase in gross profit margin. The increase in gross profit margin was primarily driven by reduced promotional activity and, to a lesser extent, the benefit recognized from prior period IEEPA tariff refunds received during the current period.
Consolidated Operating Expenses

	Three Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%
Selling, general & administrative expenses	$31,596	$39,495	$(7,899)	(20.0)%
Depreciation and amortization expenses	4,180	5,824	(1,644)	(28.2)%
Restructuring, contract termination and impairment charges	6,041	1,940	4,101	211.4%
Other operating expenses	320	764	(444)	(58.1)%
Total operating expenses	$42,137	$48,023	$(5,886)	(12.3)%
Selling, general & administrative expenses decreased for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily reflective of our leaner operations, which resulted in decreases in payroll, marketing, seller fees, fulfillment, and shipping costs.
Depreciation and amortization expenses decreased for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to the impairment of intangible assets during the prior year.
Restructuring, contract termination and impairment charges increased for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to impairments of long-lived assets related to a distribution center closure and an underperforming retail store, as well as increases in costs for strategic consulting firms engaged for operational and financial performance improvements, restructuring-related employee costs, and one-time expenses related to distribution center closures.
Consolidated Interest Expense, Net

	Three Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%
Interest expense, net	$7,504	$7,556	$(52)	(0.7)%
Interest expense, net decreased for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to lower weighted-average interest rates, partially offset by higher average borrowings outstanding.
Consolidated Income Taxes

	Three Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%
Income tax expense (benefit)	$(1,118)	$(552)	$(566)	102.5%
Income tax benefit increased for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by a prior period tax refund received and recorded in the current period.
Consolidated Results for the Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
Consolidated Net Sales, Cost of Goods Sold, Gross Profit, and Gross Profit Margin

	Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%
Net sales	$195,060	$222,547	$(27,487)	(12.4)%
Direct-to-consumer net sales	107,226	135,493	(28,267)	(20.9)%
Retail net sales	87,834	87,054	780	0.9%

Cost of goods sold	81,422	91,497	(10,075)	(11.0)%
Gross profit	113,638	131,050	(17,412)	(13.3)%
Gross profit margin (Gross profit as a % of net sales)(1)	58.3%	58.9%		(60)
(1)Change in gross profit margin period over period in basis points
Net sales decreased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily the result of the decrease in both DTC and retail channel net sales within the Solo Stove segment, and, to a lesser extent, declines in both channels within the Chubbies segment, partially offset by an increase in retail channel sales within the Watersports segment.

Cost of goods sold decreased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by lower net sales, reduced promotional activity and the benefit recognized from prior period IEEPA tariff refunds received during the current period, partially offset by change in channel mix and a raw material inventory write-off related to the closure of Oru’s manufacturing facility.
Gross profit decreased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, largely as a result of the decrease in net sales and, to a lesser degree, the decrease in gross profit margin. The decrease in gross profit margin was driven by change in channel mix and a raw material inventory write-off related to the closure of Oru’s manufacturing facility, partially offset by lower promotional activity and the benefit recognized from prior period IEEPA tariff refunds received during the current period.
Consolidated Operating Expenses

	Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%
Selling, general and administrative expenses	$107,410	$126,171	$(18,761)	(14.9)%
Depreciation and amortization expenses	12,622	19,107	(6,485)	(33.9)%
Restructuring, contract termination and impairment charges	8,241	18,030	(9,789)	(54.3)%
Other operating expenses	1,010	4,397	(3,387)	(77.0)%
Total operating expenses	$129,283	$167,705	$(38,422)	(22.9)%
Selling, general & administrative expenses decreased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily reflective of our leaner operations, which resulted in decreases in payroll, marketing, seller fees, and shipping costs.
Depreciation and amortization expenses decreased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to the impairment of intangible assets during the prior year.
Restructuring, contract termination and impairment charges decreased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to decreased costs associated with strategic consulting firms for operational performance improvements, restructuring-related employee costs, and the termination of an underperforming licensing agreement compared to the prior year period. These decreases were partially offset by impairments of long-lived assets related to a distribution center closure, an underperforming retail store, and the closure of Oru’s manufacturing facility in the current period.
Other operating expenses decreased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to higher strategic consulting engagements in the prior year period, and the loss recognized from the disposition of the TerraFlame manufacturing operations in the second quarter of 2025.
Consolidated Interest Expense, Net

	Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%
Interest expense, net	$22,884	$19,115	$3,769	19.7%
Interest expense, net increased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to an increase in amortization of debt issuance costs, higher weighted-average interest rates, and decreased interest income, partially offset by lower average borrowings outstanding.
Consolidated Income Taxes

	Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%
Income tax expense (benefit)	$(7,598)	$4,068	$(11,666)	*
*not meaningful
Income tax benefit for the nine months ended September 30, 2026 compared to income tax expense for the nine months ended September 30, 2025, was primarily driven by the effects of the Corporate Simplification and related valuation release, as well as a prior period tax refund received and recorded in the current period.

Segment Results
The discussion below is presented for Solo Stove, Chubbies, and Watersports reporting segments.
Solo Stove Segment Results for the Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

	Three Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%
Net sales	$24,673	$30,792	$(6,119)	(19.9)%
Direct-to-consumer net sales	18,615	23,787	(5,172)	(21.7)%
Retail net sales	6,058	7,005	(947)	(13.5)%

Cost of goods sold	9,457	11,958	(2,501)	(20.9)%

Segment operating expenses	12,885	17,471	(4,586)	(26.2)%
Marketing expenses	4,377	6,676	(2,299)	(34.4)%
Employee-related compensation	1,902	2,348	(446)	(19.0)%
Other segment operating expenses	6,606	8,447	(1,841)	(21.8)%
Net sales decreased for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, reflecting lower unit volumes in core fire pits partially mitigated by new product introductions, as well as softness in the retail channel.
Cost of goods sold decreased for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily in line with the decrease in net sales..
Segment operating expenses decreased for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily the result of a decrease in brand-level marketing expenses and payroll as we streamline operations to be more in line with reduced sales and a decrease in other segment operating expenses driven by a decrease in seller fees and shipping expenses, both stemming from the decline in DTC channel net sales.
Solo Stove Segment Results for the Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

	Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%
Net sales	$73,383	$95,218	$(21,835)	(22.9)%
Direct-to-consumer net sales	55,937	70,940	(15,003)	(21.1)%
Retail net sales	17,446	24,278	(6,832)	(28.1)%

Cost of goods sold	28,001	37,158	(9,157)	(24.6)%

Segment operating expenses	41,089	54,789	(13,700)	(25.0)%
Marketing expenses	15,456	21,476	(6,020)	(28.0)%
Employee-related compensation	5,882	8,471	(2,589)	(30.6)%
Other segment operating expenses	19,751	24,842	(5,091)	(20.5)%
Net sales decreased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, reflecting lower unit volumes in core fire pits partially mitigated by new product introductions, as well as softness in the retail channel.
Cost of goods sold decreased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily in line with the decrease in net sales and benefited from prior period IEEPA tariff refunds received during the current period.
Segment operating expenses decreased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily the result of a decrease in brand-level marketing expenses and payroll as we streamline operations to be more in line with reduced sales and a decrease in other segment operating expenses driven by a decrease in seller fees and shipping expenses, both stemming from the decline in DTC channel net sales.

Chubbies Segment Results for the Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

	Three Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%
Net sales	$13,705	$16,478	$(2,773)	(16.8)%
Direct-to-consumer net sales	10,608	12,272	(1,664)	(13.6)%
Retail net sales	3,097	4,206	(1,109)	(26.4)%

Cost of goods sold	4,031	6,592	(2,561)	(38.9)%

Segment operating expenses	9,512	11,117	(1,605)	(14.4)%
Marketing expenses	2,957	2,928	29	1.0%
Employee-related compensation	2,123	3,210	(1,087)	(33.9)%
Other segment operating expenses	4,432	4,979	(547)	(11.0)%
Net sales decreased for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, reflecting variability in customer demand within both the DTC and retail channels.
Cost of goods sold decreased for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to lower sales and the benefit from prior period IEEPA tariff refunds received during the current period.
Segment operating expenses decreased for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by a decrease in payroll.
Chubbies Segment Results for the Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

	Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%
Net sales	$91,028	$103,622	$(12,594)	(12.2)%
Direct-to-consumer net sales	40,470	49,206	(8,736)	(17.8)%
Retail net sales	50,558	54,416	(3,858)	(7.1)%

Cost of goods sold	33,421	42,591	(9,170)	(21.5)%

Segment operating expenses	37,360	39,490	(2,130)	(5.4)%
Marketing expenses	11,709	10,453	1,256	12.0%
Employee-related compensation	7,385	10,054	(2,669)	(26.5)%
Other segment operating expenses	18,266	18,983	(717)	(3.8)%
Net sales decreased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, reflecting variability in customer demand within both the DTC and retail channels.
Cost of goods sold decreased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to lower sales and the benefit from prior period IEEPA tariff refunds received during the current period.
Segment operating expenses decreased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by a decrease in payroll, partially offset by an increase in marketing expenses.

Watersports Segment Results for the Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

	Three Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%
Net sales	$5,341	$5,768	$(427)	(7.4)%
Direct-to-consumer net sales	3,982	5,968	(1,986)	(33.3)%
Retail net sales	1,359	(200)	1,559	*

Cost of goods sold	2,344	2,642	(298)	(11.3)%

Segment operating expenses	2,519	2,646	(127)	(4.8)%
Marketing expenses	826	824	2	0.2%
Employee-related compensation	253	491	(238)	(48.5)%
Other segment operating expenses	1,440	1,331	109	8.2%
*not meaningful
Net sales decreased for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, reflecting softer sales on less promotional activity within the DTC channel, partially offset by increased customer demand within the retail channel.
Cost of goods sold decreased for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily the result of the decrease in net sales and change in channel mix.
Segment operating expenses decreased for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to a decrease in payroll.
Watersports Segment Results for the Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

	Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%
Net sales	$30,649	$23,141	$7,508	32.4%
Direct-to-consumer net sales	10,819	15,347	(4,528)	(29.5)%
Retail net sales	19,830	7,794	12,036	154.4%

Cost of goods sold	18,405	11,189	7,216	64.5%

Segment operating expenses	6,915	9,111	(2,196)	(24.1)%
Marketing expenses	2,389	2,776	(387)	(13.9)%
Employee-related compensation	915	1,993	(1,078)	(54.1)%
Other segment operating expenses	3,611	4,342	(731)	(16.8)%
Net sales increased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, reflecting an expanded partnership with a key customer within the retail channel, partially offset by softer sales on less promotional activity within the DTC channel.
Cost of goods sold increased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily the result of the increase in net sales and change in channel mix.
Segment operating expenses decreased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to a decrease in payroll, coupled with a decrease in other segment operating expenses driven by a decrease in seller fees and shipping expenses, stemming from the decline in DTC channel net sales.
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
The table below reflects our sources, facilities and availability of liquidity as of September 30, 2026. See below for details on our outstanding debt balance as of September 30, 2026.

(in thousands)	Utilized	Availability
Cash and cash equivalents		$40,197
2025 Revolving Credit Facility	$—	50,261
2025 Term Loan	264,438	—
We must comply with financial covenants under the 2025 Credit Agreement (as defined below), including a minimum fixed charge coverage ratio, a maximum leverage ratio, and a minimum liquidity amount, as well as other non-financial covenants, as described in further detail below and in Note 10, Debt, Net. As of September 30, 2026, we were in compliance with such covenants applicable as of such date under the 2025 Credit Agreement.
Going Concern
In evaluating our ability to continue as a going concern for the twelve months following the issuance of these unaudited consolidated financial statements, management projects compliance with these financial covenants. However, the risks associated with variability in our operating performance could affect management’s forecast and whether we are able to maintain compliance with the maximum total leverage ratio covenant over the next year. Accordingly, there is substantial doubt about our ability to continue as a going concern within one year after the issuance of these unaudited consolidated financial statements.
Management has developed plans intended to mitigate these downside risk conditions, including optimization of the Company's distribution and fulfillment network, reductions in cost of goods sold, reductions in marketing spend and other fixed operating costs, and prioritization of available cash towards debt and other obligations. Certain of these cost savings and operational initiatives are discussed in Note 2, Restructuring, Contract Termination and Impairment Charges. However, these plans are not entirely within the Company’s control and cannot be assessed as being probable of occurring or of mitigating noncompliance with the maximum total leverage ratio covenant. Accordingly, the plans to mitigate these downside risk conditions do not fully alleviate the substantial doubt about our ability to continue as a going concern for at least the twelve months following the issuance of these unaudited consolidated financial statements.
If we do not achieve the expected benefits from these operational initiatives or if operating results or liquidity deteriorate, we could be required to seek additional capital through equity or debt financing or other sources. We are evaluating strategies to address the possible covenant noncompliance, which includes seeking an amendment or waiver of the maximum total leverage ratio covenant from the lenders under the 2025 Credit Agreement, refinancing or restructuring the debt, issuing new debt or equity, or entering into other financing arrangements. There can be no assurance that such financing, amendment, waiver or other relief from the lenders would be available on acceptable terms, or at all. Similarly, there can be no assurance that we will be able to refinance or restructure its debt, or execute any further cost savings or operational improvements.
If we are not in compliance with the maximum total leverage ratio covenant as of the end of any such test period and the failure is not cured or waived, an event of default would occur under the 2025 Credit Agreement. Upon the determination of an event of default under the 2025 Credit Agreement, the lenders could elect to declare all amounts outstanding under the 2025 Credit Agreement immediately due and payable and exercise other remedies as set forth in the 2025 Credit Agreement. If the maturity of the debt were accelerated, we would not have sufficient liquidity to repay it.
Revolving Credit Facilities and Term Loans
On June 13, 2025, we entered into Amendment No. 4 to Credit Agreement and Limited Waiver and Amendment No. 1 to Security Agreement (the “2025 Credit Agreement”) with JPMorgan Chase Bank, N.A., the Lenders and L/C Issuers party thereto (each as defined therein) and the other parties thereto. The 2025 Credit Agreement consists of the following: (i) revolving commitments under the Revolving Credit Facility in an aggregate amount equal to $90 million (the “2025 Revolving Credit Facility”), subject to availability under the borrowing base set forth in the 2025 Credit Agreement; and (ii) refinancing term loans, including our prior term loan (the “2025 Term Loan”) in an aggregate principal amount equal to $240 million. The 2025 Revolving Credit Facility also includes the ability to issue up to $20 million in letters of credit, with $5.8 million of letters of credit issued and outstanding as of September 30, 2026. While our issuance of letters of credit does not increase our borrowings outstanding under the 2025 Revolving Credit Facility, it does reduce the amounts available under the 2025 Revolving Credit Facility.
Under the 2025 Credit Agreement, the maturity date of the 2025 Revolving Credit Facility and the 2025 Term Loan is June 30, 2028. We commenced mandatory quarterly principal payments on the 2025 Term Loan during the fiscal quarter ending on June 30, 2026, based on the aggregate outstanding principal amount of the 2025 Term Loan as of June 13, 2025 multiplied by 0.25%. We are required to make increased quarterly principal payments beginning with the fiscal quarter ending on June 30, 2027, based on the aggregate outstanding principal amount of the 2025 Term Loan as of June 13, 2025 multiplied by 1.00%.

Each of the 2025 Revolving Credit Facility and the 2025 Term Loan bears interest at (depending on our election from time to time) either an adjusted term rate defined in the agreement based on SOFR or the base rate defined in the 2025 Credit Agreement, each plus an applicable margin. The interest was payable in kind (“PIK”), and thus capitalized thereon and increasing the principal balance thereof, on a quarterly basis through March 31, 2026. The interest is PIK (i) for the period beginning on April 1, 2026 and ending on March 31, 2027, upon our election, and (ii) after March 31, 2027, it is only payable in cash. We elected not to PIK interest for the period beginning April 1, 2026 through June 30, 2026 and elected to PIK interest for the period beginning July 1, 2026 through September 30, 2026. The unfunded portion of the commitments under the 2025 Revolving Credit Facility will accrue an annual commitment fee.
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
In addition, pursuant to the 2025 Credit Agreement, we are required to comply with the following financial covenants:
•a maximum debt-to-EBITDA ratio, defined in the 2025 Credit Agreement as the Total Leverage Ratio and determined as of the last day of each fiscal quarter with EBITDA annualized for the most recent fiscal quarter, of 9.50 for the fiscal quarter ended September 30, 2026; 9.00 for the fiscal quarters ending December 31, 2026 and March 31, 2027; 8.25 for the fiscal quarters ending June 30, 2027 and September 30, 2027; 7.50 for the fiscal quarters ending December 31, 2027 and March 31, 2028; and 7.00 for the fiscal quarters ending June 30, 2028 and thereafter;
•a minimum EBITDA-to-fixed charges ratio, defined in the 2025 Credit Agreement as the Fixed Charge Coverage Ratio, and determined as of the last day of each fiscal quarter with EBITDA annualized for the most recent fiscal quarter, of 0.70 for the fiscal quarters ending September 30, 2026, December 31, 2026, and March 31, 2027; 0.75 for the fiscal quarters ending June 30, 2027 and September 30, 2027; 0.80 for the fiscal quarters ending December 31, 2027 and March 31, 2028; and 1.00 for the fiscal quarters ending June 30, 2028 and thereafter; and
•a minimum unrestricted cash plus undrawn availability on the 2025 Revolving Credit Facility amount, defined in the 2025 Credit Agreement as Minimum Liquidity, of $10 million average minimum liquidity covenant for the first three calendar months of each fiscal year and a $20 million average minimum liquidity covenant for the last nine calendar months of each fiscal year, which in each case as applicable, is tested on a monthly basis.
For purposes of the above covenants, EBITDA is calculated as set forth in the 2025 Credit Agreement.
Cash Flows

	Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%
Cash flows provided by (used in):
Operating activities	$26,021	$(53,019)	$79,040	149.1%
Investing activities	(5,040)	(9,590)	4,550	47.4%
Financing activities	(728)	66,775	(67,503)	(101.1)%
Operating activities
The $79.0 million increase in cash provided by operating activities period over period, was primarily due to a $48.1 million decline in cash usage from changes in operating assets and liabilities (“working capital”), which was driven by accounts payable reductions in the prior year period, and a $30.9 million increase in net income (loss) after non-cash adjustments, primarily driven by a reduction in net loss.
Investing activities
The $4.6 million decrease in cash used in investing activities in the current period when compared to the prior period was due to a decrease in capital expenditures, primarily driven by the implementation of Solo Stove’s web site relaunch in the prior year period.
Financing activities
The $67.5 million increase in cash used in financing activities in the current period when compared to the prior year period was primarily driven by a $70.1 million decrease in cash provided by net debt activity, inclusive of borrowings, repayments and debt issuance costs in relation to the 2025 Credit Agreement in the prior year period.
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
See Note 2, Significant Accounting Policies, to the audited consolidated financial statements included in our 2025 Form 10-K for more information about our significant accounting policies, including our critical accounting policies. The critical accounting estimates that reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are described in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2025 Form 10-K. During the nine months ended September 30, 2026, there were no material changes to our critical accounting policies and estimates from those discussed in our 2025 Form 10-K. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.
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
Interest Rate Risk
We have a long-term credit facility and separate term loan that bear variable interest rates based on prime, federal funds, or SOFR plus an applicable margin based on our total net leverage ratio. As of September 30, 2026, we had indebtedness of $264.4 million, with an annualized rate of interest of 9.57% under our 2025 Term Loan. A 100 basis point increase in SOFR would increase our interest expense by approximately $2.6 million in any given year.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information on the Company’s legal proceedings is set forth under Part I, Item 3. “Legal Proceedings” in our 2025 Form 10-K. There have been no material changes to the legal proceedings as described in the 2025 Form 10-K.
Item 1A. Risk Factors
You should carefully consider the risk factors set forth under Part I, Item 1A. “Risk Factors” in our 2025 Form 10-K and in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (“Q1 2026 Form 10-Q”), which risk factors are incorporated herein by reference. Such risks could materially affect our business, financial condition, and future results and are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes to the risk factors previously disclosed in our 2025 Form 10-K and Q1 2026 Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sale of Equity Securities
There were no sales of unregistered securities during the three months ended September 30, 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
(a)None.
(b)None.
(c)During the three months ended September 30, 2026, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Solo Brands, Inc.

Date:	November 12, 2026	By:	/s/ John P. Larson
John P. Larson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2026	By:	/s/ Laura Coffey
Laura Coffey
Chief Financial Officer
(Principal Financial Officer)